Form 10QSB
period 2002-09-30
AMERICAN NATURAL ENERGY CORP
filed 2003-07-29
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)
             X  Quarterly Report pursuant to Section 13 or 15(d) of the
            --- Securities Exchange Act of 1934 for the quarterly period ended
                September 30, 2002; or
                Transition report pursuant to Section 13 or 15(d) of the
            --- Securities Exchange Act of 1934 for the transition period from
                _____________ to ______________ .

                         Commission File Number 0-18596
                                                -------

                       AMERICAN NATURAL ENERGY CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          OKLAHOMA                                              73-1605215
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S employer
incorporation of organization)                               identification no.)

                7030 SOUTH YALE, SUITE 404, TULSA, OKLAHOMA 74136
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (918) 481-1440
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                  Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES                                NO      X
                       ----------                        ---------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

          As of June 30, 2003, 26,054,546 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       AMERICAN NATURAL ENERGY CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited) -                  3
         September 30, 2002 and December 31, 2001

         Condensed Consolidated Statements of Operations (unaudited) -        4
         Three Months Ended September 30, 2002 and
         September 30, 2001

         Condensed Consolidated Statements of Operations (unaudited)  -       5
         Nine Months Ended September 30, 2002 and
         September 30, 2001

         Condensed Consolidated Statements of Cash Flows (unaudited) -        6
         Nine Months Ended September 30, 2002 and
         September 30, 2001

         Notes to Condensed Financial Statements (unaudited) -                7
         Three and Nine Months Ended September 30, 2002 and
         September 30, 2001

Item 2.  Management's Discussion and Analysis of                              9
         Financial Condition and Results of Operations

Item 3.  Controls and Procedures                                             19

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   19

PART I - FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS
AMERICAN NATURAL ENERGY CORPORATION
-----------------------------------
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                                      SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                        ASSETS
Current assets:
     Cash and cash equivalents                                                          $    47,893               $1,117,295
     Accounts receivable - net                                                              324,163                  361,759
     Prepaid expenses                                                                        48,417                   36,258
     Marketable securities                                                                  307,634                3,032,644
                                                                                        -----------               ----------
           Total current assets                                                             728,107                4,547,956

Proved oil and natural gas properties, net of accumulated depletion of $90,480            3,789,957                       --

Unproved oil and natural gas properties                                                   7,829,010                8,093,031

Equipment and other fixed assets, net of accumulated depreciation of $42,406 and
     $14,263                                                                                923,174                   43,977
                                                                                        -----------               ----------

           Total assets                                                                  13,270,248               12,684,964
                                                                                        -----------               ----------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities                                             2,668,167                  799,951
     Notes payable                                                                          500,000                       --
     Current portion of long-term debt                                                    1,575,837                1,575,837
                                                                                        -----------               ----------

           Total current liabilities                                                      4,744,004                2,375,788

Deferred income taxes                                                                            --                  211,039

Long-term debt                                                                            2,182,500                2,182,500
                                                                                        -----------               ----------

           Total liabilities                                                              6,926,504                4,769,327
                                                                                        -----------               ----------

Stockholders' equity:

     Common stock
        Authorized - 100,000,000 shares with par value of $0.01 (December 2001 -
             100,000,000 shares with no par value)
        Issued - 25,199,846 (2001- 25,162,346) shares                                       251,998                9,659,652
     Additional paid-in capital                                                           7,427,503                       --
     Accumulated deficit, beginning January 1, 2002                                        (982,379)              (2,015,495)
     Accumulated other comprehensive (loss) income                                         (353,378)                 271,480
                                                                                         ----------               ----------
           Total stockholders' equity                                                     6,343,744                7,915,637
                                                                                         ----------               ----------


           Total liabilities and stockholders' equity                                    13,270,248               12,684,964
                                                                                         ----------               ----------


          See accompanying notes to the condensed financial statements

AMERICAN NATURAL ENERGY CORPORATION
-----------------------------------
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended September 30, 2002 and September 30, 2001



                                                                             SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
Income
Oil and gas revenue                                                             $   230,760            $        --
Interest income and other                                                               680                 22,775
                                                                                -----------            -----------
                                                                                    231,440                 22,775

Expenses
Lease operating expense and production taxes                                        167,681                     --
General and administrative                                                          361,857                128,022
Interest expense                                                                     11,566                     --
Foreign exchange loss (gain)                                                       (339,726)               (28,615)
Impairment of oil and gas properties                                                281,449                510,569
(Gain) loss on sale of marketable securities                                             --                (69,752)
Depletion, depreciation and amortization                                            121,916                     --
                                                                                -----------            -----------

                                                                                    604,743                540,224
                                                                                -----------            -----------

Net (loss)                                                                         (373,303)              (517,449)
                                                                                -----------            -----------

Other comprehensive (loss) income - net of tax
Unrealized gain (loss) arising during the year                                      (51,771)            (1,667,016)
Foreign exchange translation                                                       (341,323)                89,855
                                                                                -----------            -----------

Other comprehensive (loss) income                                                  (393,094)            (1,577,161)

Comprehensive (loss) income                                                        (766,397)            (2,094,610)
                                                                                -----------             ----------

Basic and diluted earnings  (loss) per share                                    $     (0.01)           $     (0.02)
                                                                                -----------            -----------

Weighted average number of shares outstanding - basic and diluted                25,199,846             23,329,013
                                                                                -----------            -----------






          See accompanying notes to the condensed financial statements.

AMERICAN NATURAL ENERGY CORPORATION
-----------------------------------
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
For the nine months ended September 30, 2002 and September 30, 2001


                                                                            SEPTEMBER 30, 2002     SEPTEMBER 30, 2001
Income
Oil and gas revenue                                                            $   233,591                    --
Interest income and other                                                          167,273                61,760
                                                                               -----------           -----------
                                                                                   400,864                61,760

Expenses
Lease operating expense and production taxes                                       201,862                    --
General and administrative                                                       1,093,777               249,723
Interest expense                                                                    14,574                    --
Foreign exchange loss (gain)                                                       (58,502)              (28,590)
Loss on sale of fixed assets                                                         3,280                    --
Impairment of oil and gas properties                                               281,449               510,569
(Gain) loss on sale of marketable securities                                      (284,018)              (64,753)
Depletion, depreciation and amortization                                           130,821                    --
                                                                               -----------           -----------
                                                                                 1,383,243               666,949
                                                                               -----------           -----------

Net (loss)                                                                        (982,379)             (605,189)
                                                                               -----------           -----------

Other comprehensive (loss) income - net of tax
Unrealized gain (loss) arising during the year                                    (313,092)           (1,259,517)
Foreign exchange translation                                                       (98,833)             (212,786)
Reclassification adjustment for (gains) losses included in net income             (212,933)                   --
                                                                               -----------           -----------

Other comprehensive (loss) income                                                 (624,858)           (1,472,303)

Comprehensive (loss) income                                                     (1,607,237)           (2,077,492)
                                                                               -----------           -----------

Basic and diluted earnings  (loss) per share                                   $     (0.04)          $     (0.04)
                                                                               -----------           -----------

Weighted average number of shares outstanding - basic and diluted               25,192,097            17,151,235
                                                                               -----------           -----------




          See accompanying notes to the condensed financial statements.

AMERIAN NATURAL ENERGY CORPORATION
----------------------------------
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2002 and September 30, 2001



                                                                        SEPTEMBER 30, 2002                SEPTEMBER 30, 2001

Cash flow from operating activities
    (Loss) for the period                                                 $  (982,379)                        $ (605,189)
    Non cash items
        Depreciation, depletion and amortization                              130,821                              1,001
        Foreign exchange loss                                                 (58,502)                                --
        Impairment of oil and gas properties                                  281,449                                 --
        Gain on sale of marketable securities                                (284,018)                           (64,753)
        Write down of oil and gas properties                                       --                            510,569
        Loss on sale of fixed assets                                            3,280                                 --
        Non-cash compensation                                                  23,625                                 --
    Changes in operating working capital items
        Accounts receivables                                                   37,596                             35,575
        Prepaid expenses                                                      (12,159)                              (134)
        Accounts payable and accrued liabilities                            1,663,649                           (187,267)
                                                                          -----------                         ----------

Net cash provided by (used in) operating activities                           803,362                           (310,198)

Cash flows from investing activities
    Proceeds from sale or redemption of marketable securities               2,439,905                          1,517,366
    Purchase and development of oil and gas properties                     (3,693,298)                          (305,361)
    Purchase of fixed assets                                                 (922,818)                            (3,742)
    Purchase of marketable securities                                        (163,600)                          (214,000)
    Cash received on acquisition of subsidiary                                     --                            122,930
                                                                          -----------                         ----------

Net cash provided by (used in) investing activities                        (2,339,811)                         1,117,193

Cash flows from financing activities
    Issuance of capital stock                                                  11,719                          3,087,179
    Increase in debt                                                          500,000                                 --
                                                                          -----------                         ----------

Cash provided by (used in) financing activities                               511,719                          3,087,179

Effect of exchange rate changes on cash                                       (44,672)                           (22,364)

Increase (decrease) in cash and cash equivalents                           (1,069,402)                         3,871,810

Cash beginning of period                                                    1,117,295                            444,363
                                                                          -----------                         ----------

Cash end of period                                                             47,893                          4,316,173
                                                                          -----------                         ----------

Non cash operating activities
    Capitalized interest included in unproved properties                      204,567                                 --
                                                                          -----------                         ----------



          See accompanying notes to the condensed financial statements.

                       AMERICAN NATURAL ENERGY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1     SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies and methods followed in preparing these consolidated financial statements are those used by American Natural Energy Corporation (the company) as set out in the December 31, 2001 audited consolidated financial statements. However, the unaudited consolidated financial statements for the three-months and nine-month periods ended September 30, 2002 and 2001 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

      In the opinion of management, all adjustments considered necessary for fair presentation have been included in these consolidated financial statements. Operating results for the three-month and nine-month periods ended September 30, 2002 are not indicative of the results that may be expected for the full year ending December 31, 2002.

2     EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless they are anti-dilutive.

      The numerators and denominators used in calculating basic and diluted earnings per share were as follows:



                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                              2002 (1)         2001 (2)          2002 (1)         2001 (2)

            Numerator - net income (loss)
                 Basic                      $  (373,303)      $  (517,449)     $  (982,379)     $  (605,189)
                 Diluted                       (373,303)         (517,449)        (982,379)        (605,189)

            Denominator - weighted
            average number of shares
            outstanding
                 Basic                       25,199,846        23,329,013       25,192,097       17,151,235
                 Diluted                     25,199,846        23,329,013       25,192,097       17,151,235

      -------------------
      (footnotes)

         (1) Does not include 1,950,000 outstanding potentially dilutive options at a weighted average price of $.33 per share due to the net loss.
         (2) Does not include 450,000 outstanding potentially dilutive options at a weighted average price of $.37 per share due to the net loss.


3     REORGANIZATION

      On January 18, 2002, the shareholders of Gothic Resources, Inc. (Gothic) approved an arrangement under Section 192 of the Canada Business Corporation Act with its subsidiary, American Natural Energy Corporation
      (ANEC), whereby all of the Gothic shareholders exchanged their shares of common stock for shares of common stock of ANEC and Gothic became a subsidiary of ANEC. On that date, the shareholders also approved the reduction of the stated capital of Gothic by the amount of the accumulated deficit of $2,015,495. This transaction has been accounted for as a quasi-reorganization. Gothic may be deemed a predecessor of the company.

4     SUBSEQUENT EVENT

      In October 2002 the Company entered into a purchase and sale agreement with an unrelated third party for the sale of all its right, title and interest in the Oklahoma Coalbed Methane Project. The sale price was $1.018 million, subject to final post closing adjustments.

5     LIQUIDITY AND CAPITAL RESOURCES

      The payment of all existing obligations along with the development of the Company's unproved oil and gas properties is subject to the Company securing additional financing. The Company is attempting to secure such financing. Without additional financing the Company's ability to continue as a going concern may be affected.

6     IMPAIRMENT OF OIL AND GAS PROPERTIES

      The company follows the full cost method of accounting for petroleum and natural gas properties. The company defers the costs of exploring for and developing petroleum and natural gas reserves until such time as the properties are placed into production or abandoned. At that time, the deferred costs are amortized on a unit-of-production basis or written off. Such costs included land acquisition costs, geological and geophysical costs, cost of drilling wells, interest costs on major development projects and overhead charges directly related to acquisition, exploration and development activities.

      The capitalized costs are not subject to depletion until production commences. The capitalized costs were compared to the discounted future value of reserves to determine whether it is likely such costs will be recovered in the future. At September 30, 2002 it was determined that the capitalized proved property costs exceeded this calculation by $281,449 and accordingly, this amount has been recorded as an impairment and expensed in this quarter.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         We are engaged in the acquisition, development, exploitation and production of oil and natural gas. Our revenues and profitability can be expected to be dependent, to a significant extent, upon prevailing spot market prices for oil and natural gas. Additionally, our revenues and profitability can be expected to be dependent upon the quantities of oil and natural gas produced and sold. Prices for oil and natural gas are subject to wide fluctuations in response to changes in supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Such factors include political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions.

         Prior to December 31, 2001, our activities were not significant. During the past three years prior to September 30, 2002, our principal activities, including those of our predecessor, Gothic Resources, Inc., have involved very limited oil and natural gas exploration in the southern United States. In prior years, we also invested in shares of other public oil and gas exploration companies resulting in material capital gains. Since December 31, 2001, we have engaged in several transactions which we believe will enhance our oil and natural gas development, exploitation and production activities and our ability to finance further activities. On December 31, 2001, we acquired the oil and natural gas and related assets of Couba Operating Company and, on January 22, 2002, we completed a corporate reorganization which resulted in our domestication as a corporation into the U.S. from Canada.

         On December 31, 2001, we acquired the assets and capital stock of Couba Operating Company ("Couba"). Couba, organized in 1993, was primarily engaged in the production of oil from properties located in St. Charles Parish, Louisiana. Couba's principal acreage is the subject of a lease (the "Bayou Couba Lease") under which Couba owned a 72% working interest in 1,319.991 gross acres. There are 58 well bores of varying depths located on the property. In addition, the assets include a gathering system covering approximately 25 miles located on the Bayou Couba Lease and various production facilities, geological data, well logs and production information. The information includes 3-D seismic information completed in 1997. The seismic information relates to an area of approximately
23.5 square miles that includes the Bayou Couba lease, among other acreage. Production from the wells commenced in 1941 and only oil and non-commercial quantities of natural gas were produced. Natural gas has never been produced in commercial quantities, and all gas production wells from the original development of the property were plugged. In February 2002, we leased 1,729 acres from the State of Louisiana giving us in excess of 3,000 acres under lease, all within the boundaries of the proprietary 3-D seismic data. We did not claim any proved reserves on these properties as of December 31, 2001, March 31, 2002 and June 30, 2002. A limited amount of proved reserves have been attributed to the properties as of September 30, 2002. These reserves represent our internal evaluation of proved producing reserves relating to the oil production from the five wells restored to producing status in July 2002. We will continue to evaluate the reserve potential with additional production history. These wells produced approximately 7,000 barrels of oil in the quarter ended September 30, 2002. We intend to retain an independent petroleum engineer to prepare a reserve study as of December 31, 2002.

         In December 2002, we entered into a joint development agreement with ExxonMobil Corp. relating to both our Bayou Couba leasehold properties and additional properties owned by ExxonMobil Corp. The agreement creates an area of mutual interest ("AMI") covering approximately 8,400 acres, all within the 23.5 square mile 3-D seismic area and calls for both parties to make available for development, leases and/or mineral interests each owns within the AMI. Both parties may propose wells for drilling and the non-proposing party may elect whether or not to participate, with the election affecting only the proposed location. If both parties elect to participate in the proposed well, the interest in the well will be shared equally. Each party is responsible for its share of costs to develop the acreage within the AMI. Operations of the wells are at the election of the ExxonMobil Corp. but we anticipate that we will drill and operate most wells within the AMI.

         In February 2003, we commenced drilling of the first of four (2.06 net) planned well locations on the Bayou Couba properties and by March 31, 2003, we had completed the drilling of two (0.83 net) wells. Drilling of the third well on the property commenced on April 10, 2003 and drilling of the fourth well commenced in May 2003 with both wells being completed in June 2003. Production from all four (2.06 net) wells is approximately 950 (315 net) barrels of oil per day at June 30, 2003.

         As of September 30, 2002, we owned leasehold interests in approximately 33,185 gross (10,289 net) acres in eastern Oklahoma with 4 gross (3.5 net) wells which was not producing. This area is believed to contain coalbed methane prospects for the production of natural gas. The production from these wells is commercially marketable as natural gas. Methane, which is the primary component of natural gas, can be found in coal deposits. Coalbed methane can be produced from wells drilled into coal deposits. Coalbed methane wells require less processing equipment, are generally shallow, and are less expensive to develop and operate. The leases are located in the Arkoma Basin.

         In October 2002, we sold these Oklahoma leasehold interests for $1.018 million, subject to post closing adjustments, to a non-affiliated purchaser.

OIL AND GAS RESERVES

         At December 31, 2001, March 31, 2002 and June 30, 2002 we attributed no proved reserves to either the properties acquired from Couba or the Oklahoma coalbed methane properties. At September 30, 2002 our internal evaluation attributes the following to proved reserves:

                    Bayou Couba                        Oklahoma Coalbed

                        Oil Mbbls         Gas Mmcf         Oil Mbbls    Gas Mmcf
Proved
  Producing                292               --               --          1,393
  Non-producing             --               --               --           --
  Undeveloped               --               --               --           --

Total                      292               --               --          1,393


         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. The above estimates were prepared based on our internally generated evaluation. There can be no assurance that the reserve study as of December 31, 2002 that we intend to have prepared by an independent petroleum engineer will not differ materially from our internal evaluation. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the actual quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the present value thereof are based upon certain assumptions, including prices, future production levels and costs that may not prove correct. Fluctuations in commodities prices will impact the economic viability of the production of oil and gas. Predictions about prices and future production levels are subject to great uncertainty, and the foregoing uncertainties are particularly true as to proved undeveloped reserves, which are inherently less certain than proved developed reserves. Accordingly, the reserves we claim are subject to these uncertainties.

A COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

         We incurred a net loss of $982,379 in the nine months ended September 30, 2002 compared to a net loss of $605,189 for the same period in 2001. During 2002, our income was comprised of interest and other income of $167,273 and oil and gas revenues of $233,591. Interest income was $3,673. This compares with interest income of $61,760 in 2001. Interest income in 2002 was less than 2001 because of lower average cash balances. Other income in 2002 represents the recovery of accounts receivable written off in prior periods. We had no such recoveries in 2001.

         Our total expenses were $1,383,243 for the nine months ended September 30, 2002 as compared to $666,949 for the same period in 2001. This increase was primarily the result of increased general and administrative expenses of $844,054 resulting from added personnel and reflecting our change to active operations. Our general and administrative expenses increased from $249,723 in 2001 to $1,093,777 in 2002. Additionally, we had lease operating expenses of $201,862, interest expense of $14,574 and depletion, depreciation and amortization expense of $130,821 compared to no expense for each of those categories in 2001. We had an impairment in the carrying value of our oil and gas properties of $281,449 in 2002 compared to $510,569 in 2001.

          In 2002, we had a gain on the sale of marketable securities of $284,018 and a foreign exchange gain of $58,502. In 2001, we had a gain on the sale of marketable securities of $64,753 and a foreign exchange gain of $28,590.

         A COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

         We incurred a net loss of $373,303 in the quarter ended September 30, 2002 compared to a net loss of $517,449 in the same period in 2001. During the quarter ended September 30, 2002, our source of income was comprised of interest and other income of $680 and oil and gas revenue of $230,760. In 2001, we had interest income of $22,775 during the quarter ended June 30.

         Our total expenses were $604,743 for the three months ended September 30, 2002 as compared to $540,224 for the same period in 2001. General and administrative expenses in 2002 were $361,857 and in 2001 were $128,022. The increase in general and administrative expenses was the result of the expanded scope of our activities an 2002. Additionally, we had lease operating expenses of $167,681, interest expense of $11,566 and depletion, depreciation and amortization expense of $121,916 compared to no expense for each category in 2001. We had an impairment of the carrying value of our oil and gas properties of $281,449 in 2002 compared to $510,569 in 2001.

         During the quarter ended September 30, 2002, we had a foreign exchange gain of $339,726, compared to a gain of $28,590 in 2001.

CRITICAL ACCOUNTING POLICIES

         We account for our oil and gas exploration and development activities using the full cost method (as opposed to the successful efforts method) of accounting prescribed by the Securities and Exchange Commission ("Commission"). Accordingly, all our productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and depleted using the units-of-production method based on proved oil and gas reserves. We capitalize our costs including salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and natural gas properties, as well as other directly identifiable general and administrative costs associated with these activities. These costs do not include any costs related to production, general corporate overhead, or similar activities. Our oil and natural gas reserves will be estimated annually by independent petroleum engineers. Our calculation of depreciation, depletion and amortization ("DD&A") will include estimated future expenditures that we believe we will incur in developing our proved reserves and the estimated dismantlement and abandonment costs, net of salvage values. Quarterly, we will perform a review of the carrying costs of our oil and gas properties to assess whether such costs are fully recoverable from future cash flows. In the event the unamortized cost of the oil and natural gas properties we are amortizing exceeds the full cost ceiling as defined by the Commission, we will charge the amount of the excess to expense in the period during which the excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from our oil and natural gas properties. Changes in our estimates or declines in prevailing oil and natural gas prices could cause us to reduce in the near term our carrying value of our oil and natural gas properties. A write-down arising out of these conditions is referred to throughout our industry as a full cost ceiling write-down. The capitalized costs were compared to the discounted future value of reserves to determine whether a full cost ceiling write-down was required. At September 30, 2002 it was determined that the capitalized proved property costs exceeded this calculation by $281,449 and accordingly, this amount has been recorded as an impairment and expensed in this quarter. The value of the oil and gas properties in the quarter ended September 30, 2001 were written down in the amount of $510,569.

         We will evaluate oil and natural gas reserve acquisition opportunities in light of many factors only a portion of which may be reflected in the amount of proved oil and natural gas reserves that we propose to acquire. In determining the purchase price to be offered, we do not solely rely on proved oil and gas reserves or the value of such reserves determined in accordance with Rule 4-10 of Regulation S-X adopted by the Commission. Factors we consider include the probable reserves of the interests intended to be acquired, anticipated efficiencies and cost reductions that we believe can be made in us operating the producing properties, the additional reserves that we believe can be proven relatively inexpensively based on our knowledge of the area where the interests are located and existing producing properties we may own. We may also consider other factors if appropriate. We may conclude that an acquisition is favorable, even if there may be a subsequent full-cost ceiling write-down associated with it, based on other factors we believe are important. We do not perform a ceiling test for specific properties acquired because the ceiling test is performed at each quarter and at year end for all of our properties included in our cost center and is based on prices for oil and natural gas as of that date which may be higher or lower than the prices used when evaluating potential acquisitions. We review the transaction in the light of proved and probable reserves, historic and seasonal fluctuations in the prices of oil and natural gas, anticipated future prices for oil and natural gas, the factors described above as well as other factors that may relate to the specific properties under review.

         Our profitability and revenues are and will be dependent, to a significant extent, upon prevailing spot market prices for oil and natural gas. Additionally, our revenues and profitability can be expected to be dependent upon the quantities of oil and gas produced and sold. Oil and natural gas prices and markets have been volatile. Prices are subject to wide fluctuations in response to changes in supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Such factors include political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. Natural gas prices have fluctuated significantly over the past twelve months.

         We intend to use the sales method for recording natural gas sales. Our oil and condensate production is sold, title passed, and revenue recognized at or near our wells under short-term purchase contracts at prevailing prices in accordance with arrangements, which are customary in our industry. Our gas sales are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as our sales of gas exceed our pro rata ownership in a well, such sales will be recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time the excess will be recorded as a gas balancing liability. Such imbalances are incurred from time to time in the ordinary course of our business in the operation of our gas wells as a consequence of operational factors.

LIQUIDITY AND CAPITAL RESOURCES

A COMPARISON OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

         Our net cash provided by operations was $803,362 for the nine months ended September 30, 2002 as compared to net cash used of $310,198 for 2001. Cash provided by operating activities was impacted by a gain of $284,018 on the sale of marketable securities, a foreign currency exchange gain of $58,502 and an impairment in the carrying value of our oil and gas properties of $281,449 which did not affect our cash position. Accounts payable and accrued liabilities increased significantly in 2002 over 2001 because of the expanded scope of our activities.

         We used $2,339,811 of net cash in investing activities for the nine months ended September 30, 2002 compared to net cash provided of $1,117,193 in 2001. The 2002 cash used for investing activities includes approximately $3,700,000 for the purchase and development of unproved oil and gas properties and $923,000 for other fixed assets and is partially offset by proceeds from the sale of marketable securities, net of purchases of marketable securities, of approximately $2,276,000. In 2001, the majority of the cash was provided by the sale of marketable securities.

         Our net cash provided by financing activities for 2002 was $511,719 compared to $3,087,179 provided in 2001.

HOW WE HAVE FINANCED OUR ACTIVITIES

         Our activities in 2001 were primarily financed from the net proceeds of $3.1 million realized from the private sale of our securities in July, 2001, as well as $1.3 million realized from the sale of securities of other issuers, net of purchases.

         On August 2, 2002, we borrowed $500,000 from a private investor. The borrowing bears interest at 12% and is due on December 6, 2002 , or out of the proceeds of a financing or sale or change of control of the company if occurring earlier. It is secured by a pledge of the shares of First Calgary Petroleum Ltd. that we own. This loan was repaid in March 2003 out of the proceeds of our sale of the remaining shares of First Calgary Petroleum Ltd. that we owned. On February 14, 2003, we issued to the lender 166,700 shares of our common stock as additional consideration for making the loan.

RECENT FINANCINGS

         In March 2003, we entered into a funding arrangement with TransAtlantic Petroleum (USA) Corp. whereby TransAtlantic agreed to advance to us up to $2.0 million, of which up to $1.8 million is to be used to fund our share of the drilling and completion costs for the four initial wells we drilled in St. Charles Parish. In exchange, TransAtlantic received a $2.0 million production payment payable out of 75% of the net revenues from the wells drilled with the funds advanced. In addition, also in exchange for the availability of the funds for drilling and completion and an additional $200,000 of funding, TransAtlantic received a 10% interest in our Bayou Couba lease and our lease with the State of Louisiana. Under the agreements, TransAtlantic has the right to acquire a 10% participation in any additional interests we acquire in the 23.138 square mile Bayou Couba salt dome development area, which includes any interest acquired through our AMI joint development agreement with ExxonMobil Corp. Our obligations to TransAtlantic are collateralized by a lien against our interest in the four initial wells and their hydrocarbon production. At June 30, 2003, the entire $1.8 million had been drawn and $166,000 of the production payment had been paid to TransAtlantic.

         We also completed, in March 2003, a $2.5 million borrowing for working capital and repayment of secured debt. The $2.5 million is due to be repaid on October 31, 2003 and bears interest at 12% per annum, calculated monthly. The loan is secured by a senior lien against all our oil and gas properties and undeveloped leaseholds. The lender also received 688,000 shares of our common stock as additional consideration for the loan. The lender is Quest Investment Corporation. Brian Bayley, one of our Directors, is a Director and the Chief Executive Officer of Quest Investment Corporation. We agreed to register the 688,000 shares under the Securities Act of 1933, as amended, by July 22, 2003 to enable the resale of such shares.

         Also in March 2003, we refinanced our indebtedness owing to Bank One Michigan, NA. ("Bank One"). Bank One was repaid $2.25 million and received our junior secured note in the principal amount of approximately $1.7 million. Bank One subordinated its lien against substantially all our assets to the loan of Quest Investment Corporation described above. The loan bears interest at Bank One's prime rate plus 2%, payable quarterly. The note matures on December 31, 2003.

FUTURE CAPITAL REQUIREMENTS AND RESOURCES

         Our capital requirements relate to the acquisition, exploration, enhancement, development and operation of oil and natural gas properties. In general, because our oil and natural gas reserves will be depleted by production over time, the success of our business strategy is dependent upon a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, we are dependent upon acquiring or developing additional oil and natural gas properties or entering into joint oil and natural gas well development arrangements.

         We currently expect that available cash, and proceeds from the private or public sale of debt or equity securities, will be sufficient to fund these debt service requirements and planned capital expenditures for our existing properties through 2002 and 2003. However, we may need to raise additional capital to fund acquisitions and the development thereof, which capital may not be available to us in the future. Except for expenditures made in the ordinary course of the oil and gas production business, we did not make any material expenditures for equipment in 2002.

         In order to acquire and develop additional oil and gas reserves, we will require additional capital which is currently not available to us. Our business strategy requires us to obtain additional financing and its failure to do so can be expected to adversely affect our ability to grow our revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability. There can be no assurance we will obtain this additional funding. Such funding may be obtained through the sale of equity securities or by incurring additional indebtedness. Although we are currently actively seeking to raise additional equity or debt capital, we currently have no specific plans or agreements with investors regarding raising this additional capital. Without such funding, our revenues will continue to be limited and it can be expected that our operations will not be profitable. In addition, any additional equity funding that we obtain may result in material dilution to the current holders of our common stock.

         We intend, as opportunities arise, to evaluate the acquisition and development of additional leasehold interests. We are unable at this time to state whether or where any such additional properties may be acquired, to estimate the purchase price for any properties we may acquire or to state the terms on which financing for these purposes can be obtained.

         Under the terms of our loan agreement with Quest Investments Corporation, we owe $2.5 million maturing on October 31, 2003 and under the terms of our loan agreement with Bank One, we owe approximately $1.7 million maturing on December 31, 2003. We are currently seeking to arrange for a sale of shares of our common stock in a private offering of securities, a portion of the proceeds from which sale are intended to be used to repay this indebtedness. There can be no assurance that we will be successful in raising this additional capital on terms acceptable to us or that the terms of such transaction may not result in material dilution to our existing stockholders

INFLATION

         Our revenues have been and are expected to continue to be affected by fluctuations in the prices for oil and gas. Inflationary pressures did not have a significant effect on our operations in the three and nine months ended September 30, 2002.

ACCOUNTING MATTERS

         SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets," were issued in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. We, along with a majority of the other reporting issuers in the oil and natural gas industry, did not believe SFAS No. 141 and SFAS No. 142 changed the authoritative literature specific to oil and natural gas properties which contain accounting and disclosure guidance for our interests in oil and natural gas properties. However, an interpretation of SFAS No. 141 and SFAS No. 142 is being deliberated by the Securities and Exchange Commission (SEC), the FASB, and others as to whether mineral interest use rights in oil and natural gas properties are intangible assets. Under this interpretation, mineral interest use rights for both undeveloped and developed leaseholds would be classified separate from oil and natural gas properties as intangible assets and additional disclosures as required by SFAS No. 141 and SFAS No. 142 would be included in the notes to financial statements. Since under the full cost method of accounting which we use, the amortization for each component of the full cost pool is not separately identified and tracked, this interpretation for developed leaseholds would relate to mineral interest use rights acquired after June 30, 2001. The classification as intangible assets does not effect how these items are accounted for under the full cost method of accounting with respect to the calculation of depreciation, depletion and amortization or the calculation of the ceiling test for the value of our oil and natural gas properties. At September 30, 2002, we have undeveloped leaseholds of approximately $6.5 million that would be classified as "intangible undeveloped leaseholds." As of that date, we had developed leaseholds of approximately
$1.8 million that would be classified as "intangible developed leaseholds" if we applied the interpretation currently being deliberated. Additionally, we have not made the disclosures set forth under SFAS No. 142 as it applied to the use rights of mineral interests.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         With the exception of historical matters, the matters we discussed below and elsewhere in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Information and Item 2. Management's Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our capital requirements, business strategy, ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our outstanding indebtedness, our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify and integrate successfully any additional producing oil and gas properties we acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our budgeted capital expenditures, our statements and estimates about quantities of production of oil and gas as it implies continuing production rates at those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.

         Readers are cautioned that the risk factors described in our registration statement on Form 10-SB and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2002, 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

         Our common shares have no trading market in the United States, and there can be no assurance as to the liquidity of any markets that may develop for our common shares, the ability of the holders of common shares to sell their common shares in the United States or the price at which holders would be able to sell their common shares. Any future trading prices of the common shares will depend on many factors, including, among others, our operating results and the market for similar securities.

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including Michael K. Paulk, our President, and Steven P. Ensz, our Vice President, Finance, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Paulk and Mr. Ensz, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         2.0 Second Amended Joint Plan of Reorganization Proposed by Couba Operating Company, American Natural Energy Corporation and Gothic Resources Inc. filed in the United States Bankruptcy Court, Western District of Oklahoma. Case No. 00-11837-W (Chapter
               11)(1).
         2.1 Order Confirming Plan, filed November 16, 2001 with U.S. Bankruptcy Court, Western District of Oklahoma(2)
         3.1 Certificate of Incorporation of American Natural Energy Corporation, formerly named Dayton Energy Corporation(1)
         3.2      Certificate of Amendment filed March 23, 2001(2)
         3.3      Certificate of Amendment filed December 20, 2001(2)
         10.2 Loan Agreement dated August 2, 2002 between Middlemarch Partners Limited and the Registrant(2)
         10.3 Leasehold Acquisition and Development Agreement with The Wiser Oil Company(2)
         10.4 Assignment of Oil, Gas and Mineral Lease dated as of February 18, 2002 relating to State Lease Number 17353(2)

         10.5 Loan Agreement effective as of March 12, 2003 between Registrant and Bank One, N.A.(2)
         10.6 Loan Agreement dated March 12, 2003 between Registrant and Quest Investment Corporation(2)
         10.7.1 Production Payment Purchase and Sale Agreement between Registrant and TransAtlantic Petroleum (USA) Corp. dated March 10, 2003(2)
         10.7.2 Production Payment Conveyance from Registrant to TransAtlantic Petroleum (USA) Corp. dated March 10, 2003(2)
         10.7.3 Purchase and Exploration Agreement between Registrant and TransAtlantic Petroleum (USA) Corp. dated March 10, 2003(2)
         21.0     Subsidiaries of the Registrant

                  NAME                           JURISDICTION OF ORGANIZATION
                  ----                           ----------------------------
                  Gothic Resources Inc.         Canada Business Corporations Act

         99.1     Chief Executive Officer's Certification Pursuant to Rule
                  13a-14(a)
         99.2     Chief Financial Officer's Certification Pursuant to Rule
                  13a-14(a)
         99.3     Chief Executive Officer's Certification Pursuant to Section
                  1350
         99.4     Chief Financial Officer's Certification Pursuant to Section
                  1350

----------------------------
         (1) Filed as an exhibit to registration statement on Form 10-SB filed August 12, 2002.

         (2) Filed as an exhibit to Amendment No. 1 to registration statement on Form S-B.

(b) Reports on Form 8-K

              None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AMERICAN NATURAL ENERGY CORPORATION
                                            -----------------------------------
                                                       (Registrant)


Date:  July 18,  2003                            /S/  Michael K. Paulk
                                      ------------------------------------------
                                                       Michael K. Paulk
                                      President and Chief Executive  Officer

                                              /S/  Steven P. Ensz
                                      ------------------------------------------
                                                   Steven P. Ensz
                                      Principal Financial and Accounting Officer