Form 10KSB
period 2002-12-31
AMERICAN NATURAL ENERGY CORP
filed 2003-08-15
CIK 870732

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-KSB

Mark One:

         |X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended DECEMBER 31, 2002; or

         |_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to __________.

                           COMMISSION FILE NO. 0-18956
                       AMERICAN NATURAL ENERGY CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           OKLAHOMA                                         73-1605215
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (IRS Employer
Incorporation or Organization)                          Identification No.)

                7030 SOUTH YALE, SUITE 404, TULSA, OKLAHOMA 74136
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  918-481-1440
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
                                   None
--------------------------------------------------------------------------------

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
--------------------------------------------------------------------------------
                     Common Stock, par value $.01 per share
                              (Title of Each Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [ ] Yes
[X] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. |X|

         State Issuer's revenues for its most recent fiscal year:  $477,379.

         The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 2, 2003, was $13,687,827. (Non-affiliates have been determined on the basis of holdings set forth in Item 11 of this Annual Report on Form 10-KSB.)

         The number of shares outstanding of each of the Issuer's classes of common equity, as of June 10, 2003, was 26,054,546.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                               PART I                                              Page

        Item 1.                Description of Business                                              3

        Item 2.                Description of Property                                             18

        Item 3.                Legal Proceedings                                                   18

        Item 4.                Submission of Matters to a Vote of Security Holders                 19

                                              PART II

        Item 5.                Market for Common Equity and Related Stockholder
                               Matters                                                             20

        Item 6.                Management's Discussion and Analysis or Plan of
                               Operation                                                           23

        Item 7.                Financial Statements                                                41

        Item 8.                Changes In and Disagreements With Accountants On
                               Accounting and Financial Disclosure                                 41

                                              PART III

        Item 9.                Directors, Executive Officers, Promoters and Control
                               Persons; Compliance with Section 16(a) of the Exchange
                               Act.                                                                43

        Item 10.               Executive Compensation                                              45

        Item 11.               Security Ownership of Certain Beneficial Owners and
                               Management and Related Stockholder Matters                          46

        Item 12.               Certain Relationships and Related Transactions                      48

        Item 13.               Exhibits and Reports on Form 8-K                                    50

        Item 14.               Controls and Procedures                                             52


                                     PART I
                                     ------

ITEM 1 - DESCRIPTION OF BUSINESS:
---------------------------------

         American Natural Energy Corporation is engaged in the acquisition, development, exploitation and production of oil and natural gas. Prior to December 31, 2001, our activities, conducted entirely through our predecessor, Gothic Resources Inc., were not significant and involved very limited oil and natural gas exploration in the southern United States. We also invested in shares of other public oil and gas exploration companies resulting in material capital gains. Since December 31, 2001, we have engaged in several transactions which we believe will enhance our oil and natural gas development, exploitation and production activities and our ability to finance further activities. On December 31, 2001, we acquired the oil and natural gas and related assets of Couba Operating Company and, on January 22, 2002, we completed a corporate reorganization which resulted in our domestication as a corporation into the U.S. from Canada. We are now an Oklahoma corporation. Commencing in the second half of 2002, we have engaged in a series of financing transactions intended to enable us to initiate and pursue development activities on the properties we have acquired. We continue to need and seek material amounts of additional capital to further our oil and natural gas development and exploitation activities.

         During the year ended December 31, 2002, we commenced production from five of the shut-in wells acquired in our acquisition of the assets of Couba Operating Company. These properties produced 11,912 barrels of oil through December 31, 2002.

         In February, 2003, we commenced drilling operations on the Couba Operating Company properties and successfully completed two (0.83 net) wells. In April and May 2003, we successfully completed two additional (1.23 net) wells. As of June 30, 2003, cumulative production from all four (2.06 net) wells is approximately 950 (315 net) barrels per day. Further development of these properties is subject to us raising additional capital. We are currently seeking to raise additional capital through a sale of our equity securities to fund further drilling activities on these properties; however, there can be no assurance that we will be successful in raising additional capital on terms acceptable to us.

         Also during the year December 31, 2002, we commenced production on gas properties within our Oklahoma Coalbed Methane Gas Project and through the quarter ended September 30, 2002, these properties produced approximately 13,000 mcf of natural gas. Effective October 1, 2002, these properties and all leasehold interests related to the Oklahoma Coalbed Methane Gas Project were sold.

         Unless the context otherwise requires, references to us in this registration statement includes American Natural Energy Corporation, an Oklahoma corporation, and our wholly-owned subsidiary, Gothic Resources Inc., a corporation organized under the Canada Business Corporation Act. References to Gothic refer exclusively to our wholly-owned subsidiary, Gothic Resources Inc. and references to ANEC refer exclusively to our parent corporation, American Natural Energy Corporation, organized under the laws of Oklahoma. Through December 2001, our activities were conducted through Gothic, and Gothic may be deemed a predecessor of ANEC.

         THE LOUISIANA PROPERTIES

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

         In early 2000, Couba had depleted its borrowing availability under a bank line of credit and had insufficient capital to continue in operations. On March 14, 2000, an involuntary Chapter 7 Bankruptcy Petition was filed against Couba in the United States Bankruptcy Court for the Western District of Oklahoma. In April, 2000, the case was converted to a Chapter 11 debtor in possession proceeding. During the pendency of the proceeding, Couba maintained nominal production from four wells on the Bayou Couba Lease in order to maintain in effect the lease to the property.

         On May 1, 2001, we joined with Couba in submitting to the Bankruptcy Court a plan of reorganization whereby we would acquire substantially all the assets and capital stock of Couba. Couba's only assets at the time were its physical oil and gas facilities and it had no other business activities, employees, customers or rights. The plan, as finally confirmed by the Court on November 16, 2001, provided for the following:

     o we acquired substantially all the assets of Couba and its outstanding capital stock,

     o   we paid approximately $2.1 million in cash,

     o we assumed approximately $3.8 million of senior secured bank debt. On March 12, 2003, the final documentation relating to this indebtedness was executed with the lender. Concurrently with executing the loan documentation, we repaid $2.25 million of principal and interest and, as of that date, there remained owing approximately $1.7 million. The remaining indebtedness is secured by a subordinated lien against our assets and matures on December 31, 2003,


     o   we assumed $204,000 of other additional secured liabilities of Couba,

     o we agreed that the holders of unsecured claims aggregating approximately $4.9 million would receive payment of 100% of their allowed claim out of a net profits interest and overriding royalty in the production from existing wells on the Bayou Couba Lease and new wells drilled on an area of mutual interest covering an approximately
         23.5 square mile area outside the area covered by the Bayou Couba Lease. The net profits interest and overriding royalty provide that such creditors will be allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou

         Couba Lease acreage and 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou Couba Lease acreage and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on the area of mutual interest, and

     o we agreed that, after repayment to us of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba Lease and the area of mutual interest, the former holders of equity securities of Couba Operating Company will be entitled to a reversionary interest in the wells in the Bayou Couba Lease equal to 25% of the working interest obtained by us directly from Couba Operating Company at the time of confirmation and as a result of the plan of reorganization of Couba Operating Company.

The principal asset of Couba we acquired was the Bayou Couba lease. The lessor is Exxon-Mobil Corp. and the lease is held by production of oil and gas on the property. We further agreed as part of the plan to expend up to $1.1 million to restore existing wells on the property to production, which amount we had expended as of the end of the third quarter of 2002, and to evaluate the advisability of drilling new wells.

         In addition, the Couba assets we acquired include a gathering system covering approximately 25 miles located on the Bayou Couba Lease, used solely as a production collection system among the wells on the leased property leading to a product distribution point, and various production facilities, geological data, well logs and production information. The information includes 3-D seismic information completed in 1997. The seismic information relates to an area of approximately 23.5 square miles that includes the Bayou Couba lease, among other acreage.

         The 23.5 square mile area, which excludes the Bayou Couba Lease acreage, is the subject of a further area of mutual interest agreement with a non-affiliated party whereby we are entitled to a minimum interest of 75% in any acreage acquired by either party in the area, and we and the other party bear our proportionate share of the costs of developing the area. The other party to the agreement has certain licensing rights with respect to our 3-D seismic information and is entitled to receive copies of the information.

         In February 2002, we leased 1,729 acres from the State of Louisiana giving us in excess of an aggregate of approximately 3,000 net acres under lease at December 31, 2002, all within the boundaries of the proprietary 3-D seismic data. The acreage that is the subject of the lease with the State of Louisiana is also not included within the area of mutual interest agreement with the non-affiliated party.

         In November 2002, we entered into a four-year joint development agreement with ExxonMobil Corp. relating to both our Couba properties and additional properties owned by ExxonMobil Corp. The agreement creates an area of mutual interest ("AMI") covering approximately 8,400 acres, all within the 23.5 square mile 3-D seismic area and calls for both parties to make available for development, leases and/or mineral interests each owns within the AMI. Both parties may propose wells for drilling and the non-proposing party may elect whether or not to participate, with that election affecting only the proposed location. If both parties elect to participate in the proposed well, the interest in the well will be shared equally. Each party is responsible for its share of costs to develop the acreage within the AMI. Operations of the wells are at the election of the ExxonMobil Corp. but we anticipate that we will drill and operate most wells within the AMI. As is described under Item 6. Management's Discussion and Analysis or Plan of Operation in this Annual Report, in March 2003, we assigned a 10% participation interest in this AMI to Trans-Atlantic Petroleum Corp. in partial consideration for a $2.0 million financing.

         In February 2003, we commenced drilling of the first of four planned well locations on the Couba properties and by March 31, 2003, we had completed the drilling of two wells both of which had been cased and were being evaluated. Drilling of the third well on the property commenced in April 2003 and on the fourth well in May 2003. The third and fourth wells were completed in June 2003. At June 30, 2003, cumulative production from all four (2.06 net ) wells is approximately 950 (315 net) barrels per day.

         JANUARY 2002 CORPORATE REORGANIZATION

         On January 22, 2002, we completed a corporate reorganization. At a meeting held on January 18, 2002, the stockholders of Gothic approved an arrangement under Section 192 of the Canada Business Corporations Act whereby the stockholders of Gothic voted to exchange all their common shares for shares of ANEC. The effect of the reorganization was that Gothic, which had formerly been the parent corporation of ANEC, became its wholly-owned subsidiary and ANEC became the parent corporation. The stockholders of Gothic tendered their share certificates and received a like number of shares of ANEC. All outstanding warrants and options to purchase shares of Gothic now represent the right to purchase shares of ANEC on substantially the identical terms and conditions. The shares of Gothic are no longer listed on the Toronto Venture Exchange, Inc.
(TSX) and in their place, the shares of ANEC are now listed on that exchange, quoted and traded in U.S. dollars under the symbol ANR.U.

         Upon petition of Gothic, the Supreme Court of British Columbia, at a hearing held on January 22, 2002, considered the fairness of the terms and conditions of the reorganization. All the security holders of Gothic were mailed a notice dated December 19, 2001 of the hearing and had the opportunity to appear. Upon finding that the terms of the transaction were fair, both procedurally and substantively, to the security holders of Gothic, the Court entered an order approving the reorganization pursuant to the provisions of
Section 192 of the Canada Business Corporations Act. The British Columbia Court was advised by Gothic in the petition presented to the Court before the hearing that ANEC would rely on the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(10) thereof in issuing its shares in exchange for the shares of Gothic.

         The purpose for the reorganization was to permit us to continue our business and operations, all of which are located in the U.S, as a U.S. corporation incorporated in Oklahoma. Our Board of Directors believes that the use of a U.S. corporation whose securities are registered with the U.S. Securities and Exchange Commission (the "SEC") will provide a platform to stimulate and increase U.S. market interest in us and facilitate our ability to raise capital in the U.S. and elsewhere in the world.

         At the same meeting, the Gothic stockholders approved the adoption of the American Natural Energy Corporation 2001 Stock Incentive Plan whereby, among other things, 5,000,000 shares of our common stock were reserved for the issuance of options granted under the plan. The stockholders also approved a reduction, pursuant to the Canadian Business Corporation Act, of Gothic's stated capital. The reduction in stated capital, which was a necessary condition under Canadian law to the completion of the reorganization, did not result in the cancellation or change in the number of shares of Gothic outstanding. The reduction in the stated capital, which amounted to approximately $2.0 million, resulted in the elimination of the accumulated deficit.

         Our officers and Directors remain unchanged after the reorganization and it had no effect on the relative holdings of our stockholders. One share of ANEC was authorized to be issued in exchange for each share of Gothic. No cash was issued in the transaction except stockholders who perfected their dissenters' rights in accordance with Canadian law were entitled to receive cash. No stockholders perfected their dissenters rights.

         OTHER ACTIVITIES

         As of September 30, 2002, we owned leasehold interests in approximately 33,185 gross (10,289 net) acres in eastern Oklahoma with 4 gross (3.5 net) wells which were not producing. The leases are located in the Arkoma Basin. This area is believed to contain coalbed methane prospects for the production of natural gas. In October 2002, we sold these Oklahoma leasehold interests for $1.003 million, subject to post closing adjustments, to a non-affiliated purchaser.

         At December 31, 2001, we held an aggregate of 7,870,419 shares of First Calgary Petroleum Ltd., an oil and gas exploration and development company listed on The Toronto Stock Exchange. We had acquired 7,918,919 of these shares on conversion in November 1999 of a loan in the amount of $2.0 million we made to First Calgary in December 1997. In January 2002, we sold all 7,870,419 shares for net proceeds of $2.3 million. Separately from the foregoing, we also exercised for $163,000 warrants for the purchase of 400,000 shares of First Calgary stock. These shares were sold in December 2002 and January and February 2003 for gross proceeds of $543,000. First Calgary is not an affiliate of ours.

         PRIMARY OPERATING AREA

         The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2002, all of our operations and reserves are located in that area.


OIL AND GAS RESERVES

         The tables below set forth information as of December 31, 2002 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Netherland, Sewell and Associates, Inc. The calculations which Netherland, Sewell and Associates, Inc. used in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. All estimates were prepared based upon a review of production histories and other geologic, economic, ownership and engineering data we believe to be accurate. The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves we owned.

                                                          OIL         GAS    TOTAL
                                                          (MBbl)     (MMcf)  (MBble)
                                                          ------     ------  -------
Proved developed                                             18        -0-      18
Proved undeveloped                                           97         40     103
Total proved                                                115         40     121


                                             PROVED          PROVED        TOTAL
                                             DEVELOPED       UNDEVELOPED   PROVED
Estimated future net revenue                 $74,700         $1,216,100    $1,290,800
Present value of future net revenue          $70,900         $1,018,300    $1,089,200



           -----------------------
           (a) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2002. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $30.10 per barrel of oil and $4.74 per Mcf of gas.

         The future net revenue attributable to our estimated proved undeveloped reserves of $1.216 million at December 31, 2002, and the $1.018 million present value thereof, have been calculated assuming that we will expend approximately $828,000 during 2003 to develop these reserves. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. Through June 30, 2003, we had expended $5.0 million for development of the Bayou Couba properties.

         No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.

         Our ownership interest used in calculating proved reserves and the estimated future net revenue therefrom was determined after giving effect to the assumed maximum participation by other parties to our farm-out and participation agreements. There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices or that existing contracts will be honored or judicially enforced.

         There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the actual quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the present value thereof are based upon certain assumptions, including prices, future production levels and cost, that may not prove correct. Fluctuations in commodities prices will impact the economic viability of the production of oil and gas. Predictions about prices and future production levels are subject to great uncertainty, and the foregoing uncertainties are particularly true as to proved undeveloped reserves, which are inherently less certain than proved developed reserves. Accordingly, any reserves we may discover in the future will be subject to these uncertainties.

DRILLING ACTIVITY

         The following table sets forth information as to the wells we completed during the periods indicated. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest therein.

                                        YEAR ENDED DECEMBER 31,
                              2000                2001                2002
                        Gross      Net      Gross      Net      Gross      Net
Development
  Productive             -0-       -0-       -0-       -0-       -0-       -0-
  Non-productive         -0-       -0-       -0-       -0-       -0-       -0-
Exploratory
  Productive             -0-       -0-       -0-       -0-        4        3.5
  Non-productive         -0-       -0-       -0-       -0-       -0-       -0-

PRESENT ACTIVITIES

         In July 2002, we completed the restoration activities on the Bayou Couba Lease and brought the operation into compliance with applicable regulatory requirements. We have also completed reprocessing the 3-D seismic information we acquired as part of the Couba transaction and we are continuing to review that data.

         In February 2003, we commenced drilling of the first of four (2.06 net) planned well locations on the Bayou Couba properties and by March 31, 2003, we had completed the drilling of two (0.83 net) wells. Drilling of the third and fourth wells on the property commenced in April and May 2003, and were completed in June 2003. At June 30, 2003, cumulative production from all four (2.06 net) wells is approximately 950 (315 net) barrels per day.

PRODUCTIVE WELL DATA INFORMATION

         At June 30, 2003, we had interests in nine (6.13 net) producing wells, of which all were classified as primarily oil producing wells.

PRODUCTION VOLUMES, REVENUE, PRICES AND PRODUCTION COSTS

         The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with ended December 31, 2002, we did not produce any material quantities of oil and natural gas.

                                            Year Ended December 31,
                                           2002                2001
     Net Production(1)
        Oil (MBl)                            11.9                  --
        Natural Gas                         13.06                  --
       (MMcf)
        Oil Equivalent
       (MBble)                              14.08                  --
     Oil and Natural Gas
     Sales
        Oil                            $  274,803                  --
        Natural Gas                    $   33,711                  --
        Total                          $  308,514                  --
     Average Sales Price:
        Oil ( $per Bl)                 $    23.07                  --
        Natural Gas ($per              $     2.58                  --
          Mcf)
        Oil Equivalent
          ($per Bble)                  $    21.90                  --
     Oil and Natural Gas
          Costs:
        Lease operating                $  481,711                  --
          expenses
        Production Taxes               $   11,115                  --
        Net loss from sale
          of oil and
          natural gas
          properties                   $  726,348                  --
        Impairment of oil
          and natural gas
          properties                   $6,476,993          $  572,705
        Depreciation,
          depletion and
          amortization                 $  410,050                  --

(1) Includes only production owned by us and produced to our interest, less royalties and production due others. 1,638 barrels of oil were produced in December 2002 but not sold until January 2003 and are included in inventory at December 31, 2002 at the lower of production cost and DD&A, or market.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

         The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

                          Year Ended      Year Ended      Year Ended
                         December 31,    December 31,    December 31,
                             2000           2001             2002

Development Costs                 --              --     $   681,102
Exploration Costs        $    23,769     $   364,867     $ 2,842,783
Acquisition Costs                 --     $ 7,728,164     $   535,680
Sales of Oil and Gas
   Properties                     --              --     $(1,667,581)

Capitalized Interest              --              --         275,857
Total                    $    23,769     $ 8,093,031     $ 2,667,841



ACREAGE

         The following table sets forth as of June 30, 2003, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. "Gross" acres are the total number of acres in which we own a working interest. "Net" acres refer to gross acres multiplied by our fractional working interest.

                                                                   Total Developed and
                       Developed(1)          Undeveloped(1)            Undeveloped
       Area         Gross        Net        Gross        Net        Gross        Net
Louisiana           1.320       1.072       1.912       1.554       3.375       3.055
Total               1.320       1.072       1.912       1.554       3.375       3.055


(1) Net acreage assumes that we maintain our existing working interest percentage in all future development. An election by ExxonMobil to participate in our acreage pursuant to the ExxonMobil joint development agreement we entered into in November 2002 will reduce our net owned acreage position. Our participation in ExxonMobil acreage under that agreement will serve to increase our net acreage position. ExxonMobil is providing 3,240 gross acres to the joint development agreement area.

MARKETING

         Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2002, our sales to Teppco Crude Oil, L.P. of $274,803 accounted for 88% of our total oil and gas sales and our gas sales to Enerfin Resources of $33,711 accounted for 11% of our total oil and gas sales. We believe that the loss of this customer would not have a material adverse effect on our results of operations or our financial position.

         We have no obligations to provide a fixed or determinable quantities of oil or natural gas in the future under existing contracts or agreements.

HEDGING ACTIVITIES

         We have not utilized hedging strategies to hedge the price of our future oil and gas production or to manage our fixed interest rate exposure.

REGULATION

         General

         Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2002, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months, however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.

         Exploration and Production

         Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or obtained in connection with operations. Our operations are also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states (such as Oklahoma) allow the forced pooling or integration of tracts to facilitate exploration while other states (such as California) rely on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a prospect if the operator owns less than 100% of the leasehold. In addition, certain state conservation laws may establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill. The extent of any impact on us of such restrictions cannot be predicted.

         Environmental and Occupational Regulation

         General. Our activities are subject to existing federal, state and local laws and regulations governing environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary event, compliance with existing federal, state and local laws, rules and regulations concerning the protection of the environment and human health will not have a material effect upon our operations, capital expenditures, earnings or competitive position. We cannot predict what effect additional regulation or legislation, enforcement policies thereunder and claims for damages for injuries to property, employees, other persons and the environment resulting from our operations could have on our activities.

         Our activities with respect to exploration, development and production of oil and natural gas are subject to stringent environmental regulation by state and federal authorities including the United States Environmental Protection Agency ("EPA"). Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. Although we believe that compliance with environmental regulations will not have a material adverse effect on our operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages for injuries to property or persons resulting from our operations could result in substantial costs and liabilities.

         Waste Disposal. We currently own or lease, and have owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although we believe operating and disposal practices that were standard in the industry at the time were utilized, hydrocarbons or other wastes may have been disposed of or released on or under the properties we owned or leased or on or under other locations where such wastes have been taken for disposal. In addition, these properties may have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. State and federal laws applicable to oil and natural gas wastes and properties have gradually become more strict. Under such laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

         We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA and various state agencies have limited the disposal options for certain hazardous and non-hazardous wastes and are considering the adoption of stricter disposal standards for non-hazardous wastes. Furthermore, certain wastes generated by our oil and natural gas operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to considerably more rigorous and costly operating and disposal requirements.

          Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner and operator of a site and persons that disposed of or arranged for the disposal of the hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from responsible classes of persons the costs of such action. In the course of our operations, we may generate wastes that fall within CERCLA's definition of "hazardous substances". We may also be an owner of sites on which "hazardous substances" have been released. We may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been released. To date, however, we have not and, to our knowledge, our predecessors or successors have not been named a potentially responsible party under CERCLA or similar state superfund laws affecting property we owned or leased.

          Air Emissions. Our operations are subject to local, state and federal regulations for the control of emissions of air pollution. Legal and regulatory requirements in this area are increasing, and there can be no assurance that significant costs and liabilities will not be incurred in the future as a result of new regulatory developments. In particular, regulations promulgated under the Clean Air Act Amendments of 1990 may impose additional compliance requirements that could affect our operations. However, it is impossible to predict accurately the effect, if any, of the Clean Air Act Amendments on us at this time. We may in the future be subject to civil or administrative enforcement actions for failure to comply strictly with air regulations or permits.

          These enforcement actions are generally resolved by payment of monetary fines and correction of any identified deficiencies. Alternatively, regulatory agencies could require us to forego construction or operation of certain air emission sources.

         OSHA. We are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the requirements and reporting set forth in OSHA workplace standards.

          OPA and Clean Water Act. Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention control plans, countermeasure plans and facilities response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. Regulations are currently being developed under OPA and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us. In addition, the CWA and analogous state laws require permits to be obtained to authorize discharges into surface waters or to construct facilities in wetland areas. The EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. We believe that we are in material compliance with all permits we are required to obtain and obtaining such permits in the future will not have a material adverse impact on our operations in the future. With respect to our future operations, we believe we will be able to obtain, or be included under, such permits, where necessary. Compliance with such permits is not expected to have a material adverse effect on us.

          NORM. Oil and gas exploration and production activities have been identified as generators of concentrations of low-level naturally-occurring radioactive materials ("NORM"). NORM regulations have been adopted in several states. We are unable to estimate the effect of these regulations, although based upon our preliminary analysis to date, we do not believe that our compliance with such regulations will have a material adverse effect on our operations or financial condition.

         Safe Drinking Water Act. Our operations may involve the disposal of produced saltwater and other non-hazardous oilfield wastes by re-injection into the subsurface. Under the Safe Drinking Water Act ("SDWA"), oil and gas operators, such as us, must obtain a permit for the construction and operation of underground Class II injection wells. To protect against contamination of drinking water, periodic mechanical integrity tests are often required to be performed by the well operator. While we expect to be able to obtain all such permits as are required, there can be no assurance that these requirements may not cause us to incur additional expenses.

         Toxic Substances Control Act. The Toxic Substances Control Act ("TSCA") was enacted to control the adverse effects of newly manufactured and existing chemical substances. Under the TSCA, the EPA has issued specific rules and regulations governing the use, labeling, maintenance, removal from service and disposal of PCB items, such as transformers and capacitors used by oil and gas companies. We may own such PCB items but do not believe compliance with TSCA will have a material adverse effect on our operations or financial condition.

TITLE TO PROPERTIES

         Title to oil and gas properties is subject to royalty, overriding royalty, carried, net profits, working and other similar interests and contractual arrangements customary in the industry, to liens for current taxes not yet due and to other encumbrances. As is customary in the industry in the case of undeveloped properties, only cursory investigation of record title is made at the time of acquisition. Drilling title opinions are usually prepared before commencement of drilling operations. Although we have no basis to believe that such will occur, there can be no assurance that our title to oil and gas properties may not be challenged through legal proceedings.

OPERATING HAZARDS AND INSURANCE

         The oil and gas business involves a variety of operating risks, including the risk of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards such as oil spills, gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses to us due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations.

         We maintain an insurance policy that insures us against certain sudden and accidental risks associated with drilling, completing and operating our wells with coverage limits considered adequate by management. There can be no assurance that this insurance will be adequate to cover any losses or exposure to liability. We also carry comprehensive general liability policies and workers' compensation insurance. While we believe these policies are customary in the industry, they do not provide complete coverage against all operating risks.

PREVIOUS BUSINESS

         Through December 31, 2001, our primary business was limited oil and gas exploration and development activities in the southern United States and acquiring certain other oil and gas investments. During the three years ended December 31, 2001, we engaged in drilling two exploratory wells, one at West Cameron 18, offshore Louisiana and the second at South Fort Stockton, Texas, both of which were nonproductive. We were not the operator of either of these wells.

         Prior to engaging in the oil and gas business, we engaged in mineral exploration.

EMPLOYEES

         As of December 31, 2002, we employed five persons, of which two were executive officers and three were operations personnel. We outsource our accounting function, field pumping operations and Canadian Venture Exchange administration. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

ORGANIZATION

         ANEC is an Oklahoma corporation organized in January 2001. In June 2001, it became a wholly-owned subsidiary of Gothic. In January 2002, as a result of an arrangement under Section 192 of the Canada Business Corporations Act and an order of the Supreme Court of British Columbia, ANEC became the parent corporation of Gothic and the holders of Gothic shares exchanged their shares for shares of ANEC. Gothic may be deemed to be a predecessor of ANEC.

OFFICES

         Our principal office is located at 7030 South Yale, Suite 404, Tulsa, Oklahoma 74136. Additionally, we maintain office space in Oklahoma City, Oklahoma and The Woodlands, Texas. Our leased premises include approximately 6,472 square feet and are leased for various terms expiring in 2003 and 2004. The annual aggregate rental is $50,196. The facilities are considered adequate for our present activities.

ITEM 2 - DESCRIPTION OF PROPERTY:
---------------------------------

         A description of our properties appears in Item 1 of this Annual Report on Form 10-KSB.

ITEM 3 - LEGAL PROCEEDINGS:
---------------------------

         We are a defendant in a number of legal proceedings which we consider to be routine litigation that is incidental to our business. We do not expect to incur any material liability as a consequence of such litigation.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
-------------------------------------------------------------

         No matter was submitted during the fourth quarter of the year ended December 31, 2002 to a vote of securityholders through the solicitation of proxies or otherwise.

                                     PART II
                                     -------

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:
------------------------------------------------------------------

         Our common shares are traded on the Toronto Venture Exchange, Inc. under the symbol ANR.U. Our common shares are not currently traded on any United States stock exchange or in the over-the-counter market in the United States, and, accordingly, there is currently no public market for our common shares in the United States.

         The reported high and low bid prices for the common shares, as reported by the Toronto Venture Exchange, on a calendar quarterly basis for the most recent two calendar years ended December 31, 2002 and the first and second quarters ended March 31, and June 2, 2003 in Canadian dollars through February 11, 2002 and in United States dollars during the period February 12, 2002 through June 2, 2003, were as follows. Trading of our common shares on the Toronto Venture Exchange was suspended on June 2, 2003.

                                                                 BID PRICES
                                                 --------------------------------------
                                                    HIGH                     LOW
                                                 --------------------------------------
                             2001
                -----------------------------------------------------------------------
                                                   (CDN)               (CDN)
                First Quarter                      $ 0.70              $0.41
                Second Quarter                     $ 1.05              $0.40
                Third Quarter                      $ 0.80              $0.33
                Fourth Quarter                     $.0.68              $0.41

                                                 --------------------------------------
                             2002
                -----------------------------------------------------------------------
                                                   (CDN)        (US)   (CDN)    (US)

              First Quarter                        $0.77       $0.72   $0.57   $0.54
              Second Quarter                          --       $0.55      --   $0.32
              Third Quarter                           --       $0.41      --   $0.25
              Fourth Quarter                          --       $0.54      --   $0.25

                                                 --------------------------------------
                             2003
                -----------------------------------------------------------------------
                                                   (CDN)        (US)   (CDN)    (US)

              First Quarter                           --       $0.83      --   $0.35
              Second Quarter (through June 2)         --       $0.50      --   $0.60




         As of June 30, 2003, we had approximately 3,000 stockholders of record.

         We intend to seek to have a trading market for our common shares develop in the United States. There can be no assurance that we will be successful in this regard. We do not meet the requirements to have our common shares traded on any NASDAQ trading system or on any national securities exchange. However, we do intend to seek to have our shares quoted on the NASD OTC Bulletin Board. In order to do so, a broker-dealer in securities in the United States may be required to file with the NASD a notice that will enable the broker-dealer to enter quotations for our common shares on the OTC Bulletin Board. There can be no assurance that a broker-dealer will file such a notice or, if filed, that quotations will be accepted on the OTC Bulletin Board. Further, there can be no assurance that if a broker-dealer commences to enter bid and asked quotations for our common shares in the OTC Bulletin Board that a viable and active trading market will develop.

         DIVIDEND POLICY

         We do not intend to pay any dividends on our Common Stock for the foreseeable future. Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant.

         SALES OF EQUITY SECURITIES SOLD DURING THE YEAR ENDED DECEMBER 31, 2002 NOT REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED.

         1. On January 18, 2002, we agreed to issue an aggregate of 25,162,346 shares of common stock to the holders of shares of common stock of Gothic on the basis that the Gothic stockholders would receive one share of our common stock for each share of Gothic common stock held. The shares were agreed to be issued in reliance upon the exemption afforded by Section 3(a)(10) under the Securities Act of 1933, as amended (the "Securities Act").

         Upon petition of Gothic, the Supreme Court of British Columbia, at a hearing held on January 22, 2002, considered the fairness of the terms and conditions of the reorganization. All the security holders of Gothic were mailed a notice dated December 19, 2001 of the hearing and had the opportunity to appear. Upon finding that the terms of the transaction were fair, both procedurally and substantively, to the security holders of Gothic, the Court entered an order approving the reorganization pursuant to the provisions of
Section 192 of the Canada Business Corporations Act. The British Columbia Court was advised by Gothic in the petition presented to the Court before the hearing that we would rely on the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(10) thereof in issuing our shares in exchange for the shares of Gothic.

         As part of the transaction, the outstanding warrants of Gothic to purchase 250,000 shares of common stock were exchanged into warrants to purchase 250,000 of our shares on the same terms and conditions and the options to purchase shares of Gothic under its Stock Option Plan 2000 were exchanged for options to purchase our shares under our 2001 Stock Incentive Plan on the same terms and conditions.

         2. On February 19, 2002, we issued 37,500 shares to Stephen Kenwood, a former Director of Gothic, on exercise of a stock option. The shares were issued in a transaction exempt from the registration requirements of the Securities Act by virtue of the exemption afforded by Section 4(2) thereof. Such person purchased the shares for his own account, for investment and not with a view to the distribution of the shares. The certificate for the shares bears a restrictive legend and stop transfer instructions have been placed against the transfer of the shares.

         3. On August 2, 2002, we borrowed $500,000 from a private investor. The interest rate on the note was 12% (effective rate 22.0%) and was due on December 6, 2002 , or out of the proceeds of a financing or sale or change of control of the company if occurring earlier. It was secured by a pledge of the shares of First Calgary Petroleums Ltd. that we owned. Pursuant to the terms of our agreement with the investor, on February 14, 2003, we issued to the lender 166,700 shares of our common stock as additional consideration for making the loan. The loan was repaid on March 12, 2003.

         The shares issued to the investor were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of that Act.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
-------------------------------------------------------------------

GENERAL

         The following discussion and analysis of our financial condition or plan of operation should be read in conjunction with, and is qualified in its entirety by, the more detailed information including our Financial Statements and the related Notes appearing elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results and business plans discussed in the forward-looking statements. Factors that may cause or contribute to such differences include those discussed in "Risk Factors," as well as those discussed elsewhere in this Annual Report.

         Our revenues and profitability can be expected to be dependent, to a significant extent, upon prevailing spot market prices for oil and natural gas. Additionally, our revenues and profitability can be expected to be dependent upon the quantities of oil and gas produced and sold. Prices for oil and gas are subject to wide fluctuations in response to changes in supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Such factors include political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions.

         Our oil and gas production activities have been extremely limited and as of December 31, 2001 and June 30, 2002, we had no properties producing commercial quantities of oil or natural gas. Because of economic and other possible uncertainties relating to the interests we own, no proven reserves were attributed to our properties as of December 31, 2001 and June 30, 2002. Throughout the first half of 2003, we have been concentrating our activities on the development of our Bayou Couba properties. We have completed the development of the first four wells on the property; further development of the properties will be dependent upon raising additional capital which may not be available to us.

         Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have no current borrowing capacity with any lender. We have sustained substantial losses in 2002 and 2001, totaling approximately $8.7 million and $1.0 million, respectively, a stockholders' deficit of $1.4 million at December 31, 2002, a working capital deficiency of approximately $6.0 million including current amounts due under borrowings of approximately $4.5 million, and negative cash flow from operations in each of 2002 and 2001, all of which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves.

         The independent accountants' report on our financial statements as of and for the year ended December 31, 2002 includes an explanatory paragraph which states that we have sustained substantial losses, a stockholders' deficit, a working capital deficiency and negative cash flow from operations in each of 2002 and 2001 that raise substantial doubt about our ability to continue as a going concern.

         In the ordinary course of business, we have made and expect to continue to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements with the proceeds of debt and private offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us.


STATEMENTS OF OPERATIONS

A Comparison of Operating Results For The Years Ended December 31, 2002 and December 31, 2001

         We incurred a net loss of $8,731,000 in the year ended December 31, 2002 compared to a net loss of $999,000 for the same period in 2001. During 2002, our income was comprised of interest and other income of $166,000 and of oil and gas and operations revenues of $311,000. Interest income was $2,500. This compares with interest income of $64,000 in 2001. Interest income in 2002 was less than 2001 because of lower average cash balances. Other income of $164,000 represents the recovery of accounts receivable written off in prior periods. We had no such recoveries in 2001.

         Our expenses were $9,208,000 for the year ended December 31, 2002 as compared to $1,063,000 for the same period in 2001. Our general and administrative expenses increased from $650,000 in 2001 to $1,378,000 in 2002 resulting from increased activity in changing to active operations. In 2002 we had lease operating expenses of $482,000, production taxes of $11,000 and depreciation, depletion and amortization of $433,000. We also had a loss on sale of oil and gas properties and fixed assets of $726,000 and $100,000, respectively. Additionally, we had a write down on the value of oil in inventory at December 31, 2002 of $114,000. We had no comparable expenses in 2001.

         We incurred an impairment charge reflecting a write-down of the carrying value of our oil and gas properties of $6,477,000 in 2002 compared to an impairment charge of $573,000 in 2001.

         In 2002, we had a gain on the sale of marketable securities of $553,000, resulting from the sale of First Calgary Petroleums Ltd. and T&H Resources, and a foreign exchange gain of $14,000. In 2001, we had a gain on the sale of marketable securities of $77,000 and a foreign exchange gain of $90,000.

LIQUIDITY AND CAPITAL RESOURCES

General

         Years Ended December 31, 2002 and December 31, 2001.

         Our net cash used in operations was $105,000 for the year ended December 31, 2002 as compared to net cash used of $266,000 for 2001. Cash used by operating activities was impacted by a gain of $553,000 on the sale of marketable securities and losses on the sale of fixed assets and oil and gas properties of $100,000 and $726,000, respectively. Additionally, we had a non cash write-down in the value of oil in inventory of $114,000. We did not have any corresponding losses for 2001. We incurred a non cash charge of $6.5 million for the impairment of our oil and gas properties in 2002 compared to $573,000 in 2001. DD&A was $433,000 in 2002 compared to $4,000 in 2001 as we began production activities. Accounts payable and accrued liabilities increased significantly in 2002 over 2001 because of the expanded scope of our activities.

         We used $1,421,000 of net cash in investing activities for the year ended December 31, 2002 compared to net cash used of $1,877,000 in 2001. The 2002 cash used for investing activities includes $4,060,000 for the purchase and development of oil and gas properties and is partially offset by proceeds from the sale of marketable securities, netted against purchases of marketable securities, of approximately $2,582,000. In 2001, cash of $3,378,000 was used in the acquisition of oil and gas leaseholds and assets. Also in 2001, net securities activities provided approximately $1,389,000 in additional cash.

         Our net cash provided by financing activities for 2002 was $512,000 compared to $3,164,000 provided in 2001.

CRITICAL ACCOUNTING POLICIES

Oil and Gas Properties

         We account for our oil and gas exploration and development activities using the full cost method (as opposed to the successful efforts method) of accounting prescribed by the SEC. Accordingly, all our productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and depleted using the units-of-production method based on proved oil and gas reserves. We capitalize our costs including salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and natural gas properties, as well as other directly identifiable general and administrative costs associated with these activities. These costs do not include any costs related to production, general corporate overhead, or similar activities. Our oil and natural gas reserves will be estimated annually by independent petroleum engineers. Our calculation of depreciation, depletion and amortization ("DD&A") will include estimated future expenditures that we believe we will incur in developing our proved reserves and the estimated dismantlement and abandonment costs, net of salvage values. Quarterly, we will perform a review of the carrying costs of our oil and gas properties to assess whether such costs are fully recoverable from future cash flows. In the event the unamortized cost of the oil and natural gas properties we are amortizing exceeds the full cost ceiling as defined by the SEC, we will charge the amount of the excess to expense in the period during which the excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from our oil and natural gas properties. Changes in our estimates or declines in prevailing oil and natural gas prices could cause us to reduce in the near term our carrying value of our oil and natural gas properties. A write-down arising out of these conditions is referred to throughout our industry as a full cost ceiling write-down.

         We evaluate oil and natural gas reserve acquisition opportunities in light of many factors only a portion of which may be reflected in the amount of proved oil and natural gas reserves that we propose to acquire. In determining the purchase price to be offered, we do not solely rely on proved oil and gas reserves or the value of such reserves determined in accordance with Rule 4-10 of Regulation S-X adopted by the SEC. Factors we consider include the probable reserves of the interests intended to be acquired, anticipated efficiencies and cost reductions that we believe can be made in us operating the producing properties, the additional reserves that we believe can be proven relatively inexpensively based on our knowledge of the area where the interests are located and existing producing properties we may own. We may also consider other factors if appropriate. We may conclude that an acquisition is favorable, even if there may be a subsequent full-cost ceiling write-down associated with it, based on other factors we believe are important. We do not perform a ceiling test for specific properties acquired because the ceiling test is performed at each quarter and at year end for all of our properties included in our cost center and is based on prices for oil and natural gas as of that date which may be higher or lower than the prices used when evaluating potential acquisitions. We review the transaction in the light of proved and probable reserves, historic and seasonal fluctuations in the prices of oil and natural gas, anticipated future prices for oil and natural gas, the factors described above as well as other factors that may relate to the specific properties under review.

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

         We use the sales method for recording natural gas sales. Our oil and condensate production is sold, title passed, and revenue recognized at or near our wells under short-term purchase contracts at prevailing prices in accordance with arrangements, which are customary in our industry. Our gas sales are recorded as revenues when the gas is metered and title transferred pursuant to the gas sales contracts. During such times as our sales of gas exceed our pro rata ownership in a well, such sales will be recorded as revenues unless total sales from the well have exceeded our share of estimated total gas reserves underlying the property at which time the excess will be recorded as a gas balancing liability. Such imbalances are incurred from time to time in the ordinary course of our business in the operation of our gas wells as a consequence of operational factors.

Income taxes

         As part of the process of preparing the consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as derivative instruments, depreciation, depletion and amortization, and certain accrued liabilities for tax and accounting purposes. These differences and the net operating loss ("NOL") carryforwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provisions in the consolidated statement of operations.

         Under SFAS 109, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

     o   taxable income projections in future years,

     o whether the carryforward period is so brief that it would limit realization of tax benefits,

     o future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures, and

     o our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

     Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2002 we have a deferred tax asset of approximately $4.0 million for which we have recognized a $4.0 million valuation allowance.

HOW WE HAVE FINANCED OUR ACTIVITIES

         Our activities in 2001 were primarily financed from the net proceeds of $3.2 million realized from the private sale of our securities in July, 2001, as well as $208,000 realized from the sale of securities of other issuers.

         On August 2, 2002, we borrowed $500,000 from a private investor. The borrowing accrued interest at 12% (effective rate of 22.0%) and was due on December 6, 2002 , or out of the proceeds of a financing or sale or change of control of the company if occurring earlier. It was secured by a pledge of the shares of First Calgary Petroleum Ltd. that we owned. On February 14, 2003, we issued to the lender 166,700 shares of our common stock as additional consideration for making the loan. The loan was repaid on March 12, 2003 out of the proceeds of our sale of the remaining shares of First Calgary Petroleum Ltd. that we owned.

         In March 2003, we entered into a funding arrangement with TransAtlantic Petroleum (USA) Corp. whereby TransAtlantic agreed to advance to us up to $2.0 million, of which up to $1.8 million is to be used to fund our share of the drilling and completion costs for the four initial wells we drilled in St. Charles Parish. In exchange, TransAtlantic received a $2.0 million production payment payable out of 75% of the net revenues from the wells drilled with the funds advanced. In addition, also in exchange for the availability of the funds for drilling and completion and an additional $200,000 of funding, TransAtlantic received a 10% interest in our Bayou Couba lease and our lease with the State of Louisiana. Under the agreements, TransAtlantic has the right to acquire a 10% participation in any additional leasehold interests we acquire in the 23.138 square mile Bayou Couba salt dome development area. Our obligations to TransAtlantic are collateralized by a lien against our interest in the four initial wells and their hydrocarbon production. At June 30, 2003, the entire $1.8 million and $200,000 fundings had been advanced and $166,000 of the production payment had been paid to TransAtlantic. Brian Bayley, a Director of our company, is also a Director of TransAtlantic.

         We also completed, in March 2003, a $2.5 million borrowing for working capital and repayment of secured debt. The $2.5 million is due to be repaid on October 31, 2003 and bears interest at 12% per annum, (effective rate 22.0%) calculated monthly. The loan is secured by a senior lien against all our oil and gas properties and undeveloped leaseholds. The lender also received 688,000 shares of our common stock as additional consideration for the loan. The lender is Quest Investment Corporation. Brian Bayley, one of our Directors, is a

Director and the Chief Executive Officer of Quest Investment Corporation. We agreed to register the 688,000 shares under the Securities Act of 1933, as amended, by July 22, 2003 to enable the resale of such shares. We have requested an extension of the date by which the sale of such shares is to be enabled.

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

         We currently expect that available cash and, subject to the success of management's plans to raise additional capital not currently available to us, the proceeds from the private or public sale of debt or equity securities, will be sufficient to fund debt service requirements and planned capital expenditures for our existing properties through 2003. However, we may need to raise additional capital to fund capital expenditures and development of our oil and natural gas assets, which capital may not be available to us in the future. Except for expenditures made in the ordinary course of the oil and gas production business, we did not make any material expenditures for equipment in 2002.

         In order to acquire and develop additional oil and gas reserves, we will require additional capital which is currently not available to us. Our business strategy requires us to obtain additional financing and our failure to do so can be expected to adversely affect our ability to grow our revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability. There can be no assurance we will obtain this additional funding. Such funding may be obtained through the sale of equity securities or by incurring additional indebtedness. Although we are currently actively seeking to raise additional equity or debt capital, we currently have no specific plans or agreements with investors regarding raising this additional capital. Without such funding, our revenues will continue to be limited and it can be expected that our operations will not be profitable. In addition, any additional equity funding that we obtain may result in material dilution to the current holders of our common stock.

         We intend, as opportunities arise, to evaluate the acquisition and development of additional leasehold interests. We are unable at this time to state whether or where any such additional properties may be acquired, to estimate the purchase price for any properties we may acquire or to state the terms on which financing for these purposes can be obtained.

         Under the terms of our loan agreement with Quest Investments Corporation, we owe $2.5 million maturing on October 31, 2003 and under the terms of our loan agreement with Bank One, we owe approximately $1.7 million maturing on December 31, 2003. We are currently seeking to arrange for a sale of shares of our common stock in a private offering of securities, a portion of the proceeds from which sale are intended to be used to repay this indebtedness. There can be no assurance that we will be successful in raising this additional capital on terms acceptable to us or that the terms of such transaction may not result in material dilution to our existing stockholders.

THE EFFECT ON US OF CHANGES IN PRICES AND INFLATION

         Our revenues and the value of our oil and natural gas properties are affected by changes in the prevailing prices for oil and natural gas. Oil and natural gas prices are subject to seasonal and other fluctuations that are beyond our control and ability to predict.

         Although certain of our costs and expenses are affected by the level of inflation, inflation has not had a significant effect on our results of operations during 2002.

ACCOUNTING MATTERS

         Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and Statement of Financial Accounting Standards, No. 142, Goodwill and Intangible Assets (FAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The FASB, the Securities and Exchange Commission (SEC) and others continue to discuss the appropriate application of FAS 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves. Depending on the outcome of such discussions, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the disclosures required by FAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after FAS 141 and 142 became effective.

As applied to companies like us that have adopted full cost accounting for oil and gas activities, we understand that this interpretation of FAS 141 and 142 would only affect our balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and our unproved oil and gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with full cost accounting rules.

At December 31, 2002 and 2001, we had undeveloped leaseholds of approximately $
7.7 million and $2.7 million that would be classified on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated net book value of $830,000 at December 31, 2002 that would be classified as "intangible developed leaseholds" if we applied the interpretation currently being discussed.

We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         With the exception of historical matters, the matters we discussed below and elsewhere in this annual report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Description of Business and Item 6. Management's Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our capital requirements, business strategy, ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our outstanding indebtedness, our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify and integrate successfully any additional producing oil and gas properties we acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our budgeted capital expenditures, our statements about quantities of production of oil and gas as it implies continuing production rates of those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.

         Readers are cautioned that the risk factors described below, as well as those described elsewhere in this annual report, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

                                  RISK FACTORS

         An investment in shares of our common stock involves a high degree of risk. You should consider the following factors, in addition to the other information contained in this annual report, in evaluating our business and proposed activities before you purchase any shares of our common stock. You should also see the "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995" regarding risks and uncertainties relating to us and to forward looking statements in this annual report.

RISKS RELATING TO US AND THE OIL AND GAS INDUSTRY

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS UNCERTAIN

         Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have no current borrowing capacity with any lender. We have sustained substantial losses in 2002 and 2001, totaling approximately $8.7 million and $1.0 million, respectively, a stockholders' deficit of $1.4 million at December 31, 2002, a working capital deficiency of approximately $6.0 million including current amounts due under borrowings of approximately $4.5 million, and negative cash flow from operations in each of 2002 and 2001, all of which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves.

         The independent accountants' report on our financial statements as of and for the year ended December 31, 2002 includes an explanatory paragraph which states that we have sustained substantial losses, a stockholders' deficit, a working capital deficiency and negative cash flow from operations in each of 2002 and 2001 that raise substantial doubt about our ability to continue as a going concern.

OIL AND GAS PRICES FLUCTUATE WIDELY AND LOW OIL AND GAS PRICES COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS.

         Our revenues, operating results, cash flow and future rate of growth depend substantially upon prevailing prices for oil and gas. Historically, oil and gas prices and markets have been volatile, and they are likely to continue to be volatile in the future. A significant decrease in oil and gas prices, such as that experienced in 1998 and the first half of 1999, could have a material adverse effect on our cash flow and profitability and would adversely affect our financial condition and the results of our operations.

         Prices for oil and gas fluctuate in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

            o political conditions in oil producing regions, including the Middle East;

            o  the domestic and foreign supply of oil and gas;

            o  the level of consumer demand;

            o  weather conditions;

            o  domestic and foreign government regulations;

            o  the price and availability of alternative fuels;

            o  overall economic conditions; and

            o  international political conditions.

         In addition, various factors may adversely affect our ability to market our oil and gas production, including:

            o the capacity and availability of oil and gas gathering systems and pipelines;

            o our ability to produce oil and gas in commercial quantities and to enhance and maintain production from existing wells and wells proposed to be drilled;

            o the effect of federal and state regulation of production and transportation;

            o  general economic conditions;

            o  changes in supply due to drilling by other producers;

            o  the availability of drilling rigs; and

            o  changes in demand.


LOWER OIL AND GAS PRICES MAY ADVERSELY AFFECT OUR LEVEL OF CAPITAL EXPENDITURES, RESERVE ESTIMATES AND BORROWING CAPACITY.

         In the ordinary course of business, we have made and expect to continue to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements with the proceeds of debt and private offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us.

         Lower oil and gas prices have various other adverse effects on our business. A smaller capital expenditure program resulting from reduced cash flows may adversely affect our ability to increase or maintain our reserve and production levels. Lower prices may also result in reduced reserve estimates, the write-off of impaired assets and decreased earnings or losses due to lower reserves and higher depreciation, depletion and amortization expense.

         Lower oil and gas prices could adversely affect our ability to borrow funds in other ways. Lower commodities prices for oil and natural gas adversely affects the valuations of our reserves which in turn adversely affects the amounts lenders may loan to us secured by those reserves. Furthermore, reduction in such prices could impede our ability to fund future acquisitions. Lower prices may also cause us to not be in compliance with maintenance covenants under any credit facilities we may enter into.

CURRENT MATURITIES OF OUTSTANDING INDEBTEDNESS

         In March 2003, we completed a borrowing of $2.5 million used for working capital and repayment of secured debt. The $2.5 million is due to be repaid on October 31, 2003 and bears interest at 12% per annum (effective rate 22.0%). The loan is collateralized by a lien against all our oil and gas properties and undeveloped leaseholds. In addition, our indebtedness of approximately $1.7 million owing to Bank One matures on December 31, 2003. Our indebtedness to Bank One is collateralized by a subordinated lien against all our oil and gas properties and undeveloped leaseholds. In the event we are unsuccessful in refinancing this indebtedness at or before its maturities, the creditors could foreclose against substantially all of our assets. Under such circumstances, the holders of our common stock could realize little or nothing from their investment in our shares of common stock. There can be no assurance that we will be successful in refinancing this indebtedness or that the terms of such refinancing may not be disadvantageous to the holders of our common stock or result in material dilution.

FUTURE CAPITAL REQUIREMENTS.

         As discussed under Item 6. Management's Discussion and Analysis or Plan of Operation -- How We Have Financed Our Activities, in March 2003, we entered into a series of transactions whereby we obtained a total of $4.7 million of additional financing and refinanced our indebtedness owing to Bank One. Of the additional financing, $2.25 was applied in reduction of indebtedness owing to Bank One and the balance was used primarily for the drilling and completion of the first four wells on the Couba leasehold. The remainder was used for working capital. Of the additional financing we obtained, $2.5 million is due to be repaid on October 31, 2003; the remaining refinanced Bank One indebtedness is due to be repaid on December 31, 2003. Our capital requirements in 2003 are increased by the need to repay this indebtedness. We intend to seek to repay this indebtedness out of the sale of our equity or debt securities, or a combination of those securities. There can be no assurance that we will be successful in raising this capital on terms satisfactory to us when such indebtedness is required to be paid.

         We are also seeking additional capital to meet our capital expenditures to develop and exploit our properties and to acquire additional properties from equity and debt offerings of our securities. Our ability to access additional capital will depend in part on our success in developing our oil and gas reserves as well as the status of the capital markets at the time such capital is sought. There can be no assurance that capital will be available to us from any source or that, if available, it will be at prices or on terms acceptable to us. Should we be unable to access the capital markets or should sufficient capital not be available, the development and exploitation of our properties and our acquisition activities could be delayed or reduced and, accordingly, oil and gas revenues and operating results may be adversely affected.

         At such time as we have developed material reserves of hydrocarbons, we intend to seek additional debt and reserve base borrowings. There can be no assurance that such loans will be available to us or that the terms may be acceptable or attractive to us. Failure to obtain such loans would result in severe limitations on our ability to develop our oil and gas properties.

         We currently expect that available cash and, subject to the success of our plans to raise additional capital not currently available to us, the proceeds from the private or public sale of debt or equity securities, will be sufficient to fund debt service requirements and planned capital expenditures for our existing properties through 2003. The funds necessary to meet fully these capital expenditures are currently not available to us and we may be unsuccessful in raising the capital necessary to meet in full these capital expenditures. We may need to raise additional capital to fund acquisitions and the development of properties acquired, which capital may not be available to us in the future.

ABILITY TO MANAGE GROWTH.

         We have been engaged in limited activities in the oil and gas business over the past approximately three years and have a limited operating history upon which you may base your evaluation of our performance. As a result of our brief operating history, our operating results from historical periods are not readily comparable and may not be indicative of future results. We recently acquired oil and gas assets in the Couba transaction and may seek to acquire additional material assets in the future, depending upon the availability of financing and our ability to negotiate acceptable terms on which to acquire the assets. There can be no assurance that we will be successful in growing our oil and gas reserves or acreage.

         Any future significant growth in our oil and gas reserves, production and operations will place demands on our operational, administrative and financial resources, and the increased scope of our operations will present challenges to us due to increased management time and resources required. Our future performance and profitability will depend in part on our ability to successfully integrate the operational, financial and administrative functions of acquired properties into our operations, to hire additional personnel and to implement necessary enhancements to our management systems to respond to changes in our business. There can be no assurance that we will be successful in these efforts. Our inability to integrate acquired properties, to hire additional personnel or to enhance our management systems could have a material adverse effect on our results of operations.

WE MAY INCUR ADDITIONAL DEBT TO FUND OUR BUSINESS WHICH WOULD INCREASE THE RISKS OUR DEBT LEVELS POSE.

         We may incur substantial additional indebtedness in the future to fund the acquisition and development of additional oil and gas reserves or for other purposes. The issuance of material amounts of indebtedness would expose us to additional risks including, among others, the following:

     o a portion of our cash flow from operations would be utilized for the payment of principal and interest on our indebtedness and would not be available for financing capital expenditures or other purposes;

     o our level of indebtedness and the covenants governing our indebtedness could limit our flexibility in planning for, or reacting to, changes in our business because certain financing options may be limited or prohibited under the terms of our agreements relating to such indebtedness;

     o our level of indebtedness may make us more vulnerable to defaults during periods of low oil and gas prices or in the event of a downturn in our business because of our fixed debt service obligations; and

     o the terms of our agreements may require us to make interest and principal payments and to remain in compliance with stated financial covenants and ratios. If the requirements of these agreements are not satisfied, the lenders would be entitled to accelerate the payment of all outstanding indebtedness. In such event, we cannot assure you that we would have sufficient funds available or could obtain the financing required to meet our obligations, including the repayment of the outstanding principal and interest on this indebtedness.

OUR FUTURE PERFORMANCE DEPENDS UPON OUR ABILITY TO FIND OR ACQUIRE ADDITIONAL OIL AND GAS RESERVES THAT ARE ECONOMICALLY RECOVERABLE.

         Unless we successfully replace the oil and gas reserves that we produce, our reserves will decline, resulting eventually in a decrease in the quantities of oil and gas we are able to produce and lower revenues and cash flow from operations. We seek to replace reserves through exploitation, development and exploration, as well as through acquisitions. We may not be able to continue to replace reserves from our exploitation, development and exploration activities at acceptable costs. Lower prices of oil and gas may further limit the kinds of reserves that can be developed at an acceptable cost. Lower prices also decrease our cash flow and may cause us to decrease capital expenditures. The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to maintain or expand our oil and gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. In addition, exploitation, development and exploration involve numerous risks that may result in dry holes, the failure to produce oil and gas in commercial quantities, the inability to fully produce discovered reserves and the inability to enhance production from existing wells.

         We expect that we will continually seek to identify and evaluate acquisition opportunities. Successful acquisition of producing properties generally requires accurate assessments of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact, and as estimates, their accuracy is inherently uncertain. We cannot assure you that we will successfully consummate any acquisition, that we will be able to acquire producing oil and gas properties that contain economically recoverable reserves or that any acquisition will be profitably integrated into our operations.

ACQUISITIONS CARRY UNKNOWN RISKS INCLUDING POTENTIAL FOR ENVIRONMENTAL PROBLEMS.

         We expect to continue to evaluate and pursue acquisition opportunities available on terms we consider favorable in order to replace and increase our reserves. Our focus on acquiring producing oil and gas properties may increase our potential exposure to liabilities and costs for environmental and other problems existing on such properties. Although we perform a review of the acquired properties that we believe is consistent with industry practice, such reviews are inherently incomplete and inexact.

         In general, it is not feasible to review in depth each individual property being acquired. Even an in-depth review of all properties and records may not necessarily reveal existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on each well included in an acquisition, and environmental problems, such as ground water contamination and surface and subsurface damages from the leakage, spills, disposal or other releases of hazardous substances on such properties or from adjoining properties that have migrated to such properties, are not necessarily observable even when an inspection is performed. We generally assume pre-closing liabilities, including environmental liabilities, and generally acquire interests in the properties on an "as is" basis. There can be no assurance that our acquisitions will be successful. Any unsuccessful acquisition could have a material adverse effect on us.

ESTIMATING RESERVES AND FUTURE NET REVENUES INVOLVES UNCERTAINTIES AND OIL AND GAS PRICE DECLINES MAY LEAD TO IMPAIRMENT OF OIL AND GAS ASSETS.

         At December 31, 2002, based on the report of Netherland, Sewell and Associates, Inc., we claimed total estimated proved reserves of 121 MBble of oil and gas. We are currently seeking to develop further producing wells on our Bayou Couba properties. As of June 30, 2003, we had successfully completed four (2.06 net) wells which, as of that time, were producing approximately 950 (315 net) barrels per day. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.

         Reserve information provided in this annual report and that we may provide in the future will represent estimates based on reports prepared by our independent petroleum engineers, as well as internally generated reports. Petroleum engineering is not an exact science. Information relating to proved oil and gas reserves is based upon engineering estimates derived after analysis of information we furnish or furnished to us by the operator of the property. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating costs, severance and excise taxes, capital expenditures and workover and remedial costs, all of which may in fact vary considerably from actual results. Oil and gas prices, which fluctuate over time, may also affect proved reserve estimates. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers at different times may vary substantially. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. Either inaccuracies in estimates of proved undeveloped reserves or the inability to fund development could result in substantially reduced reserves. In addition, the timing of receipt of estimated future net revenues from proved undeveloped reserves will be dependent upon the timing and implementation of drilling and development activities estimated by us for purposes of the reserve report.

         Quantities of proved reserves are estimated based on economic conditions in existence in the period of assessment. Lower oil and gas prices may have the impact of shortening the economic lives on certain fields because it becomes uneconomic to produce all recoverable reserves on such fields, thus reducing proved property reserve estimates. If such revisions in the estimated quantities of proved reserves occur, it will have the effect of increasing the rates of depreciation, depletion and amortization on the affected properties, which would decrease earnings or result in losses through higher depreciation, depletion and amortization expense. The revisions may also be sufficient to trigger impairment losses on certain properties that would result in a further non-cash charge to earnings.

RELIANCE ON KEY PERSONNEL.

         We are dependent upon the services of our President and Chief Executive Officer, Michael K. Paulk, and Vice President, Finance and Chief Financial Officer, Steven P. Ensz. The loss of either of their services could have a material adverse effect upon us. We currently do not have employment agreements with either of such persons.

DRILLING AND OPERATING RISKS.

         Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services. Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations or financial condition.

         In addition to the substantial risk that wells drilled will not be productive, hazards such as unusual or unexpected geologic formations, pressures, downhole fires, mechanical failures, blowouts, cratering, explosions, uncontrollable flows of natural gas, oil or well fluids, pollution and other physical and environmental risks are inherent in oil and gas exploration and production. These hazards could result in substantial losses to us due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of operations. As protection against operating hazards, we maintain insurance coverage against some, but not all, potential losses, as is common in the oil and natural gas industry. We do not fully insure against all risks associated with our business either because such insurance is not available or because the cost thereof is considered prohibitive. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our financial condition and results of operations.

GOVERNMENTAL AND ENVIRONMENTAL REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS.

         Our business is subject to certain federal, state and local laws and regulations on taxation, the exploration for and development, production and marketing of oil and gas, and environmental and safety matters. Many laws and regulations require drilling permits and govern the spacing of wells, rates of production, prevention of waste and other matters. Such laws and regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning our oil and gas wells and other facilities. In addition, these laws and regulations, and any others that are passed by the jurisdictions where we may have production, could limit the total number of wells drilled or the allowable production from successful wells which could limit our revenues.

         Our operations are subject to complex environmental laws and regulations adopted by the Federal, state and local jurisdictions where we operate. We could incur liability to governments or third parties for any unlawful discharge of oil, gas or other pollutants into the air, soil or water, including responsibility for remedial costs. We could potentially discharge such materials into the environment in any of the following ways:

            o  from a well or drilling equipment at a drill site;

            o leakage from gathering systems, pipelines, transportation facilities and storage tanks;

            o damage to oil and natural gas wells resulting from accidents during normal operations; and

            o  blowouts, cratering and explosions.

         Because the requirements imposed by such laws and regulations are frequently changed, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business. In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by such former operators.

INDUSTRY COMPETITION MAY IMPEDE OUR GROWTH.

         The oil and gas industry is highly competitive, and we may not be able to compete successfully or grow our business. We compete in the areas of property acquisitions and the development, production and marketing of, and exploration for, oil and natural gas with major oil companies, other independent oil and natural gas concerns and individual producers and operators. We also compete with major and independent oil and natural gas concerns in recruiting and retaining qualified employees. Substantially all of these competitors have substantially greater financial and other resources than we do. We may not be able to successfully expand our business or attract or retain qualified employees.

RISKS RELATING TO THE MARKET FOR OUR SECURITIES

ABSENCE OF A U.S. PUBLIC MARKET FOR OUR COMMON SHARES.

         Our common shares have no trading market in the United States, and there can be no assurance as to the liquidity of any markets that may develop for the common shares, the ability of the holders of common shares to sell their common shares in the United States or the price at which holders would be able to sell their common shares. Future trading prices of the common shares will depend on many factors, including, among others, our operating results and the market for similar securities.


ITEM 7 - FINANCIAL STATEMENTS:
------------------------------

         The response to this Item is included in a separate section of this report. See page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE:
---------------------

         On February 12, 2002, PricewaterhouseCoopers, LLP, Vancouver, Canada, was engaged to audit Gothic's consolidated financial statements for the year ended December 31, 2001 and 2000. The decision to engage PricewaterhouseCoopers LLP was approved by our Board of Directors.

         The firm of KPMG LLP, Vancouver, Canada, audited the financial statements of Gothic for the years ended December 31, 2000 and 1999. On February 12, 2002, KPMG LLP's appointment as principal accountants was terminated. The audit report of KPMG LLP for the two years ended December 31, 2000 did not contain any adverse opinion or disclaimer of opinion or modification as to uncertainty, audit scope or accounting principles.

         During the two years ended December 31, 2000 and through February 12, 2002, neither we nor anyone on our behalf consulted with PricewaterhouseCoopers, LLP regarding the matters referred to in Item 304(a)(2) of Regulation S-B under the Securities Exchange Act of 1934, as amended. During the two fiscal years ended December 31, 2000 and through February 12, 2002, Gothic did not have any disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which disagreements, if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
--------------------------------------------------

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

                      NAME                        AGE                POSITION
         ----------------------------------------------------------------------------------------
         DIRECTORS AND EXECUTIVE OFFICERS:
         Michael K. Paulk                          54         President and Director

         Steven P. Ensz                            51         Vice President, Finance, and Chief
                                                              Financial Officer and Director

         Brian E. Bayley(1)                        49         Director
         John K. Campbell(1)                       69         Director

         SIGNIFICANT EMPLOYEES:

         Bennett G. Shelton                        46         Manager of Land and Contract
                                                              Administration
         Richard O. Mulford                        50         Manager of Operations
         Robert G. Snead                           64         Exploitation Manager


--------------------
         (1)      Member of our Audit Committee

         Each Director of our company has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified.

         MICHAEL K. PAULK: Mr. Paulk was elected President and Director of our company in July 2001. From October 1994 to January 2001, when it was sold to Chesapeake Energy Corporation, he was the President and a Director of Gothic Energy Corporation ("GEC"). GEC is neither a predecessor nor affiliate of either ANEC or our subsidiary, Gothic. It was engaged, until its acquisition by Chesapeake Energy Corporation in January 2001, in the acquisition, development, exploration and production of natural gas and oil. Mr. Paulk has been engaged in the oil and gas industry for more than fifteen years.

         STEVEN P. ENSZ: Mr. Ensz has been Vice-President, Finance and Chief Financial Officer of our company since July 2001 and is responsible for our financial activities. From March 1998 to January 2001, he held a similar position with GEC. From July 1991 to February 1998, he was Vice-President, Finance of Anglo-Suisse, Inc., an oil and natural gas exploration and producing company. He has held various positions within the energy industry, including President of Waterford Energy, an independent oil and gas producer, for more than the past 18 years. He is a certified public accountant.

         BRIAN E. BAYLEY: Mr. Bayley was elected a Director of the Company in June 2001. From July 4, 2002 to the present, he has been a Director and Chief Executive Officer of Quest Investment Corporation, a merchant banking company, the shares of which are traded on the Toronto Stock Exchange (symbol: Q.A and Q.B). He was President of Quest Management Corp., a private management company, from December 1996 to July 2002, and of Quest Ventures Ltd., a private merchant banking company, since December 1996. Quest Management Corp. is a management company wholly-owned by Arapaho Capital Corp., the shares of which are traded on the TSX Venture Exchange. Mr. Bayley is the President and Director of Arapaho Capital Corp. Prior to April 1997, Mr. Bayley held a variety of positions with Quest Oil & Gas Inc., including President and Chief Executive Officer from October 1990 to October 1996 and Director from November 1990 to April 1997. Mr. Bayley is a Director of a number of other corporations, none of which are reporting companies under the Securities Exchange Act of 1934, as amended. He was a Director of GEC from December 1996 to January 2001. Mr. Bayley holds an MBA degree from Queen's University, Kingston, Ontario. None of the other companies Mr. Bayley is affiliated with are affiliates of ours. Mr. Bayley is a Director of TransAtlantic Petroleum (USA) Corp., which provided financing to our company in March 2003.


         JOHN K. CAMPBELL. Mr. Campbell has been a Director of our company since April 2000 and was President of Gothic from April 2000 to July 2001. Mr. Campbell has been the President and Director of TransAmerica Industries Ltd. since 1986.

SIGNIFICANT EMPLOYEES:

         BENNETT G. SHELTON: Mr. Shelton has been Manager of Land and Contract Administration since June 2001. From May 1995 through January 2001, he was employed by GEC as Vice President of Land and Contract Administration. From August 1994 to May 1995, he was a Senior Landman with AEOK. He has been employed in land and acquisition management and as a landman since approximately 1981.

         RICHARD O. MULFORD: Mr. Mulford has been Manager of Operations since June 2001. From April 1995 to November 1998, he was employed as Operations Manager of GEC and from November 1998 to January 2001 he was employed as Vice President of Operations of GEC. He has been employed in the oil and natural gas industry since 1978.

         ROBERT G. SNEAD: Mr. Snead has been our Exploitation Manager since June 2001 and served in the same position with GEC on a full-time consulting basis since April 1997. Between early 1994 and April 1997, he was employed as an independent geologist and from 1985 to 1994 was the Senior Vice-President/ Exploration Manager of LOGO, Inc., an oil and natural gas well operating company.

         Messrs. Paulk and Ensz, as the founders of American Natural Energy Corporation, may be deemed our founders.

DIRECTOR AND OFFICER SECURITIES REPORTS

         The Federal securities laws require our Directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of any of our equity securities. Copies of such reports are required to be furnished to us. To our knowledge, based solely on a review of the copies of such reports and other information furnished to us, all persons subject to these reporting requirements filed the required reports on a timely basis with respect to the year ended December 31, 2002.

ITEM 10 - EXECUTIVE COMPENSATION:
---------------------------------

         The following table sets forth the compensation paid or awarded to our President during the three years ended December 31, 2002 for all services rendered to us. No executive officer received compensation exceeding $100,000 during the year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                                COMPENSATION
                                                                                      ----------------------------------
                                                                            OTHER          LONG-TERM        ALL OTHER
         NAME AND                              ANNUAL                      ANNUAL      AWARDS/ OPTION (#)      COMP.
    PRINCIPAL POSITION          YEAR           SALARY          BONUS        COMP.
------------------------------------------------------------------------------------------------------------------------
Michael K. Paulk                2002         $90,000(1)         -0-          -0-              -0-               -0-
                                2001            -0-             -0-          -0-            325,000         $35,000(2)
                                2000            -0-             -0-          -0-              -0-               -0-


------------------------
(1) Of this amount, $45,000 was unpaid at December 31, 2002 and is included in accrued liabilities.

(2) This sum represents amounts paid for services prior to the January 2002 corporate reorganization resulting in ANEC becoming our parent corporation.

STOCK OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 2002 AND HOLDINGS AT DECEMBER 31, 2002.

         The following table provides information with respect to the above named executive officer regarding options held at December 31, 2002. No options were

                                                      NUMBER OF UNEXERCISED OPTIONS      VALUE OF UNEXERCISED IN-THE-MONEY
                                                           AT DECEMBER 31, 2002           OPTIONS AT DECEMBER 31, 2002(1)

      NAME          SHARES ACQUIRED        VALUE      EXERCISABLE      UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
                      ON EXERCISE         REALIZED
----------------------------------------------------------------------------------------------------------------------------
Michael K. Paulk          -0-              -0-          162,500           162,500           $13,000           $13,000


----------------------
(1) Based on the closing bid price on December 31, 2002.

         Our Directors do not receive any cash compensation for serving in that capacity; however, they are reimbursed for their out-of-pocket expenses in attending meetings. Pursuant to the terms of our 2001 Stock Incentive Plan, each non-employee Director who is first elected or appointed after February 1, 2002 automatically receives an option grant for 50,000 shares on the date such person joins the Board. In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 5,000 shares. Each such option has a term of ten years, subject to earlier termination following such person's cessation of Board service, and is subject to certain vesting provisions.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS:
----------------------------

         The following table sets forth certain information regarding beneficial ownership of our common stock as of June 30, 2003 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our

Directors and officers, and (c) by all Directors and officers as a group. As of June 30, 2003, we had 26,054,546 common shares outstanding.

                                                              NUMBER OF SHARES          PERCENTAGE OF
                       NAME AND ADDRESS (1)(2)                     OWNED            OUTSTANDING SHARES(3)
              ------------------------------------------- ------------------------- -----------------------
              Mike K. Paulk                                     1,400,000(4)                 5.4%

              Steven P. Ensz                                    1,750,000(5)                 6.9%

              Brian E. Bayley                                    916,500(6)                  3.6%
              Quest Management Corp.
              Suite 300 - 570 Granville Street
              Vancouver, BC V6C 3P1

              John K. Campbell                                   175,000(7)                  0.1%
              750 West Pender Street - Suite 710
              Vancouver, BC V6C 2T7

              All Directors and officers as a group (4           4,241,500                  16.2%
              persons)

---------------------------
(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.
(2) Unless otherwise indicated, the address for each of the above is c/o ANEC, 7030 South Yale, Suite 404, Tulsa, Oklahoma 74136.
(3) The percentage of outstanding shares calculation is based upon 26,054,546 shares outstanding as of June 30, 2003, except as otherwise noted.
(4) Includes 325,000 shares issuable at an exercise price of $0.32 on exercise of an option. Of Mr. Paulk's shares, 283,333 shares are held subject to a Pooling Agreement described below.
(5) Includes 325,000 shares issuable at an exercise price of $0.32 on exercise of an option. Of Mr. Ensz's shares, 283,333 shares are held subject to a Pooling Agreement described below.
(6) Includes 200,000 shares issuable at an exercise price of $0.32 on exercise of an option. Excludes 100,000 shares held by Mr. Bayley's wife and 50,000 shares held by a trust for the benefit of Mr. Bayley's minor children, as to all of which Mr. Bayley disclaims a beneficial interest.
(7) Includes 150,000 shares issuable at an exercise price of $0.47 on exercise of an option.


         Pooling Agreement. Of the shares held by each of Messrs. Paulk and Ensz, 425,000 of such shares, as well as 50,000 shares held by each of Robert G. Snead, Bennett G. Shelton and Richard Mulford, employees of our company, are held pursuant to the terms of an agreement that provides that one-third of such shares are released from escrow and the restrictions of the agreement on each of July 17, 2002, July 17, 2003, and July 17, 2004. Under the terms of the escrow agreement, the stockholders are prohibited from selling, dealing in, assigning or transferring the shares during the restricted period. The agreement terminates with respect to all the shares on July 17, 2004. In the event of a change of control of our company, evidenced by a change of a majority of the Board of Directors, the shares are then released from the restrictions of the agreement. The stockholders retain the right to vote the shares and to receive dividends during the term of the agreement. ANEC is not a party to this agreement, however, the terms of this agreement could affect the number of shares of our common stock available for sale from time to time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 2001 Stock Incentive Plan. See Note 9 to the Notes to Financial Statements for further information on the material terms of these plans.

         The following table provides information as of December 31, 2002 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

                                      (A)                     (B)                         (C)
PLAN CATEGORY                NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE           NUMBER OF SECURITIES
                             BE ISSUED UPON EXERCISE    EXERCISE PRICE OF          REMAINING AVAILABLE FOR
                             OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                             WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        EQUITY COMPENSATION
                                                                                   PLANS (EXCLUDING
                                                                                   SECURITIES REFLECTED IN
                                                                                   COLUMN (A))
-------------------------------------------------------------------------------------------------------------

Equity compensation plans            1,950,000                $0.33                       3,050,000
approved by security
holders

Equity compensation plans               -0-                     -0-                           -0-
not approved by security
holders
                             --------------------------------------------------------------------------------
Total                                1,950,000                $0.33                       3,050,000



ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
---------------------------------------------------------

         ANEC was organized as an Oklahoma corporation on January 19, 2001. The following persons subscribed to an aggregate of 100,000 shares of common stock of American Natural Energy Corporation at a subscription price of $.01 per share. Messrs. Paulk and Ensz may be deemed to be the founders of American Natural Energy Corporation.

                         NAME                    NO. OF SHARES

                   Michael K. Paulk                 42,500
                   Steven P. Ensz                   42,500
                   Bennett G. Shelton                5,000
                   Robert G. Snead                   5,000
                   Richard Mulford                   5,000
                                                ---------------
                                   Total           100,000

         By agreement dated July 11, 2001, the above five initial stockholders of ANEC sold their shares to Gothic in exchange for an aggregate of 1,000,000 shares of Gothic, or ten Gothic shares for each one share of ANEC.

         In July, 2001, we issued in a private sale of our securities to a limited number of sophisticated investors an aggregate of 10,000,000 shares of common stock for a subscription price of $0.33 per share. Our officers and Directors purchased the following numbers of shares in the transaction:

                         NAME                    NO. OF SHARES

                   Mike K. Paulk                     650,000
                   Steven P. Ensz                  1,000,000
                   Brian E. Bayley                   650,000
                                                ---------------
                                   Total           2,300,000

         On June 6, 2001, each of Mike K. Paulk and Steven P. Ensz loaned us $100,000 evidenced by our promissory note bearing interest at 6% per annum and due on May 31, 2002. These notes have been repaid with all accrued interest.

         During the year 2001, we paid consulting, management and other reimbursable expenses aggregating approximately $19,750 to Quest Management Corp. of which Mr. Bayley, one of our Directors, is President. Payment of expenses in 2002 aggregated $20,329. These expenses primarily relate to compliance with regulatory filing requirements with the securities commissions of the Provinces of Canada where our securities are able to be traded and such expenses are expected to continue so long as our securities continue to be traded in Canada.

         In September 2002, Mr. Paulk loaned to us $40,000. The loan is due on demand and accrues interest at the Bank One prime rate (4% per annum as of August 8, 2003), a rate equal to the interest rate Mr. Paulk pays on the funds borrowed by him. The loan is not collateralized. The proceeds of the loan were used by us for working capital.

         In March 2003, we completed a $2.5 million borrowing for working capital and repayment of secured debt. The $2.5 million is due to be repaid on October 31, 2003 and bears interest at 12% per annum (effective rate 22.0%). The loan is secured by all our oil and gas properties and undeveloped leaseholds. The lender received 688,000 shares of our common stock. The lender is Quest Investment Corporation. Mr. Brian Bayley, one of our Directors, is a Director and the Chief Executive Officer of Quest Investment Corporation.

         In March 2003, we entered into a funding arrangement with TransAtlantic Petroleum (USA) Corp. whereby TransAtlantic agreed to advance to us up to $2.0 million, of which up to $1.8 million is to be used to fund our share of the drilling and completion costs for the four initial wells we drilled in St. Charles Parish. In exchange, TransAtlantic received a $2.0 million production payment payable out of 75% of the net revenues from the wells drilled with the funds advanced. In addition, also in exchange for the availability of the funds for drilling and completion and an additional $200,000 of funding, TransAtlantic received a 10% interest in our Bayou Couba lease and our lease with the State of Louisiana. Under the agreements, TransAtlantic has the right to acquire a 10% participation in any additional leasehold interests we acquire in the 23.138 square mile Bayou Couba salt dome development area. Our obligations to TransAtlantic are collateralized by a lien against our interest in the four initial wells and their hydrocarbon production. At June 30, 2003, the entire $1.8 million and $200,000 fundings had been advanced and $166,000 of the production payment had been paid to TransAtlantic. Mr. Brian Bailey, a Director of our company, is also a Director of TransAtlantic.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:
-------------------------------------------

  (a) EXHIBITS:

  EXHIBIT                               DESCRIPTION
----------     -----------------------------------------------------------------

2.0 Second Amended Joint Plan of Reorganization Proposed by Couba Operating Company, American Natural Energy Corporation and Gothic Resources Inc. filed in the United States Bankruptcy Court, Western District of Oklahoma. Case No. 00-11837-W (Chapter 11)(1)

2.1            Order Confirming Plan, filed November 16, 2001 with U.S.
               Bankruptcy Court, Western District of Oklahoma(1)

3.1            Certificate of Incorporation of American Natural Energy
               Corporation(1)

3.2            Certificate of Amendment filed March 23, 2001(1)

3.3            Certificate of Amendment filed December 20, 2001(1)

3.4            By-laws(1)

10.1           2001 Stock Incentive Plan(1)

10.2 Loan Agreement dated August 2, 2002 between Middlemarch Partners Limited and the Registrant(1)

10.3           Leasehold Acquisition and Development Agreement with The Wiser
               Oil Company(1)

10.4           Assignment of Oil, Gas and Mineral Lease with Taylex, Inc.(1)

10.5 Loan Agreement effective as of March 12, 2003 between Registrant and Bank One, N.A.(1)

10.6 Loan Agreement dated March 12, 2003 between Quest Investment Corporation and the Registrant(1)

10.7.1 Production Payment Purchase and Sale Agreement dated March 10, 2003 between TransAtlantic Petroleum (USA) Corp. and the Registrant(1)

10.7.2 Production Payment Conveyance dated March 10, 2003 from the Registrant to TransAtlantic Petroleum (USA) Corp.(1)

10.7.3 Purchase and Exploration Agreement dated March 10, 2003 between the Registrant and TransAtlantic Petroleum (USA) Corp.(1)

  EXHIBIT                               DESCRIPTION
----------     -----------------------------------------------------------------


10.8 Development Agreement dated November 22, 2002 between the Registrant and ExxonMobil Corporation(2)

21.0           Subsidiaries of the Registrant

                 Name                    State or Jurisdiction of Incorporation
                 ----                    --------------------------------------
                 Gothic Resources, Inc.  Canada Business Corporations Act
                 Couba Operating Company Oklahoma

31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(2)

31.2           Certification of Chief Financial Officer Pursuant to Rule
               13a-14(a)(2)

32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(2)

32.2 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(2)

--------------------------
(1) Filed as an Exhibit to the Registrant's registration statement on Form 10-SB filed on August 12, 2002 and amended on July 29, 2003.
(2) Filed or furnished herewith

              (b) (1) REPORTS ON FORM 8-K

                  During the quarter ended December 31, 2002, we filed Current Reports on Form 8-K as follows:

                    DATE OF CURRENT REPORT              ITEM REPORTED
                    ----------------------              -------------
                    November 1, 2002          Item 7. Financial Statements and
                                              Exhibits (press release dated
                                              November 1, 2002)

                    December 4, 2002          Item 7. Financial Statements and
                                              Exhibits (press release dated
                                              December 4, 2002)

ITEM 14.   CONTROLS AND PROCEDURES
----------------------------------

         Under the supervision and with the participation of our management, including Michael K. Paulk, our President and Chief Executive Officer, and Steven P. Ensz, our Chief Financial Officer, we have evaluated the our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Paulk and Mr. Ensz, as appropriate to allow timely decisions regarding required disclosure.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMERICAN NATURAL ENERGY CORPORATION

                                BY: /s/ Michael K. Paulk
                                    ---------------------
                                    MICHAEL K. PAULK, PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                                       TITLE                              DATE
---------                                       -----                              ----
 /s/ Michael K. Paulk                President (Principal                    August 15, 2003
----------------------                Executive Officer) and Director
Michael K. Paulk


 /s/ Steven P. Ensz                  Director and Principal Financial        August 15, 2003
-------------------                   and Accounting Officer
Steven P. Ensz

 /s/ Brian Bayley                    Director                                August 15, 2003
-----------------
Brian Bayley

 /s/ John Campbell                   Director                                August 15, 2003
------------------
John Campbell


To the Board of Directors and Stockholders of American
        Natural Energy Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity ( deficit ), and cash flows present fairly, in all material respects, the financial position of American Natural Energy Corporation [ the "Company" ] at December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred substantial losses during the last three years, has a working capital deficiency and a stockholders' deficit at December 31, 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Oklahoma City, Oklahoma
July 23, 2003

AMERICAN NATURAL ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF  DECEMBER 31, 2002 AND DECEMBER 31, 2001
--------------------------------------------------------------------------------

                                                                                   DECEMBER 31, 2002    DECEMBER 31, 2001
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                        $     86,295        $  1,117,295
     Accounts receivable - net                                                             357,127             361,759
     Prepaid expenses                                                                       28,291              36,258
     Marketable securities                                                                 192,947           3,032,644
     Oil inventory                                                                          53,228                  --
                                                                                      ------------        ------------
           Total current assets                                                            717,888           4,547,956
Proved oil and natural gas properties, net of accumulated depletion,
depreciation, amortization and impairment of $6,960,678                                  1,089,200                  --
Unproved oil and natural gas properties                                                  2,710,994           8,093,031
Equipment and other fixed assets, net of accumulated depreciation
    of $76,706 and $14,263                                                                 742,672              43,977
                                                                                      ------------        ------------
           Total assets                                                                  5,260,754          12,684,964
                                                                                      ------------        ------------
                   LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                            1,894,267             799,951
     Accrued interest                                                                      314,275                  --
     Notes payable                                                                         500,000                  --
     Current portion of long-term debt                                                   3,961,887           1,575,837
                                                                                      ------------        ------------
           Total current liabilities                                                     6,670,429           2,375,788
Deferred income taxes                                                                           --             211,039
Long-term debt                                                                                  --           2,182,500
                                                                                      ------------        ------------
           Total liabilities                                                             6,670,429           4,769,327
                                                                                      ------------        ------------
Commitments and contingencies (notes 10 &14)                                                    --                  --
Stockholders' (deficit) equity:
     Common stock
         Authorized  100,000,000 shares with par value of $0.01 (December 2001-
             100,000,000 shares with no par value)
        Issued 25,199,846 (2001    25,162,346) shares                                      251,998           9,659,652
     Additional paid-in capital                                                          7,427,503                  --
     Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-reorganization stated capital was reduced by an accumulated deficit
     of $2,015,495)                                                                     (8,730,517)         (2,015,495)
     Accumulated other comprehensive (loss) income                                        (358,659)            271,480
                                                                                      ------------        ------------
           Total stockholders' (deficit) equity                                         (1,409,675)          7,915,637
                                                                                      ------------        ------------
           Total liabilities and stockholders' (deficit) equity                          5,260,754          12,684,964
                                                                                      ------------        ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                                   December 31, 2002      December 31, 2001
Revenues:
Oil and gas sales                                                      $    308,514        $         --
Operations income                                                             2,751                  --
Interest income and other income                                            166,114              64,121
                                                                       ------------        ------------
                                                                            477,379              64,121
                                                                       ------------        ------------
Expenses:
Lease operating expense                                                     481,711                  --
Production taxes                                                             11,115                  --
General and administrative                                                1,377,857             650,134
Foreign exchange gain                                                       (13,610)            (90,333)
Interest and bank charges                                                    53,706               7,932
Loss on sale of fixed assets                                                100,438                  --
Loss on sale of oil and gas properties                                      726,348                  --
Impairment of oil and gas properties                                      6,476,993             572,705
Gain on sale of marketable securities                                      (553,438)            (77,487)
Write-down of inventory to market                                           113,817                  --
Depletion, depreciation and amortization                                    432,959                  --
                                                                       ------------        ------------
                                                                          9,207,896           1,062,951
                                                                       ------------        ------------
Net income (loss)                                                        (8,730,517)           (998,830)
                                                                       ------------        ------------

Other comprehensive loss  net of tax:
Unrealized loss on marketable securities arising during the year            (95,838)           (599,519)
Foreign exchange translation                                                (54,155)           (349,405)
Reclassification adjustment for gains on marketable securities
included in net income                                                     (480,146)            (77,487)
                                                                       ------------        ------------
Other comprehensive (loss) income                                          (630,139)         (1,026,411)
Comprehensive (loss) income                                              (9,360,656)         (2,025,241)
                                                                       ------------        ------------


Basic and diluted earnings  (loss) per share                                  (0.35)              (0.05)
                                                                       ------------        ------------

Weighted average number of shares outstanding  basic and diluted         25,193,887          19,162,346
                                                                       ------------        ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
For the years ended December 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                                                       ACCUMU-
                                                                                        LATED
                                                                                        OTHER          TOTAL
                                                                                        COMPRE-        STOCK
                                     COMMON STOCK             ADDITIONAL                HENSIVE       HOLDERS'
                               --------------------------       PAID-IN                 INCOME         EQUITY
                                 SHARES          AMOUNT         CAPITAL    DEFICIT       (LOSS)       (DEFICIT)
BALANCE - DECEMBER 31,
      2000                      13,962,346     $6,170,657    $      --  $(1,016,665)   $1,297,891   $6,451,883
Exercise of stock options          200,000         62,994           --           --            --       62,994
Acquisition of subsidiary        1,000,000        325,000                                              325,000
Sales of common stock in a
      private placement         10,000,000      3,101,001           --                               3,101,001
Decrease in unrealized gain
      on marketable securities          --             --           --           --      (599,519)    (599,519)
Reclassification adjustment
      for gains included in
      net income                        --             --           --           --       (77,487)     (77,487)
Foreign exchange
      translation gain (loss)           --             --           --           --      (349,405)    (349,405)
Net loss (total comprehensive
      loss of $2,025,241)               --             --           --     (998,830)           --     (998,830)
                            ------------------------------------------------------------------------------------

BALANCE - DECEMBER 31,
      2001                      25,162,346      9,659,652           --   (2,015,495)      271,480    7,915,637
Results of Plan of
      Arrangement                              (9,408,029)   7,392,534    2,015,495                         --
Exercise of stock options           37,500            375       11,344           --            --       11,719
Compensation expense for
      stock options                                    --       23,625                                  23,625
Decrease in unrealized gain
      on marketable securities          --             --           --           --       (95,838)     (95,838)
Reclassification adjustment
      for gains included in
      net income                        --             --           --           --      (480,146)    (480,146)
Foreign exchange
      translation gain                  --             --           --           --       (54,155)     (54,155)
Net loss (total
      comprehensive loss of
      $9,360,656)                       --             --           --   (8,730,517)           --   (8,730,517)
                            ------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002     25,199,846        251,998    7,427,503   (8,730,517)     (358,659)  (1,409,675)
                            ------------------------------------------------------------------------------------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

AMERIAN NATURAL ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                              December 31, 2002  December 31, 2001
Cash flows from operating activities:
    Income (loss) for the period                                $(8,730,517)       $  (998,830)
    Non cash items:
        Depreciation, depletion and amortization                    432,959              4,006
        Foreign exchange gain                                       (13,610)                --
        Non-cash compensation expense                                23,625                 --
        Gain on sale of marketable securities                      (553,438)           (77,487)
        Write-off of accounts receivable                                 --             20,426
        Loss on sale of fixed asset                                 100,438                 --
        Loss on sale of oil and gas properties                      726,348                 --
        Impairment of oil and gas properties                      6,476,993            572,705
        Write-down of inventory to market                           113,817                 --
        Other                                                            --              4,660
    Changes in non-cash working capital items:
        Accounts receivables                                          4,632           (307,468)
        Inventories                                                 (30,761)                --
        Prepaid expenses                                              7,967            (35,096)
        Accounts payable, accrued liabilities and accrued
              interest                                            1,336,284            550,641
                                                                -----------        -----------
Net cash (used in) operating activities                            (105,263)          (266,443)
                                                                -----------        -----------
Cash flows from investing activities:
    Proceeds from sale of marketable securities                   2,745,309            207,970
    Proceeds from sale of oil and gas properties                    941,233                 --
    Proceeds from sale of fixed assets                               61,609                 --
    Short-term investments                                               --          1,291,656
    Purchase of marketable securities                              (163,600)          (110,527)
    Purchase and development of oil and gas properties           (4,059,565)        (1,257,148)
    Purchase of derivative instruments                                   --            (15,038)
    Purchase of fixed assets                                       (946,300)                --
    Acquisition of subsidiary                                            --            126,924
    Acquisition of Couba                                                 --         (2,120,686)
                                                                -----------        -----------
Net cash (used in) investing activities                          (1,421,314)        (1,876,849)
                                                                -----------        -----------
Cash flows from financing activities:
    Note payable                                                    500,000                 --
    Issuance of capital stock                                        11,719          3,163,995
    Payment of notes payable                                             --           (200,000)
                                                                -----------        -----------
Cash provided by financing activities                               511,719          2,963,995
Effect of exchange rate changes on cash                             (16,142)          (147,771)
                                                                -----------        -----------
Increase (decrease) in cash and cash equivalents                 (1,031,000)           672,932
                                                                -----------        -----------
Cash beginning of period                                          1,117,295            444,363
                                                                -----------        -----------
Cash end of period                                                   86,295          1,117,295
                                                                -----------        -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

AMERIAN NATURAL ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31, 2002 and December 31, 2001
--------------------------------------------------------------------------------

                                                              December 31, 2002  December 31, 2001
Supplemental disclosures:
Interest paid                                                     $   53,706       $    1,413
Non cash operating activities:
     Capitalized interest included in unproved properties            275,857               --
     DD&A capitalized as cost of inventory held at year end          136,284               --
Non cash financing and investing activities:
     Acquisition of subsidiary                                            --          325,000
     Liabilities assumed in connection with acquisition                   --        4,161,887


              The accompanying notes are an integral part of these
                       consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------


1     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF COMPANY

      American Natural Energy Corporation (ANEC) is an oil and natural gas exploration and production company engaged in the acquisition, exploration and development of oil and natural gas properties for the production of crude oil and natural gas. Our properties are located in Louisiana.

      ANEC was formed by amalgamation on July 9, 1991 under the Company Act (British Columbia) and was continued under the Canada Business Corporations Act on August 1, 1991. On February 8, 2002, Gothic Resources Inc. (Gothic) completed a plan of arrangement under Section 192 of the Canada Business Corporations Act with ANEC which was at the time a wholly-owned subsidiary of Gothic, whereby all of the shareholders of Gothic exchanged their common shares in the capital of Gothic for common shares in the capital of ANEC where Gothic became a wholly owned subsidiary of ANEC and the former shareholders of Gothic became shareholders of ANEC.

      CONSOLIDATION

      The financial statements include the accounts of ANEC and its wholly owned subsidiaries, (the Company). All intercompany accounts and transactions are eliminated on consolidation.

      For the period January 1, 2001 to September 29, 2001, the financial statements include the accounts of Gotham Energy Inc. This subsidiary was sold on September 29, 2001 for a nominal amount.

      The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which differ in certain respects from accounting principles generally accepted in Canada.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at time of acquisition.

      MARKETABLE SECURITIES

      Investments are accounted for under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). Under SFAS No. 115, the Company classifies its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those debt securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2002 and 2001 the Companys marketable securities are all categorized as available-for-sale.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      Securities that are classified as available-for-sale are stated at fair value as determined by quoted market prices. Unrealized holding gains and losses are excluded from current earnings and are included in comprehensive income, net of taxes, in a separate component of stockholders equity until realized. At December 31, 2002 and 2001, the fair value of marketable securities totalled $192,947 and $3,032,644, respectively.

      In computing realized gains and losses on the sale of marketable securities, the cost of the marketable securities sold is determined using the average cost of the securities at the time of sale.

      INVENTORY

      Oil in storage barges at the end of the year amounted to 1,638 barrels attributable to our interest. This oil was included in inventory at year end at the cost to produce such oil including lease operating expenses and depletion, depreciation and amortization applicable to those barrels accounted for on a first-in, first-out basis. Inventory at December 31, 2002 was valued at the lower of cost or market at $53,228. We had no oil inventory at December 31, 2001.

      OIL AND NATURAL GAS PROPERTIES

      The Company follows the full cost method of accounting for oil and natural gas properties. The Company defers the costs of exploring for and developing oil and natural gas reserves until such time as proved reserves are attributed to the properties. At that time, the deferred costs are amortized on a unit-of-production basis. Such costs include land acquisition costs, geological and geophysical costs, cost of drilling wells, interest costs on major development projects and overhead charges directly related to acquisition, exploration and development activities. For 2002, we included approximately $2.0 million in additional property costs reflecting anticipated plugging and abandonment costs. The average composite rate used for depletion, depreciation and amortization was $6.77 per equivalent mcf in 2002. We had no depletion, depreciation and amortization in 2001.

      The capitalized costs are assessed quarterly to determine whether it is likely such costs will be recovered in the future. To the extent there are costs which are unlikely to be recovered in the future, they are written off. As a result of the full cost ceiling test $6,476,993 and $572,705 were written off as Impairment expense in 2002 and 2001, respectively.

      All of the Companys exploration and development activities are conducted jointly with others and, accordingly, these financial statements reflect only the Companys proportionate interest in such activities.

      Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. In October, 2002 we sold all of our interest in our Oklahoma coalbed gas project and as a result have no further operations in Oklahoma. We recorded loss from this transaction in the amount of $726,348.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      The Company is in the process of exploring its unproved oil and natural gas properties and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for oil and natural gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Companys interest in the underlying oil and gas leases, the ability of the Company to obtain necessary financing to complete their exploration and development and future profitable production or sufficient proceeds from the disposition thereof.

      Equipment and other fixed assets

      Equipment and other fixed assets are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line method over the estimated useful lives of the assets. The ranges of estimated useful lives for financial reporting are as follows:

          Computer equipment                        3-4  years
          Office furniture and equipment            5-7  years
          Leasehold improvements                      3  years
          Barges and field equipment               7-10  years

      When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred.

      FOREIGN EXCHANGE AND CURRENCY TRANSLATION

      The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings. The results of operations are translated from local currencies into U.S. dollars using average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of each period. Adjustments resulting from the translation process are reported in a separate component of stockholders' equity, and are not included in the determination of the results of operations.

      REVENUE RECOGNITION

      Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits royalty interests. Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company's share of pro-rata production from certain wells. When sales volumes exceed the Company's entitled share and the overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. The Company's policy is to expense the pro-rata share of lease operating costs from all wells as incurred.

      Our oil production is sold under market sensitive or spot price contracts. During 2002, our oil sales to Teppco Crude Oil, L.P. of $274,803 accounted for 88% and our gas sales to Enerfin Resources of $33,711 accounted for 11% of our total oil and gas sales.

      We have no obligations to provide fixed or determinable quantities of oil or natural gas in the future under existing contracts or agreements.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      Interest income on cash and marketable securities is recognized as earned.

      INCOME TAXES

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the differences between the tax basis of assets and liabilities and those reported in the financial statements. The deferred tax assets or liabilities are calculated using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized. Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financia1 statements or income tax returns.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A significant area requiring the use of estimates is assessing the recoverability of capitalized oil and natural gas property costs and oil and gas reserve estimates. Actual results could differ from those estimates.

      EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised unless they are anti-dilutive. As of December 31, 2002 and 2001, there were 1,950,000 and 1,987,500 shares available for issuance pursuant to the exercise of previously granted stock options, respectively. Due to losses in 2002 and 2001, the options were excluded from the calculation of diluted earnings per share as they were anti-di1utive.

      COMPREHENSIVE INCOME (LOSS)

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as a component of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income (loss) under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company had other comprehensive loss of $630,139 and $1,026,411 for the years ended December 31, 2002 and 2001, respectively, as a result of unrealized losses on marketable securities of $95,838 and $599,519 and $54,155 and $349,405 related to foreign exchange translation loss. The Company also had a $480,146 and $77,487 reclassification adjustment for gains on marketable securities included in net income for the year ended December 31, 2002 and 2001.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      STOCK-BASED COMPENSATION

      At December 31, 2002, the Company has a stock-based compensation plan, which is described more fully in Note 9. The Company accounts for this plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB No. 25) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option-vesting period. Compensation expense has been recognized for any grants to individuals who do not meet the definition of employee.

      The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                              For years ended December 31,
                                                                2002                2001
                                                             -----------        -----------
Net loss, as reported                                        $(8,730,517)       $  (998,830)
Less:  Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                              (284,780)           (35,133)
                                                             -----------        -----------

Pro forma net loss                                            (9,015,297)        (1,033,963)
                                                             -----------        -----------
Loss per share
Basic and diluted-as reported
                                                                   (0.35)             (0.05)
                                                                   (0.36)             (0.05)

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      The fair value of the options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following:

                                                          2001
                                                       ----------
        Weighted average life, in years                   5.00
        Risk-Free interest rate                       4.54 to 4.98%
        Expected volatility                              115.6%
        Expected Dividend Rate                            None


      The fair value of the options granted in 2001 was $405,000. There were no option grants in 2002.

      NEW PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and Statement of Financial Accounting Standards, No. 142, Goodwill and Intangible Assets (FAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The FASB, the Securities and Exchange Commission (SEC) and others continue to discuss the appropriate application of FAS 141 and 142 to oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves. Depending on the outcome of such discussions, these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the disclosures required by FAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, we, like many other oil and gas companies, have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after FAS 141 and 142 became effective.

      As applied to companies like us that have adopted full cost accounting for oil and gas activities, we understand that this interpretation of FAS 141 and 142 would only affect our balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and our unproved oil and gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with full cost accounting rules.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      At December 31, 2002 and 2001, we had undeveloped leaseholds of approximately $ 7.7 million and $2.7 million that would be classified on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated net book value of $830,000 at December 31, 2002 that would be classified as "intangible developed leaseholds" if we applied the interpretation currently being discussed.

      We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

      Also issued in June 2001 was SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Accordingly, we will adopt the standard on January 1, 2003. We expect the effect on our financial condition and results of operations at adoption will include an increase in liabilities of approximately $1.4 million and a cumulative effect for the change in accounting principle as a charge against earnings of approximately $1.37 million. Subsequent to this adoption, we do not expect this standard to have a material impact on our financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 was effective January 1, 2002. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and amends Accounting Principles Board Opinion, or APB, No. 30 for the accounting and reporting of discontinued operations, as it relates to long-lived assets. Our adoption of SFAS 144 did not affect our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We have adopted this standard early and it did not have a significant effect on our results of operations or our financial position.

      In July 2002, the FASB issued SFAS No. 146, Accounting For Costs Associated with Exit or Disposal Activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this standard to have any impact on our financial position or results of operations.

      On December 31, 2002, the FASB issued SFAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of SFAS 123. The standard provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 does not change the provisions of SFAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, Accounting for Stock Issued to Employees. As we continue to follow APB 25, our accounting for stock-based compensation will not change as a result of SFAS 148. SFAS 148 does require certain new disclosures in both annual and interim financial statements. The required annual disclosures are effective immediately and have been included in Note 1 of our consolidated financial statements. The new interim disclosure provisions will be effective in the first quarter of 2003.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company currently has no derivatives or hedging instruments.

      In May 2003, the FASB issued Statement on Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 will be effective for us starting in the quarter ended September 30, 2003. We do not expect the application of SFAS 150 to have a material effect on our financial position, results of operations or cash flow.

2     LIQUIDITY AND CAPITAL RESOURCES

      The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses in 2002 and 2001, totalling approximately $8.7 million and $1.0 million, has a shareholders' deficit of $1.4 million at December 31, 2002, a working capital deficiency of approximately $6.0 million including current amounts due under borrowings of approximately $4.5 million, and negative cash flow from operations in each of 2002 and 2001, all of which lead to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties.

      The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The ability of the Company to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop its oil and gas reserves.

      In the ordinary course of business, the Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with the proceeds of debt and private offering of its securities. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and an inability to sell more of its common stock or refinance its debt with current lenders or new lenders, which would likely have a further material adverse effect on the Company.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      Management's plan is to raise additional capital through the private sale of its common stock, however, it currently has no firm commitment from any potential investors. Management anticipates using the proceeds to repay its debt and fund its exploration plan, including potential exploration in the ExxonMobil joint development area (see Note 4).


3     BUSINESS COMBINATION

      ACQUISITION OF ANEC

      Effective July 11, 2001, Gothic acquired 100% of the outstanding common shares of ANEC in exchange for the issuance of 1,000,000 shares of Gothic at a value of $325,000 and assumption of $200,000 of notes payable to officers/shareholders of ANEC. ANEC had no operations and its major assets were accumulated costs relating to undeveloped oil and gas properties. The fair value of the assets of ANEC at the date of acquisition was as follows:

       Cash                                                  $126,924
       Oil and gas prospects                                  398,076
                                                             --------
                                                              525,000
       Liabilities                                            200,000
                                                             --------
                                                              325,000
                                                             --------

      The acquisition has been accounted for by the purchase method with the results of operations, mainly G&A expenses, being consolidated with those of the Company, effective July 11, 2001.

      ACQUISITION OF COUBA

      Effective December 31, 2001, ANEC acquired all of the assets and capital stock of Couba Operating Company (Couba) in connection with the bankruptcy proceedings. The ANEC/Couba Reorganization Plan (Plan) was confirmed by the U.S. Bankruptcy Court for the Western District of Oklahoma on November 16, 2001. Couba was petitioned into bankruptcy in March 2000. The proceedings against Couba were converted to Chapter 11 proceedings in April 2000 and thereafter Couba continued operations as debtor in possession through December 31, 2001. The Plan became effective on December 31, 2001 when the statutory period following the confirmation of the ANEC/Couba Plan passed with no appeals.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      Coubas principal asset was the Bayou Couba Lease under which Couba held a working interest in approximately 1,319.991 gross acres located in St. Charles Parish, Louisiana. There are approximately 58well bores of varying depths located on the Bayou Couba Lease. Subsequent to Couba entering into bankruptcy, there was only nominal production from some of the wells. Preliminary engineering evaluations did not assign any proved reserves to the acquired leasehold. The other Couba assets include an interest in a gathering system located on the Bayou Couba Lease, an interest in production facilities and other equipment, geological data, well logs, 3-D seismic information and other information related to the Bayou Couba Lease and surrounding lands.

      The aggregate purchase price for the Couba capital stock and assets consisted of $2,120,686 of cash, $3,758,337 bank debt ($1,575,837 was due during 2002), $203,550 of other liabilities payable during the next year and $4,919,450 contingently payable from future production of the properties. The Company is required to assign a 25% reversionary interest after the properties reach a 200% payout, as defined. The Company has, in a transaction subsequent to year end, finalized documentation with regard to bank debt and paid a portion of the outstanding amount through a refinancing (see Note 14 Subsequent Events).


     ASSETS ACQUIRED:
     Furniture and fixtures                             $   10,000
     Undeveloped leasehold                               6,072,573
                                                        ----------
                                                         6,082,573
                                                        ----------
     CASH PAID AND LIABILITIES ASSUMED:
     Cash paid                                           2,120,686
     Bank debt                                           3,758,337
     Other liabilities                                     203,550
                                                        ----------
                                                         6,082,573
                                                        ----------


4     JOINT DEVELOPMENT AGREEMENT

      On November 25, 2002 the Company entered into a Joint Development Agreement with ExxonMobil whereby the Company gave ExxonMobil the right to participate in exploration and development on all lands it has under lease in the Bayou Couba area, up to 50% of the total interest and the use of its 3D seismic covering those leases in exchange for the rights to exploration and development on certain lands and leases owned by ExxonMobil, up to 50% of the total interest. Each party will pay their respective share of exploration and development costs. The agreement terminates in 4 years and covers approximately 8,427 acres.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

5     MARKETABLE SECURITIES

      Marketable securities at December 31, 2002 and 2001 were as follows:


                                    Number of                                             Carrying/
                                     Common                           Unrealized           Market
                                     Shares            Cost           Gain (loss)           Value
                                    ---------       -----------       -----------        -----------
December 31, 2002
First Calgary Petroleums Ltd
(FCP)                                 137,000       $    34,070       $   158,877        $   192,947
                                                    -----------       -----------        -----------
December 31, 2001
First Calgary Petroleums Ltd
(FCP)                               7,870,419         1,869,494         1,095,234          2,964,728
T&H Resources (T&H)                 2,704,473           232,268          (164,352)            67,916
                                                    -----------       -----------        -----------

                                                      2,101,762           930,882          3,032,644
                                                    -----------       -----------        -----------



6       PROPERTY, PLANT AND EQUIPMENT


                                                     2002            2001
                                                  ---------        ---------

Computer and office furniture and equipment       $  79,497        $  58,240
Leasehold improvements                                5,520               --
Barges and field equipment                          734,361               --
                                                  ---------        ---------
                                                    819,378           58,240
Less: Accumulated depreciation                      (76,706)         (14,263)
                                                  ---------        ---------
                                                    742,672           43,977
                                                  ---------        ---------


7     LONG-TERM DEBT

      As part of the ANEC/Couba Reorganization Plan (see Note 3), the Company was to have entered into a $3,961,887 note payable with Bank One. The note was to be amortized based on a five year period and payments of principal and interest were to be made quarterly. An interest rate, final terms for repayment and collateral had not been finalized at December 31, 2002. The note was refinanced in March 2003. (See Note 14 Subsequent Events). Interest on the outstanding balance was accrued at 6.75% and capitalized as additional unproved property costs in the amount of $275,857. We had no capitalized interest in 2001.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

8     NOTE PAYABLE

      On August 2, 2002, we borrowed $500,000 from a private investor. The borrowing accrued interest at 12% (effective rate 22.0%) and was due on December 6, 2002, or out of the proceeds of a financing or sale or change of control of the Company if occurring earlier. It was collateralized by a pledge of the shares of First Calgary Petroleums Ltd. that we owned. The note contained restrictions on the incurrence or guarantee of additional debt, issuance of new shares, redemption of shares, and sale of a substantial portion of our assets or the payment of dividends without the written consent of the lender. On February 14, 2003, we issued to the lender 166,700 shares of our common stock as additional consideration for making the loan. The loan was repaid on March 12, 2003 out of the proceeds of our sale of the remaining shares of First Calgary Petroleums Ltd. that we owned.


9     CAPITAL STOCK

      OPTIONS

      The Company adopted the 2001 Stock Incentive Plan during the year ended December 31, 2001 that replaced the Stock Option Plan 2000. Under the terms of the 2000 Plan, which had been adopted by Gothic prior to the reorganization, the board had the right from time to time authorize the issuance of options to directors, officers and service providers of the Gothic and its subsidiaries. The option price under each option shall not be less than the discounted market price, as allowed by the TSX Venture Exchange, on the grant date. The expiration date for each option shall be set by the board at the time of issue of the option and shou1d not be more than 5 years after the grant date. The maximum number of shares which may be issuable pursuant to options granted under the plan shall be 5,000,000 shares or such additional amount as may be approved from time to time by the shareholders of the Gothic. The number of shares issuable to any one optionee under the plan shall not exceed 5% of the total number of issued and outstanding shares on a non-diluted basis. The number of shares which may be issuable under the plan within a one year period, in aggregate shall not exceed 20% of the then outstanding options issued under such plan and to any optionee who is an insider shall not exceed 5% of the then outstanding options issued under such plan. Upon approval by Gothic's shareholders of the corporate reorganization (see Note 13) and the adoption of the 2001 Stock Incentive Plan, the options outstanding under the 2000 Plan were replaced with options having the same exercise price and expiration date under the 2001 Stock Incentive Plan. No further options will be granted under the 2000 Plan.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      Stock option activity for the years ended December 31, 2002 and 2001 is as follows:


                                                                    Weighted
                                             Number of               Average
                                              Options         Exercise price
                                             ---------        --------------
      Outstanding  December 31, 2000           500,000            $   0.37
      Granted                                2,100,000                0.32
      Exercised                               (200,000)               0.31
      Expired                                 (412,500)               0.31
                                             ---------            --------
      Outstanding - December 31, 2001        1,987,500                0.33
      Exercised                                (37,500)               0.33
                                             ---------            --------
      Outstanding - December 31, 2002        1,950,000                0.33
                                             ---------            --------



      At December 31, 2002, 1,050,000 (2001- 131,250) options have vested and are exercisable. On January 6, 2003, 200,000 options expired without exercise. The weighted average remaining contractual life of options granted at December 31, 2002 is 42 months (2001 57 months).

      The 2001 Stock Incentive Plan, (approved by the shareholders in January
      2002), is comprised of a Discretionary Option Grant Program, a Salary Investment Option Grant Program, a Stock Issuance Program, an Automatic Option Grant Program, and a Director Fee Option Grant. The maximum number of shares of Common Stock initially reserved for issuance over the term of the 2001 Stock Incentive Plan shall not exceed 5,000,000 shares. The 2001 Stock Incentive Plan terminates upon the earliest of (i) December 14, 2011, (ii) the date on which all shares available for issuance under the plan have been issued as fully-vested shares, or (iii) the termination of all outstanding options in connection with a change in control. Options outstanding under the Stock Option Plan 2000 were exchanged for options under the new plan.

      Under the Discretionary Option Grant Program, the Plan Administrator will fix the exercise price per share at the time of the grant. No option will have a term in excess of ten years measured from the option grant date. As of December 31, 2002, there were options to purchase 1,950,000 shares outstanding under the Discretionary Option Grant Program.

      Under the Salary Investment Option Grant Program, the exercise price per share will be thirty-three and one-third percent of the fair market value per share of the common stock on the option grant date. The options will become exercisable in a series of twelve successive equal monthly instalments upon the completion of each calendar month of service in the calendar year for which the salary reduction is in effect. Each option will have a maximum term of ten years measured from the option grant date. As of December 31, 2002, there were no options granted under the Salary Investment Option Grant Program.

      The plan administrator will fix the purchase price per share of common stock under the Stock Issuance Program. The plan administrator may issue shares that are fully and immediately vested upon issuance or which are to vest in one or more instalments over the participants period of service or upon attainment of specified performance objectives. As of December 31, 2002, there were no shares outstanding under the Stock Issuance Program.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      Under the Automatic Option Grant Program, each individual who is first elected or appointed as a non-employee Board member at any time after February 1, 2002 shall automatically be granted, on the date of initial election or appointment, a Non-Statutory Option to purchase 50,000 shares of common stock, provided that the individual has not previously been employed by the Company or any parent or subsidiary. On the date of each Annual Stockholders Meeting held after January 1, 2002, each individual who is to continue to serve as a non-employee Board Member will automatically be granted a Non-Statutory Option to purchase 5,000 shares of common stock, provided, commencing January 1, 2003, the individual has served as a non-employee Board member for at least 6 months. The exercise price under this plan will be the fair market value of the common stock on the option grant date. Each option shall be immediately exercisable for any or all option shares. However, any shares purchased under the option shall be subject to repurchase by the Company, at the exercise price paid, upon the optionees cessation of Board service prior to vesting in those shares. Each initial 50,000 share option will vest, and the Companys repurchase right will lapse, in a series of three successive equal annual instalments upon the optionees completion of each year of Board service over a three-year period measured from the grant date. Each annual 5,000 share option will vest, and the Companys repurchase right will lapse, upon the optionees completion of one year of Board service measured from the grant date. As of December 31, 2002, there were no options outstanding under the Automatic Option Grant Program.

      The Board has the authority to implement the Director Fee Option Grant Program as of the first day of any calendar year. Upon the implementation of the Director Fee Option Grant Program, each non-employee Board member may elect to apply all or any portion of the annual retainer fee otherwise payable in cash for his or her service on the Board to the acquisition of a special option grant. As of December 31, 2002, there were no options outstanding under the Director Fee Option Grant Program.


10    COMMITMENTS AND CONTINGENCIES

      The Company rents office space under long-term operating leases that expire through 2004. The following is a schedule by year of future minimum lease payments required under the operating leases that have initial or remaining non-cancellable lease terms in excess of one year as of December 31, 2002:

      Year ending December 31,
          2003                                                  $19,907
          2004                                                    1,523
                                                                -------
                                                                 21,430
                                                                -------

      Rent expense on all operating leases amounted to approximately $66,000 and $13,000 in 2002 and 2001 respectively.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      We agreed that, after repayment to us of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba Lease and the area of mutual interest, the former holders of equity securities of Couba Operating Company will be entitled to a reversionary interest in the wells in the Bayou Couba Lease equal to 25% of the working interest obtained by us directly from Couba Operating Company at the time of confirmation and as a result of the plan of reorganization of Couba Operating Company.

      We are a defendant in a number of legal proceedings which we consider to be routine litigation that is incidental to our business. We do not expect to incur any material liability as a consequence of such litigation.


11    RELATED PARTY TRANSACTIONS


      The Company charged or was charged the following amounts by companies controlled by directors of the Company or companies with common directors:


                                        2002          2001
                                       -------       -------
      Expenses
           Management services         $    --       $44,415
           Office administration        20,329        19,530


      Related party balances included in the balance sheets of the Company, including balances with companies controlled by directors of the Company or with companies that have common directors, are as follows:

                                     2002             2001
                                  ----------       ----------
      Marketable securities       $       --       $3,032,644
      Accounts payable                 3,992            7,239


      We have a note payable to an officer/director of the Company in the amount of $40,000. The note is an uncollateralized, demand loan with no stated interest rate. Interest is paid at a rate commensurate with the rate incurred by the officer/director in a personal loan transaction providing these funds.

      During the year ended December 31, 2001, two directors of the Company lent $100,000 each to the Company. Each promissory note accrued interest at a rate of 6% per annum. Principal and interest were paid in July 2001.

      We entered into two financing transactions with entities in which either current or former directors of the Company are currently directors. We borrowed $2,500,000 from Quest Investment, Inc. in March 2003. We currently have a director who is also a director of Quest (see Subsequent

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      Events Note 14). In addition, we entered into a financing transaction with TransAtlantic Petroleum (USA) Corp. A current director and a former director of the Company are currently directors of TransAtlantic (see Subsequent Events Note 14).


12    INCOME TAXES

      The provision for income taxes for the year ended December 31, 2002 is based on the liability method prescribed by Statement of Financial Accounting Standards No. 109 and includes current taxes and the change in the Companys deferred income tax asset or liability during the year. Deferred income tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

      The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001are presented below:

                                                                     2002              2001
                                                                 -----------        -----------
      DEFERRED TAX LIABILITIES:
           Marketable securities                                 $        --        $   211,039
                                                                 -----------        -----------
                 Deferred tax liabilities                                 --            211,039
      DEFERRED TAX ASSETS:
      Acquisition, exploration and development costs
      and related depreciation, depletion and amortization         2,581,495            477,003
      Contribution carryovers                                            949                854
      Capital loss carry-forwards                                         --             40,203
      Net operating loss carryforwards                             1,404,667            245,946
                                                                 -----------        -----------
                DEFERRED TAX ASSET                                 3,987,111            764,006
      Less: Valuation allowance                                   (3,987,111)          (764,006)
                                                                 -----------        -----------
      Total deferred tax asset (liability)                                --           (211,039)
                                                                 -----------        -----------


AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The difference for December 31, 2002 is summarized as follows:

                                                    2002              2001
                                                -----------        -----------

      Federal tax benefit at statutory rate     $ 2,867,537        $   755,464
      State taxes, net of federal benefit           365,603             12,840
      Other                                         (10,034)            (4,299)
                                                -----------        -----------
      Net provision for income taxes              3,223,106            764,005
      Less: valuation allowance                  (3,223,106)          (764,005)
                                                -----------        -----------
      Total provision for income taxes                   --                 --
                                                -----------        -----------


      As of December 31, 2002, the Company has Canadian net operating loss carry-forwards of approximately Cdn$16,429, or US$ 10,389 that are available to reduce future taxable income, if any, through 2008. The Company has U.S. net operating loss of approximately $3,650,000 which is available to reduce future taxable income, if any, through 2023.


13    REORGANIZATION

      On January 22, 2002, the Company completed a corporate reorganization. At a meeting held on January 18, 2002, the shareholders of Gothic approved an arrangement under Section 192 of the Canada Business Corporations Act whereby the shareholders of Gothic voted to exchange all their common shares for shares of ANEC. The effect of the reorganization was that Gothic, which had formerly been the parent corporation of ANEC, became its wholly-owned subsidiary and ANEC became the parent corporation. The shareholders of Gothic tendered their share certificates and received a like number of shares of ANEC. All outstanding warrants and options to purchase shares of Gothic now represent the right to purchase shares of ANEC on substantially the identical terms and conditions. The shares of Gothic are no longer listed on the Toronto Venture Exchange, Inc. and in their place, the shares of ANEC were listed on that exchange, quoted and traded in U.S. dollars under the symbol ANR.U. Also on that date, the shareholders approved the reduction of the stated capital of Gothic by the amount of the accumulated deficit of $2,015,495. This transaction has been accounted for as a quasi-reorganization. Gothic may be deemed a predecessor of the Company.

      Upon petition of Gothic, the Supreme Court of British Columbia, at a hearing held on January 22, 2002, considered the fairness of the terms and conditions of the reorganization. All the security holders of Gothic were mailed a notice dated December 19, 2001 of the hearing and had the opportunity to appear. Upon finding that the terms of the transaction were fair, both procedurally and substantively, to the security holders of Gothic, the Court entered an order approving the reorganization pursuant to the provisions of Section 192 of the Canada Business Corporations Act. The British Columbia Court was advised by Gothic in the petition presented to the Court before the hearing that ANEC would rely on the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(10) thereof in issuing its shares in exchange for the shares of Gothic

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

14    SUBSEQUENT EVENTS

      On March 12, 2003 the Company entered into a refinancing transaction with Bank One whereby Bank One was paid $2,250,000 for partial release of collateral held by it resulting from the ANEC/Couba Reorganization Plan. Additionally, the Company entered into a note payable with Bank One for remaining balances due pursuant to the Plan in the amount of $1,715,134 with interest at Bank One prime plus 2% (currently 6.25%) due December 31, 2003. The Company also borrowed $2,500,000 from Quest Investment Corporation in the form of a note payable due October 31, 2003. Interest is payable monthly at an annual rate of 12% (effective rate 22.0%). The note is collateralized by a mortgage on all oil and gas properties of the Company. The Company also issued 688,000 shares of its stock to Quest Investments Corporation as additional consideration.

      The Company entered into a production payment loan with TransAtlantic Petroleum (USA) Corp on March 12, 2003, whereby TransAtlantic will provide up to a total of $2,000,000 to be used by the Company to drill, equip and complete wells within the Bayou Couba salt dome area. The loan is to be repaid out of 75% of the net revenue stream from the wells drilled with the funds. Upon repayment, TransAtlantic will receive a 10% working interest in those wells. In addition TransAtlantic will have the right to participate in a 10% working interest in the future development in the ExxonMobil Joint Development acreage (See Note 4). TransAtlantic also acquired a 10% working interest in the existing producing wells in the field and will assume 10% of the obligations for operating and plugging expense.


15    DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

      Net Capitalized Costs

      The following summarizes net capitalized costs as of December 31, 2002 and 2001.


                                                             2002                2001
                                                         ------------        ------------
      Oil and gas properties
           Proved                                        $  8,049,878        $         --
           Unproved                                         2,710,994           8,093,031
                                                         ------------        ------------
                Total                                      10,760,872           8,093,031
      Less accumulated depreciation, depletion and
      amortization and impairment                          (6,960,678)                 --
                                                         ------------        ------------
      Net capitalized costs                                 3,800,194           8,093,031
                                                         ============        ============

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      Unproved Property Costs

      The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2002. All costs represent investment in unproved property in our Bayou Couba project in Louisiana and will be evaluated over several years as the properties are explored.

                                       2002          2001          Total
                                    ----------    ----------    ----------
      Property acquisition costs    $  535,680    $7,728,164    $8,263,844
      Exploration costs                     --            --            --
      Capitalized interest             275,857            --       275,857
                                    ----------    ----------    ----------
                                       811,537     7,728,164     8,539,701
                                    ----------    ----------    ----------


      Costs Incurred in Oil and Gas Acquisition, Exploration and Development


                                2002             2001
                             -----------     -----------
      Development costs      $   681,102     $        --
      Exploration costs        2,842,783         364,867
      Acquisition costs
           Proved                     --              --
           Unproved              811,537       7,728,164
      Sales of properties     (1,667,581)             --
                             -----------     -----------
                               2,667,841       8,093,031
                             ===========     ===========


      Results of Operations from Oil and Gas Producing Activities

      The Companys results of operations from oil and gas producing activities are presented below for the years 2002 and 2001. The following table includes revenues and expenses associated directly with our oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                               2002           2001
                                                           -----------     -----------
      Oil and gas sales                                    $   308,514     $        --
      Operations income                                          2,751              --
      Lease operating expenses                                (481,711)             --
      Production taxes                                         (11,115)             --
      Net loss from sale of oil and gas properties            (726,348)             --
      Impairment of oil and gas properties                  (6,476,993)       (572,705)
      Depreciation, depletion and amortization                (410,050)             --
                                                           -----------     -----------

      Results of operations from oil and gas activities     (7,794,952)       (572,705)
                                                           ===========     ===========



      Oil and Gas Reserve Quantities (unaudited)

      The reserve information presented below is based on reports prepared by independent petroleum engineers Netherland, Sewell and Associates, Inc.

      The information is presented in accordance with regulations prescribed by the Securities and Exchange Commission. Reserve estimates are inherently imprecise. These estimates were generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates are expected to change, and such change could be material and occur in the near term as future information becomes available.

      Proved oil and gas reserves represent the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under current economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing equipment and operating methods.

      December 31, 2002
      -----------------

                                                       Oil          Gas       Total
                                                      (mbbl)      (mmcf)      (mbbl)
                                                      ------     --------     ------
       Proved reserves, beginning of period               --           --         --
       Extensions, discoveries and other additions    126.44     1,445.75     367.40
       Revisions of previous estimates                    --           --         --
       Production                                     (11.91)      (13.06)    (14.09)
       Sale of reserves in place                          --    (1,392.68)   (232.11)
       Purchase of reserves in place                      --           --         --
                                                      ------     --------     ------
      Proved reserves, end of period                  114.53        40.01     121.20
                                                      ======     ========     ======
       Proved developed reserves:
            Beginning of period                           --           --         --
                                                      ======     ========     ======
            End of period                              18.02           --      18.02
                                                      ======     ========     ======


AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      The Company had no proved reserves at December 31, 2001.

      Standardized Measure of Discounted Future Net Cash Flows (unaudited)

      Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing the standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

      Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2002 were $30.16 per barrel for oil and $4.74 per mcf for natural gas. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

      The assumptions used to compute the standardized measure are those prescribed by the Financial Accounting Standards Board and, as such, do not necessarily reflect our expectations of actual revenue to be derived from those reserves nor their present worth. The limitations inherent in the reserve quantity estimation process, as discussed previously, are equally applicable to the standardized measure computations since these estimates are the basis for the valuation process.

      The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS 69:

       December 31, 2002
       -----------------
        Future cash inflows                                   $ 3,644,000
        Future production taxes                                  (202,000)
        Future development costs                                 (827,700)
        Future production costs                                  (957,300)
        Estimated future Net Profits payments                    (366,200)
        Future income tax provision                                    --
                                                              -----------
        Net future cash flows                                   1,290,800
        Less effect of a 10% discount factor                     (201,600)
                                                              -----------
        Standardized measure of discounted
          future net cash flows                                 1,089,200
                                                              ===========
        Discounted (at 10%) future net cash
          flows before income taxes                             1,089,200
                                                              ===========


      The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2002 and 2001
--------------------------------------------------------------------------------

      December 31, 2002
      -----------------


      Standardized measure, beginning of period                                     $        --
      Sales of oil and gas produced, net of production costs                           (218,147)
      Extensions and discoveries, net of future production and development costs      2,861,666
      Sales of oil and gas properties                                                  (986,519)
      Change in estimated net profits payments                                         (366,200)
      Accretion of discount                                                            (201,600)
                                                                                    -----------
      Standardized measure, end of period                                             1,089,200
                                                                                    ===========
