Form 10QSB
period 2003-03-31
AMERICAN NATURAL ENERGY CORP
filed 2003-08-28
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

       X  Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      --- Exchange Act of 1934 for the quarterly period ended March 31, 2003; or
          Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934 for the transition period from ____________________ to ____________________ .

                         Commission File Number 0-18596

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

                               Yes |_|     No |X|

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes |_|     No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of June 30, 2003, 26,054,546 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       AMERICAN NATURAL ENERGY CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                           Page
                                                                          ------
Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets - March 31, 2003           3
            and December 31, 2002

            Condensed Consolidated Statements of Operations -                4
            Three Months Ended March 31, 2003 and
            March 31, 2002

            Condensed Consolidated Statements of Cash Flows -                5
            Three Months Ended March 31, 2003 and
            March 31, 2002

            Notes to Condensed Consolidated Financial Statements -           6
            Three Months Ended March 31, 2003 and
            March 31, 2002

Item 2.     Management's Discussion and Analysis or Plan of                 13
            Operations

Item 3.     Controls and Procedures                                         20

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                21

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                        MARCH 31, 2003     DECEMBER 31, 2002
                                                                                               $                   $
                                                                                        --------------     -----------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                               396,190             86,295
     Accounts receivable - net                                                             1,387,065            357,127
     Prepaid expenses                                                                          8,165             28,291
     Marketable securities                                                                        --            192,947
     Oil inventory                                                                            33,522             53,228
                                                                                         -----------        -----------
           Total current assets                                                            1,824,942            717,888

Proved oil and natural gas properties, net of accumulated depletion, depreciation,
amortization and impairment of $7,247,216 and $6,960,678                                   1,649,363          1,089,200

Unproved oil and natural gas properties                                                    3,154,808          2,710,994

Equipment and other fixed assets, net of accumulated depreciation of
    $108,200 and $76,706                                                                     724,098            742,672
                                                                                         -----------        -----------
           Total assets                                                                    7,353,211          5,260,754
                                                                                         -----------        -----------
                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued liabilities                                              3,697,368          1,894,267
     Accrued interest                                                                         67,824            314,275
     Notes payable                                                                         4,292,773            500,000
     Current portion of long-term debt                                                            --          3,961,887
                                                                                         -----------        -----------
           Total current liabilities                                                       8,057,965          6,670,429


Production payments                                                                          716,638                 --
Asset retirement obligation  (Note 5)                                                      1,324,495                 --
                                                                                         -----------        -----------
           Total liabilities                                                              10,099,098          6,670,429
                                                                                         -----------        -----------
Stockholders' deficit:

     Common stock
        Authorized - 100,000,000 shares with par value of $0.01
         Issued  - 26,054,546 (2002 - 25,199,846)                                            260,545            251,998
     Additional paid-in capital                                                            7,748,487          7,427,503
     Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-
          Reorganization stated capital was reduced by an accumulated deficit of
          $ 2,015,495)                                                                   (10,784,528)        (8,730,517)
     Accumulated other comprehensive (loss) income                                            29,609           (358,659)
                                                                                         -----------        -----------
           Total stockholders' deficit                                                    (2,745,887)        (1,409,675)
                                                                                         -----------        -----------
           Total liabilities and stockholders' deficit                                     7,353,211          5,260,754
                                                                                         -----------        -----------



         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three-month periods ended March 31, 2003 and March 31, 2002

                                                                      2003               2002
                                                                        $                  $
Revenues:
Oil and gas sales                                                     237,327                 --
Operations income                                                       2,809                 --
Interest and other income                                                  --            163,362
                                                                  -----------        -----------
                                                                      240,136            163,362
                                                                  -----------        -----------
Expenses:
Lease operating expense                                               147,153              9,240
Production tax expense                                                  9,088                 --
General and administrative                                            308,811            374,981
Foreign exchange loss (gain)                                          549,748            (96,371)
Interest                                                               65,963                 --
Gain on sale of marketable securities                                (172,788)          (284,018)
Impairment of oil and gas properties                                  152,064                 --
Depletion, depreciation and amortization                              228,648              3,000
                                                                  -----------        -----------
     Total expenses                                                 1,288,687              6,832
                                                                  -----------        -----------
Income (loss) before cumulative effect of accounting change        (1,048,551)           156,530
                                                                  -----------        -----------
Cumulative effect of accounting change, net of tax (Note 5)        (1,005,460)                --
                                                                  -----------        -----------
Net income (loss)                                                  (2,054,011)           156,530
                                                                  -----------        -----------
Other comprehensive income (loss) - net of tax:
Unrealized gain (loss) on marketable securities                        13,870           (424,185)
Foreign exchange translation                                          547,186           (136,405)
Reclassification adjustment for gains on sale of
marketable securities included in net income                         (172,788)          (212,933)
                                                                  -----------        -----------
Other comprehensive income (loss)                                     388,268           (773,523)
Comprehensive (loss)                                               (1,665,743)          (616,993)
                                                                  -----------        -----------
Basic and diluted earnings  (loss) per share before
     cumulative effect of accounting change                             (0.04)              0.01
Cumulative effect of accounting change                                  (0.04)                --
                                                                  -----------        -----------
Net income (loss) per share                                             (0.08)              0.01
                                                                  -----------        -----------
Weighted average number of shares outstanding
     Basic                                                         25,321,418         25,175,263
                                                                  -----------        -----------
     Diluted                                                       25,321,418         25,461,324
                                                                  -----------        -----------



         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three-month periods ended March 31, 2003 and March 31, 2002

                                                                     2003              2002
                                                                      $                  $
Cash flows from operating activities:
    Income (loss) for the period                                 (2,054,011)          156,530
    Non cash items:
        Depreciation, depletion and amortization                    228,648             3,000
        Impairment of oil and gas properties                        152,064                --
        Foreign exchange (gain) loss                                549,748           (96,371)
        Gain on sale of marketable securities                      (172,788)         (284,018)
        Cumulative effect of accounting change                    1,005,460                --
        Non cash compensation expense                                29,531                --
    Changes in non-cash working capital items:
        Accounts receivables                                     (1,029,938)          212,477
        Oil inventory                                                (6,242)               --
        Prepaid expenses                                             20,126            24,531
        Accounts payable, accrued liabilities and interest        1,804,333           579,967
                                                                 ----------        ----------
Net cash provided by operating activities                           526,931           596,116
                                                                 ----------        ----------
Cash flows from investing activities:
    Proceeds from sale of marketable securities                     208,051         2,439,905
    Proceeds from sale of oil and gas properties                    200,000                --
    Purchase of marketable securities                                    --          (163,600)
    Purchase and development of oil and gas properties           (1,125,367)       (2,244,067)
    Purchase of fixed assets                                        (12,920)          (76,832)
                                                                 ----------        ----------
Net cash used in investing activities                              (730,236)          (44,594)
                                                                 ----------        ----------
Cash flows from financing activities:
    Issuance of notes payable                                     2,500,000                --
    Payment of notes payable                                     (2,750,000)               --
    Production payments issued                                      766,996                --
    Issuance of capital stock                                            --            11,719
                                                                 ----------        ----------
Cash provided by financing activities                               516,996            11,719
Effect of exchange rate changes on cash                              (3,796)          (43,886)
                                                                 ----------        ----------
Increase in cash and cash equivalents                               309,895           519,355
                                                                 ----------        ----------
Cash beginning of period                                             86,295         1,117,295
                                                                 ----------        ----------
Cash end of period                                                  396,190         1,636,650
                                                                 ----------        ----------
Supplemental disclosures:
     Interest paid                                                    8,500                --
Non cash operating  activities
     Capitalized interest included in unproved properties            82,845            66,307
     Common shares issued in conjunction with issuance
       of notes payable                                             300,000                --
     Accrued interest refinanced upon modification of debt          331,728                --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------


1     SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the "Company") as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited consolidated financial statements for the three-month periods ended March 31, 2003 and 2002 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the company.

      In the opinion of management, all adjustments considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2003 are not indicative of the results that may be expected for the full year ending December 31, 2003.

      The Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its employee stock options. Under APB No. 25, compensation expense is recognized for the difference if any, on the date of the grant, between the estimated fair value of the Company's stock and the amount the employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and rateably for future services over the option-vesting period. Compensation expense has been recognized for any grants to individuals who do not meet the definition of employee.

      The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services" (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                        Three Months Ended March 31,
                                                          2003               2002
                                                            $                  $
                                                        ----------        ----------
      Net income (loss) as reported                     (2,054,011)          156,530
      Pro forma compensation expense, net of tax           (17,173)          (64,252)
                                                        ----------        ----------
      Pro forma net income (loss)                       (2,071,184)           92,278
                                                        ----------        ----------
      Basic and diluted earnings (loss) per share
      As reported                                            (0.08)             0.01
      Compensation expense, net of tax                          --                --
                                                        ----------        ----------
      Pro forma                                              (0.08)             0.01
                                                        ----------        ----------


      For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which is two years. Because our stock options vest over two years and additional awards may be made each year, the above pro forma disclosures may not be representative of the effects on pro forma net income for future quarters.

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

      A reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share were as follows:

                                                  Three Months Ended March 31,
                                                   2003 (1)           2002 (2)
                                                      $                  $
      Numerator - net income (loss)
       before cumulative effect of
       accounting change
                Basic                            (1,048,551)           156,530
                Diluted                          (1,048,551)           156,530

       Cumulative effect of accounting
        change                                   (1,005,460)                --
       Net income (loss) - basic                 (2,054,011)           156,530
       Net income (loss) - diluted               (2,054,011)           156,530


AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------



      Denominator - weighted average
       number of shares outstanding
           Basic                                 25,321,418         25,175,263
           Assumed conversion at the
            beginning of period
            of stock options                             --            286,061
           Diluted                               25,321,418         25,461,324

           -------------------
              (1) Does not include 1,750,000 outstanding potentially dilutive options and warrants at a weighted average price of $.33 per share due to the net loss.

              (2) Does not include outstanding options to purchase 150,000 shares of common stock at a weighted average exercise price of $0.47 per share. These options were antidilutive because the exercise price of the options exceeded the average market price of the common stock.

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

4     RECENT ACCOUNTING PRONOUNCEMENTS

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------

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

      At March 31, 2003 and December 31, 2002, we had undeveloped leaseholds of approximately $3.2 million and $2.7 million, respectively that would be classified on our condensed consolidated balance sheets as "intangible undeveloped leasehold" and developed leaseholds of an estimated net book value of $1.07 million and $830,000 at March 31, 2003 and December 31, 2002, respectively, that would be classified as "intangible developed leaseholds", if we applied the interpretation currently being discussed.

      We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted this standard during the quarter ended March 31, 2003, and it did not have any impact on our financial position or results of operations.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This pronouncement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. The Company currently has no derivatives or hedging activities, therefore, we do not expect the implementation of FAS 149 will have any effect on our financial opposition, results of operations, or cash flows.

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------

5     ASSET RETIREMENT OBLIGATIONS

      Effective January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets.

      SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of the asset at its discounted fair value. The liability is then accreted each period until the liability is settled or the asset is sold, at which time the liability is reversed and any gain or loss resulting from the settlement of the obligation is recorded.

      We identified and estimated all of our asset retirement obligations for tangible, long-lived assets as of January 1, 2003. These obligations were for plugging and abandonment costs for depleted oil and gas wells. Prior to the adoption of SFAS 143, we included an estimate of our asset retirement obligations related to our oil and gas properties in our calculation of oil and gas depreciation, depletion and amortization expense. Upon adoption of SFAS 143, we recorded the discounted fair value of our expected future obligations of $1.4 million and recorded an increase in unproved properties of $0.4 million. The cumulative effect of the change in accounting principles was a $1.0 million loss which was recorded in the condensed consolidated statement of operations for the quarter ended March 31, 2003. Had SFAS 143 been adopted as of January 1, 2002, the Company's net income for the quarter ended March 31, 2002 would have decreased by $34,337 and there would have been no effect on the reported earnings per share. The effect of SFAS 143 for the quarter ended March 31, 2003 was an increase in the net loss before cumulative effect of accounting change of $36,732.

      The components of the change in our asset retirement obligations are shown below. Information for the quarter ended March 31, 2002 is shown on a pro forma basis.

                                      Three Months Ended March 31,
                                         2003            2002
                                           $               $
                                       ----------     ----------
      Asset retirement obligations,
        beginning of quarter            1,435,460      1,292,538
      Additions and revisions               9,385             --
      Settlements and disposals          (157,082)            --
      Accretion expense                    36,732         34,337
                                       ----------     ----------
      Asset retirement obligations,
        end of quarter                  1,324,495      1,326,875
                                       ----------     ----------

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------

6     NOTES PAYABLE

      The company borrowed $2,500,000 from Quest Investment Corporation in the form of a note payable due October 31, 2003. Interest is payable monthly at an annual rate of 12% (effective rate 22.0%). The note is collateralized by a mortgage on all oil and gas properties of the company. The company also issued 688,000 shares of its stock to Quest Investment Corporation as additional consideration. A current director of the Company also serves as a director of Quest Investment Corporation.

      On March 12, 2003 the company also entered into a refinancing transaction with Bank One whereby Bank One was paid $2,250,000 and the Company received a partial release of collateral held by Bank One resulting from the ANEC/Couba Reorganization Plan. Additionally, the company entered into a note payable with Bank One for the remaining balances due pursuant to the Plan in the amount of $1,715,134. The note is due December 31, 2003 and bears interest at the Bank One prime rate plus 2%, currently 6.25%, payable quarterly. The note is collateralized by oil and gas assets of the company and is subordinated to the Quest Investment Corporation financing and net profits production payments owed to TransAtlantic Petroleum (USA) Corp (See Note 7).

7     PRODUCTION PAYMENT FINANCING

      On March 12, 2003, we entered into a funding arrangement with TransAtlantic Petroleum (USA) Corp. ("TransAtlantic") whereby TransAtlantic agreed to advance to us up to $2.0 million, of which up to $1.8 million is to be used to fund our share of the drilling and completion costs for the four initial wells we drill in St. Charles Parish, Louisiana ("Subject Wells"). In exchange, TransAtlantic received a production payment payable out of 75% of the net revenues from the Subject Wells, and, upon repayment, a 10% working interest in such wells. In addition, TransAtlantic received a 10% interest in our Bayou Couba lease and our lease with the State of Louisiana ("Subject Leases"). Further, TransAtlantic has the right to acquire a 10% participation in any additional interests we acquire in the 23.138 square mile Bayou Couba salt dome development area, including any interests acquired through our area of mutual interest joint development agreement with ExxonMobil Corp. Our obligations to TransAtlantic are collateralized by a lien against our interest in the Subject Wells and their hydrocarbon production. At March 31, 2003 we had drawn a total of $997,099, including the $200,000 not specifically identified with the drilling of the Subject Wells. Imputed interest on the $997,099 drawn as of March 31, 2003 amounted to $230,103, which was recorded as a discount on the production payments liability, with a corresponding reduction in the value of proved and unproved oil and natural gas properties, representing the sale of the 10% working interest in the Subject Leases and Subject Wells. The discount will be accreted to interest expense, using the units of production method. As of March 31, 2003 the outstanding balance of the production payment loan was $779,633, of which $62,995 attributable to produced volumes is included in accounts payable and accrued liabilities. At June 30, 2003 all available funds had been advanced for development of the Subject Wells.

      A current director and a former director of the Company are current directors of TransAtlantic. Therefore, this transaction represents a related party transaction.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2003 and 2002
--------------------------------------------------------------------------------

8     LIQUIDITY AND CAPITAL RESOURCES

      The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses in the first quarter of 2003, totaling approximately $2.1 million, has a stockholders' deficit of $2.7 million at March 31, 2003 and a working capital deficiency of approximately $6.2 million including current amounts due under borrowings of approximately $4.3 million, all of which lead to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties.

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

      Management's plan is to raise additional capital through the private sale of its common stock, however, it currently has no firm commitment from any potential investors. Management anticipates using the proceeds from the proposed private sale of its common stock to repay its debt and fund its exploration plan, including potential exploration in the ExxonMobil joint development area.

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

         Prior to December 31, 2001, our principal activities, including those of our predecessor, Gothic Resources, Inc., involved very limited oil and natural gas exploration in the southern United States. We also invested in shares of other public oil and gas exploration companies resulting in material capital gains. Since December 31, 2001, we have engaged in several transactions which we believe will enhance our oil and natural gas development, exploitation and production activities and our ability to finance further activities.

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

         In February 2002, we leased 1,729 acres from the State of Louisiana giving us in excess of 3,000 acres under lease, all within the boundaries of the 3-D seismic data acquired as a part of the Couba transaction described above.

         In November 2002, we entered into a four-year joint development agreement with ExxonMobil Corp. relating to both our Couba properties and additional properties owned by ExxonMobil Corp. The agreement creates an area of mutual interest ("AMI") covering approximately 8,400 acres, all within the 23.5 square mile 3-D seismic area and calls for both parties to make available for development, leases and/or mineral interests each owns within the AMI. Both parties may propose wells for drilling and the non-proposing party may elect whether or not to participate, with that election affecting only the proposed location. If both parties elect to participate in the proposed well, the interest in the well will be shared equally. Each party is responsible for its share of costs to develop the acreage within the AMI. Operations of the wells are at the election of the ExxonMobil Corp. but we anticipate that we will drill and operate most wells within the AMI. In March 2003, we assigned a 10% participation right in this AMI to Trans-Atlantic Petroleum Corp. in partial consideration for a $2.0 million financing. This transaction is further described below under the caption, "How We Have Financed Our Activities."

         In February 2003, we commenced drilling of the first of four planned well locations on the Couba properties and by March 31, 2003, we had completed the drilling of two wells both of which had been cased and were producing. Drilling of the third well on the property commenced in April, 2003 and on the fourth well in May 2003. The third and fourth wells were completed in June, 2003. At June 30, 2003, cumulative production from all four (2.06 net ) wells is approximately 950 (315 net) barrels per day.

         Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have no current borrowing capacity with any lender. We had a loss of $2.1million during the quarter ended March 31, 2003 and had a working capital deficiency of $6.2 million, and a shareholder deficit of $2.7 million as of that date. We have sustained substantial losses during the years ended December 31, 2002 and 2001, totaling approximately $8.7 million and $1.0 million, respectively, a shareholders' deficit of $1.4 million at December 31, 2002, a working capital deficiency of approximately $6.0 million including current amounts due under borrowings of approximately $4.5 million, and negative cash flow from operations in each of 2002 and 2001, all of which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves.

         The independent accountants' report on our financial statements as of and for the year ended December 31, 2002 includes an explanatory paragraph which states that we have sustained substantial losses, a shareholders' deficit, a working capital deficiency and negative cash flow from operations in each of 2002 and 2001 that raise substantial doubt about our ability to continue as a going concern.

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

A COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

         We incurred a net loss of $2,054,011 in the quarter ended March 31, 2003 compared to net income of $156,530 for the same period in 2002. During the quarter ended March 31, 2003, our revenues were comprised of oil and gas sales and operations income totaling $240,136. We had no interest and other income in 2003 compared with interest and other income of $163,362 in 2002. We had no oil and gas sales in the quarter ended March 31, 2002. Other income in 2002 of $163,061 represents the recovery of accounts receivable written off in prior periods.

         Our expenses were $1,288,687 for the quarter ended March 31, 2003 as compared to $6,832 for the three month period ending March 31, 2002. Our general and administrative expenses in 2003 were $308,811 compared to $374,981 in 2002. Lease operating expenses of $147,153, production taxes of $9,088 and depletion, depreciation and amortization of $228,648 in 2003 increased from $9,240, $0, and $3,000 in 2002 reflecting the increase in operating activity.

         In 2003, we had a gain on the sale of marketable securities of $172,788 and a foreign exchange loss of $549,748. In 2002, we had a gain on the sale of marketable securities of $284,018 and a foreign exchange gain of $96,371.

         We also had a charge for the cumulative effect of an accounting change resulting from the application of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of $1,005,460. We had no comparable charge in 2002.

LIQUIDITY AND CAPITAL RESOURCES

A COMPARISON OF CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

         Our net cash provided by operations was $526,931 for the quarter ended March 31, 2003 as compared to net cash provided by operations of $596,116 for 2002. Cash provided by operating activities was impacted by a gain of $172,788 on the sale of marketable securities and a foreign currency exchange loss of $549,748, which did not affect our cash position. Depletion, depreciation and amortization was $228,648 in 2003, resulting from commenced oil and gas operations, compared to $3,000 in 2002. Accounts receivable, accounts payable and accrued liabilities increased significantly in 2003 over 2002 because of the expanded scope of our activities.

         We used $730,236 of net cash in investing activities during the quarter ended March 31, 2003 compared to net cash used of $44,594 in 2002. The 2003 cash used in investing activities includes $1,125,367 for purchase and development of oil and gas properties compared to $2,244,067 in 2002. Cash used in 2002 was higher than 2003 because of the larger amounts expended for the purchase of properties in 2002. Proceeds from the sale of marketable securities, net of cash spent on purchases of marketable securities, were $208,051 in 2003 compared to approximately $2,276,000 in 2002.

         Our net cash provided by financing activities for the quarter ended March 31, 2003 was $516,996 compared to $11,719 provided in 2002. Current quarter activity was the result of new financing from Quest Investment Corporation. and TransAtlantic Petroleum (USA) Corp. and repayments to a private investor and Bank One.

CRITICAL ACCOUNTING POLICIES

         We consider accounting policies related to stock options, oil and gas properties, and income taxes to be critical accounting policies. These policies are summarized in Management's Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-KSB for the year ended December 31, 2002, except for our accounting policy related to stock options which is summarized in Note 1 to the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB.

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

         On March 12, 2003, we entered into a funding arrangement with TransAtlantic Petroleum (USA) Corp., whereby TransAtlantic agreed to advance to us up to $2.0 million, of which up to $1.8 million was to be used to fund our share of the drilling and completion costs for the four initial wells we drilled in St. Charles Parish, Louisiana. In exchange, TransAtlantic received a $2.0 million production payment payable out of 75% of the net revenues from the initial four wells and, upon payment of the $2.0 million, it is to receive a 10% working interest in those four wells and a 10% working interest in our Bayou Couba lease and our lease with the State of Louisiana. Further, TransAtlantic was granted the right to acquire a 10% participation in any additional interests we acquire in the 23.138 square mile Bayou Couba salt dome development area, including any interests acquired through our area of mutual interest joint development agreement with ExxonMobil Corp. Our obligations to TransAtlantic are collateralized by a lien against our interest in our four initial wells and their hydrocarbon production. At March 31, 2003, we had drawn a total of $997,099, including $797,099 used to fund our share of the drilling and completion costs. Imputed interest on the $997,099 drawn as of March 31, 2003 amounted to $230,103, which was recorded as a discount on the production payment liability, with a corresponding reduction in the value of proved and unproved oil and natural gas properties, representing the sale, upon payout of the production payment, of the 10% working interest in our four initial wells and in the Bayou Couba and State of Louisiana leases. The discount will be accreted to interest expense, using the units of production method. As of March 31, 2003, the outstanding balance of the production payment was $779,633, of which $62,995 attributable to produced volumes is included in accounts payable and accrued liabilities. At June 30, 2003, all available funds had been advanced for development of our four initial wells. Brian Bayley, a Director of our company, is also a Director of TransAtlantic.

         We also completed, in March 2003, a $2.5 million borrowing for working capital and repayment of secured debt. The $2.5 million is due to be repaid on October 31, 2003 and bears interest at 12% per annum, (effective rate 22.0%) calculated monthly. The loan is secured by a senior lien against all our oil and gas properties and undeveloped leaseholds. The lender also received 688,000 shares of our common stock as additional consideration for the loan. The lender is Quest Investment Corporation. Brian Bayley, one of our Directors, is a Director and the Chief Executive Officer of Quest Investment Corporation. We agreed to register the 688,000 shares under the Securities Act of 1933, as amended, by July 22, 2003 to enable the resale of such shares. We have requested an extension of the date by which the sale of such shares is to be registered.

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

         Under the terms of our loan agreement with Quest Investment Corporation, we owe $2.5 million maturing on October 31, 2003 and under the terms of our loan agreement with Bank One, we owe approximately $1.7 million maturing on December 31, 2003. We are currently seeking to arrange for a sale of shares of our common stock in a private offering of securities, a portion of the proceeds from which sale are intended to be used to repay this indebtedness. There can be no assurance that we will be successful in raising this additional capital on terms acceptable to us or that the terms of such transaction may not result in material dilution to our existing stockholders.

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

         At March 31, 2003 and December 31, 2002, we had undeveloped leaseholds of approximately $3.2 million and $2.7 million, respectively, that would be classified on our condensed consolidated balance sheets as "intangible undeveloped leasehold" and developed leaseholds of an estimated net book value of $1.07 million and $830,000 at March 31, 2003 and December 31, 2002, respectively, that would be classified as "intangible developed leaseholds" if we applied the interpretation currently being discussed.

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

         Readers are cautioned that the risk factors described in our registration statement on Form 10-SB and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2003 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including Michael K. Paulk, our President, and Steven P. Ensz, our Vice President, Finance, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

             10.7.2 Production Payment Conveyance from Registrant to
                    TransAtlantic Petroleum (USA) Corp. dated March 10, 2003(2)

             10.7.3 Purchase and Exploration Agreement between Registrant and
                    TransAtlantic Petroleum (USA) Corp. dated March 10, 2003(2)

             21.0   Subsidiaries of the Registrant

                    NAME                        JURISDICTION OF ORGANIZATION
                    ----                        ----------------------------
                    Gothic Resources Inc.       Canada Business Corporations Act
                    Couba Operating Company     Oklahoma

             31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(3)

             31.2 Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a)(3)

             32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(3)

             32.2 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(3)

----------------------------
             (1) Filed as an exhibit to registration statement on Form
                 10-SB filed August 12, 2002.

             (2) Filed as an exhibit to Amendment No. 1 to registration statement on Form S-B.

             (3) Filed or furnished herewith.

       (b)   Reports on Form 8-K

             We filed the following Current Reports on Form 8-K in response to the Items named:

                   Report Date               Item
                   -----------               ----

                   February 24, 2003         Item 7.  Financial Statements and
                                             Exhibits

                   March 14, 2003            Item 7.  Financial Statements and
                                             Exhibits

                   March 24, 2003            Item 7.  Financial Statements and
                                             Exhibits

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

                                       AMERICAN NATURAL ENERGY CORPORATION
                                       -----------------------------------
                                                   (Registrant)


Date:  August 25,  2003                        /S/  Michael K. Paulk
                                           ---------------------------------
                                                    Michael K. Paulk
                                        President and Chief Executive  Officer

                                               /S/  Steven P. Ensz
                                           ---------------------------------
                                                    Steven P. Ensz
                                      Principal Financial and Accounting Officer