Form 10QSB
period 2003-06-30
AMERICAN NATURAL ENERGY CORP
filed 2003-09-02
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark One)

                  X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003; or
                   __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to _______________.

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

                7030 SOUTH YALE, SUITE 404, TULSA, OKLAHOMA 74136
                -------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (918) 481-1440
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                  Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 25, 2003, 26,054,546 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       AMERICAN NATURAL ENERGY CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                         Page
                                                                         ----

Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets - June 30, 2003          3
            and December 31, 2002

            Condensed Consolidated Statements of Operations -              4
            Three Months and Six Months Ended June 30, 2003 and
            June 30, 2002

            Condensed Consolidated Statements of Cash Flows -            5-6
            Three Months and Six Months Ended June 30, 2003 and
            June 30, 2002

            Notes to Condensed Consolidated Financial Statements           7

Item 2.     Management's Discussion and Analysis or Plan of               14
            Operations

Item 3.     Controls and Procedures                                       21

PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                              21

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                    JUNE 30, 2003  DECEMBER 31, 2002
                                                                                          $                $
                                                                                    -------------  -----------------
                                       ASSETS

Current assets:
     Cash and cash equivalents                                                            56,319           86,295
     Accounts receivable - net                                                         1,204,762          357,127
     Prepaid expenses                                                                    130,958           28,291
     Marketable securities                                                                    --          192,947
     Oil inventory                                                                        23,155           53,228
                                                                                     -----------      -----------
           Total current assets                                                        1,415,194          717,888

Proved oil and natural gas properties, net of accumulated depletion, depreciation,
amortization and impairment of $7,453,488 and $6,960,678                               2,828,421        1,089,200

Unproved oil and natural gas properties                                                3,210,307        2,710,994

Equipment and other fixed assets, net of accumulated depreciation of
    $139,942 and $76,706                                                                 694,245          742,672

Deferred expenses                                                                         11,035               --
                                                                                     -----------      -----------
           Total assets                                                                8,159,202        5,260,754
                                                                                     -----------      -----------
                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                                          4,269,598        1,894,267
     Accrued interest                                                                     56,407          314,275
     Notes payable                                                                     4,558,192          500,000
     Current portion of long-term debt                                                        --        3,961,887
                                                                                     -----------      -----------
           Total current liabilities                                                   8,884,197        6,670,429

Production payments  (Note 7)                                                          1,290,847               --
Asset retirement obligation  (Note 5)                                                  1,362,000               --
                                                                                     -----------      -----------
                                                                                       2,652,847               --
                                                                                     -----------      -----------
           Total liabilities                                                          11,537,044        6,670,429
                                                                                     -----------      -----------
Stockholders' deficit:
     Common stock
        Authorized - 100,000,000 shares with par value of $0.01
         Issued  - 26,054,546 (2002 - 25,199,846)                                        260,545          251,998
     Additional paid-in capital                                                        7,758,331        7,427,503
     Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-
          Reorganization stated capital was reduced by an accumulated deficit of
          $2,015,495)                                                                (12,215,516)      (8,730,517)
     Accumulated other comprehensive income (loss)                                       818,798         (358,659)
                                                                                     -----------      -----------
           Total stockholders' (deficit)                                              (3,377,842)      (1,409,675)
                                                                                     -----------      -----------
           Total liabilities and stockholders' (deficit)                               8,159,202        5,260,754
                                                                                     -----------      -----------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the three-month and six-month periods ended June 30, 2003 and June 30, 2002

                                        THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                        ---------------------------   -------------------------
                                            2003          2002           2003           2002
                                             $             $              $              $
                                            ----          ----           ----           ----
Revenues:
Oil and gas sales                           476,617          2,831        713,944          2,831
Operations income                             6,542             --          9,351             --
Interest and other income                     1,408          3,231          1,408        166,593
                                        -----------    -----------    -----------    -----------
                                            484,567          6,062        724,703        169,424
                                        -----------    -----------    -----------    -----------
Expenses:
Lease operating expense                     169,203         24,941        316,356         34,181
Production taxes                             18,795             --         27,883             --
Depletion, depreciation and
amortization                                278,995          5,905        507,643          8,905
General and administrative                  555,839        356,939        864,650        731,920
Foreign exchange loss                       789,773        377,595      1,339,521        281,224
Interest                                    102,950          3,008        168,913          3,008
Impairment of oil and gas properties             --             --        152,064             --
Gain on sale of marketable securities            --             --       (172,788)      (284,018)
Loss on sale of fixed assets                     --          3,280             --          3,280
                                        -----------    -----------    -----------    -----------
     Total expenses                       1,915,555        771,668      3,204,242        778,500
                                        -----------    -----------    -----------    -----------

Loss before cumulative effect of
accounting change                        (1,430,988)      (765,606)    (2,479,539)      (609,076)
                                        -----------    -----------    -----------    -----------
Cumulative effect of accounting
change (Note 5)                                  --             --     (1,005,460)            --
                                        -----------    -----------    -----------    -----------
Net loss                                 (1,430,988)      (765,606)    (3,484,999)      (609,076)
                                        -----------    -----------    -----------    -----------
Other comprehensive income (loss) -
net of tax:
Unrealized gain (loss) on marketable
securities                                       --        162,864         13,870       (261,321)
Foreign exchange translation                789,189        378,895      1,336,375        242,490
Reclassification adjustment for gain
on sale of  marketable securities
included in net income                           --             --       (172,788)      (212,933)
                                        -----------    -----------    -----------    -----------
Other comprehensive income (loss)           789,189        541,759      1,177,457       (231,764)

Comprehensive loss                         (641,799)      (223,847)    (2,307,542)      (840,840)
                                        -----------    -----------    -----------    -----------
Basic and diluted loss per share
before cumulative effect of
accounting change                             (0.05)         (0.03)         (0.10)         (0.02)
                                        -----------    -----------    -----------    -----------
Cumulative effect of accounting
change                                           --             --          (0.04)            --
                                        -----------    -----------    -----------    -----------
Net loss per share                            (0.05)         (0.03)         (0.14)         (0.02)
                                        -----------    -----------    -----------    -----------
Weighted average number of shares
outstanding - basic and diluted          26,054,546     25,199,846     25,690,007     25,187,552
                                        -----------    -----------    -----------    -----------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three-month and six-month periods ended June 30, 2003 and June 30, 2002

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTH ENDED JUNE 30,
                                          ---------------------------  ------------------------
                                              2003          2002          2003          2002
                                               $             $             $             $
                                              ----          ----          ----          ----
Cash flows from operating activities:
Income (loss) for the period               (1,430,988)     (765,606)   (3,484,999)     (609,076)
Non cash items:
Depreciation, depletion and amortization      278,995         5,905       507,643         8,905
Foreign exchange (gain) loss                  789,773       377,595     1,339,521       281,224
Gain on sale of marketable securities              --            --      (172,788)     (284,018)
Loss on sale of fixed asset                        --         3,280            --         3,280
Impairment of oil and gas properties               --            --       152,064            --
Cumulative effect of accounting change             --            --     1,005,460            --
Non cash compensation expense                   9,844        23,625        39,375        23,625
Changes in assets and
liabilities:
Accounts receivables                          182,303        (7,410)     (847,635)      205,067
Oil inventory                                   4,505            --        (1,737)           --
Prepaid expenses and other assets              26,918       (56,816)       47,044       (32,285)
Accounts payable, accrued liabilities
and  interest                                 627,487       588,270     2,431,820     1,168,237
                                           ----------    ----------    ----------    ----------
Net cash provided by  (used in)
operating activities                          488,837       168,843     1,015,768       764,959
                                           ----------    ----------    ----------    ----------
Cash flows from investing activities:
Proceeds from sale of marketable
securities                                         --            --       208,051     2,439,905
Proceeds from the sale of oil and gas
properties                                    261,544            --       461,544            --
Purchase of marketable securities                  --            --            --      (163,600)
Purchase and development of oil and gas
properties                                 (1,610,543)   (1,579,699)   (2,735,910)   (3,823,766)
Purchase of fixed assets                       (1,889)      (91,092)      (14,809)     (167,924)
                                           ----------    ----------    ----------    ----------
Net cash provided by  (used in)
investing activities                       (1,350,888)   (1,670,791)   (2,081,124)   (1,715,385)
                                           ----------    ----------    ----------    ----------
Cash flows from financing activities:
Issuance of notes payable                          --            --     2,500,000            --
Payments of notes payable                     (82,244)           --    (2,832,244)           --
Production payments issued                    771,460            --     1,538,456            --
Production payments                          (166,452)           --      (166,452)           --
Issuance of capital stock                          --            --            --        11,719
                                           ----------    ----------    ----------    ----------
Cash provided by financing activities         522,764            --     1,039,760        11,719

Effect of exchange rate changes on cash          (584)       (3,717)       (4,380)      (47,603)
                                           ----------    ----------    ----------    ----------
Increase (decrease) in cash and cash
equivalents                                  (339,871)   (1,505,665)      (29,976)     (986,310)

Cash beginning of period                      396,190     1,636,650        86,295     1,117,295
                                           ----------    ----------    ----------    ----------
Cash end of period                             56,319       130,985        56,319       130,985
                                           ----------    ----------    ----------    ----------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
For the three-month and six-month periods ended June 30, 2003 and June 30, 2002

                                          THREE MONTHS ENDED JUNE 30,  SIX MONTH ENDED JUNE 30,
                                          ---------------------------  ------------------------
                                               2003           2002         2003          2002
                                                $              $            $             $
                                               ----           ----         ----          ----
Supplemental disclosures:
Interest paid                                 132,896            --       141,396            --

Non cash operating  activities
Capitalized interest included in
unproved properties                            89,444        68,170       172,289       134,477

Non cash financing activities
Common shares issued in conjunction with
issuance of notes payable                          --            --       300,000            --
Accounts payable refinanced as notes
payable                                       203,823            --       203,823            --
Prepaid expenses financed                     160,746            --       160,746            --
Accrued interest refinanced upon
modification of debt                               --            --       331,728            --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2003 and 2002
-------------------------------------------------------------------------------

1     SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the "Company") as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited consolidated financial statements for the three-month and six-month periods ended June 30, 2003 and 2002 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

      In the opinion of management, all adjustments considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month and six-month periods ended June 30, 2003 are not indicative of the results that may be expected for the full year ending December 31, 2003.

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2003 and 2002
-------------------------------------------------------------------------------

                                        Three Months Ended, June 30       Six Months Ended, June 30
                                        ---------------------------       -------------------------
                                            2003          2002                2003          2002
                                             $             $                   $             $
                                            ----          ----                ----          ----
      Net loss as reported               (1,430,988)     (765,606)         (3,484,999)     (609,076)
      Pro forma compensation expense,
            net of tax                      (17,173)      (78,138)            (34,346)     (142,390)
                                         ----------    ----------          ----------    ----------
      Pro forma net loss                 (1,448,161)     (843,744)         (3,519,345)     (751,466)
                                         ----------    ----------          ----------    ----------
      Basic and diluted loss per share
      As reported                             (0.05)        (0.03)              (0.14)        (0.02)
      Compensation expense, net of tax           --            --                  --            --
                                         ----------    ----------          ----------    ----------
      Pro forma                               (0.05)        (0.03)              (0.14)        (0.02)
                                         ----------    ----------          ----------    ----------

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

      The numerators and denominators used in calculating basic and diluted earnings per share were as follows:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                     JUNE 30,
                                           ------------------           ----------------
                                         2003 (1)       2002 (1)     2003 (2)       2002 (2)
                                            $              $            $              $
                                         --------       --------     --------       --------
      Numerator - net income (loss)
      before cumulative effect of
      accounting change
                Basic and diluted       (1,430,988)     (765,606)   (2,479,539)     (609,076)

      Cumulative effect of accounting
      change                                    --            --    (1,005,460)           --

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2003 and 2002
-------------------------------------------------------------------------------


      Net income (loss) - basic and

      diluted                                (1,430,988)      (765,606)    (3,484,999)      (609,076)

      Denominator - weighted average
       number of shares outstanding
               Basic and diluted             26,054,546     25,199,846     25,690,007     25,187,552

      -------------------
       (1) The denominator excludes the effect of 1,750,000 outstanding potentially dilutive options and warrants at a weighted average price of $0.33 per share due to the net loss.

       (2) The denominator excludes the effect of 1,950,000 outstanding potentially dilutive options and warrants at a weighted average price of $0.33 per share due to the net loss.

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2003 and 2002
-------------------------------------------------------------------------------

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

      At June 30, 2003 and December 31, 2002, we had undeveloped leaseholds of approximately $3.2 million and $2.7 million, respectively, that would be classified on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated net book value of $1.6 million and $830,000 at June 30, 2003 and December 31, 2002, respectively, that would be classified as "intangible developed leaseholds", if we applied the interpretation currently being discussed.

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2003 and 2002
-------------------------------------------------------------------------------

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

      We identified and estimated all of our asset retirement obligations for tangible, long-lived assets as of January 1, 2003. These obligations were for plugging and abandonment costs for depleted oil and gas wells. Prior to the adoption of SFAS 143, we included an estimate of our asset retirement obligations related to our oil and gas properties in our calculation of oil and gas depreciation, depletion and amortization expense. Upon adoption of SFAS 143, we recorded the discounted fair value of our expected future obligations of $1.4 million and recorded an increase in unproved properties of $0.4 million. The cumulative effect of the change in accounting principles was a $1.0 million loss which was recorded in the condensed consolidated statement of operations for the quarter ended March 31, 2003. Had SFAS 143 been adopted as of January 1, 2002, the Company's net income for the six-month and three-month periods ended June 30, 2002 would have decreased by $69,586 and $35,249 and there would have been no effect on the reported earnings per share. The effect of SFAS 143 for the six-month and three month periods ended June 30, 2003 was an increase in the net loss before cumulative effect of accounting change of $71,851 and $35,119, respectively.

      The components of the change in our asset retirement obligations are shown below. Information for the quarters ended March 31, 2002 and June 30, 2002 is shown on a pro forma basis.

                                                 For the Quarters Ended
                                                 ----------------------
                                                    2003         2002
                                                     $            $
                                                    ----         ----

      Asset retirement obligations,  January 1    1,435,460    1,292,538
      Additions and revisions                         9,385           --
      Settlements and disposals                    (157,082)          --
      Accretion expense                              36,732       34,337
                                                 ----------   ----------
      Asset retirement obligations,
       March 31                                   1,324,495    1,326,875

      Additions and revisions                         2,386           --
      Settlements and disposals                          --           --
      Accretion expense                              35,119       35,249
                                                 ----------   -----------
      Asset retirement obligations, June 30       1,362,000    1,362,124
                                                 ----------   -----------

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2003 and 2002
-------------------------------------------------------------------------------

6     NOTES PAYABLE

      The Company borrowed $2,500,000 from Quest Capital Corporation, as successor to Quest Investment Corporation (collectively "Quest") in the form of a note payable due October 31, 2003. Interest is payable monthly at an annual rate of 12% (effective rate 22.0%). The note is collateralized by a mortgage on all oil and gas properties of the Company. The Company also issued 688,000 shares of its stock to Quest as additional consideration. A director of the Company is also a director of Quest.

      On March 12, 2003 the Company also entered into a refinancing transaction with Bank One whereby Bank One was paid $2,250,000 and the Company received a partial release of collateral held by Bank One resulting from the ANEC/Couba Reorganization Plan. Additionally, the Company entered into a note payable with Bank One for the remaining balances due pursuant to the Plan in the amount of $1,715,134. The note is due December 31, 2003 and bears interest at the Bank One prime rate plus 2%, currently 6.25%, payable quarterly. The note is collateralized by oil and gas assets of the Company and is subordinated to the Quest financing and net profits production payments owed to TransAtlantic Petroleum (USA) Corp (See Note
      7).

7     PRODUCTION PAYMENT FINANCING

      On March 12, 2003, we entered into a funding arrangement with TransAtlantic Petroleum (USA) Corp. ("TransAtlantic") whereby TransAtlantic agreed to advance to us up to $2.0 million, of which up to $1.8 million is to be used to fund our share of the drilling and completion costs for the four initial wells we drill in St. Charles Parish, Louisiana ("Subject Wells"). In exchange, TransAtlantic received a production payment payable out of 75% of the net revenues from the Subject Wells, and, upon repayment, a 10% working interest in such wells. In addition, TransAtlantic received a 10% interest in our Bayou Couba lease and our lease with the State of Louisiana ("Subject Leases"). Further, TransAtlantic has the right to acquire a 10% participation in any additional interests we acquire in the 23.138 square mile Bayou Couba salt dome development area, including any interests acquired through our area of mutual interest joint development agreement with ExxonMobil Corp. Our obligations to TransAtlantic are collateralized by a lien against our interest in the Subject Wells and their hydrocarbon production. At June 30, 2003 we had drawn a total of $2,000,000, including the $200,000 not specifically identified with the drilling of the Subject Wells. Imputed interest on the $2,000,000 drawn amounted to $461,544, which was recorded as a discount on the production payments liability, with a corresponding reduction in the value of proved and unproved oil and natural gas properties, representing the sale of the 10% working interest in the Subject Leases and Subject Wells. The discount is accreted to interest expense, using the units of production method. As of June 30, 2003 the outstanding balance of the production payment loan was $1,451,745, of which $160,898 attributable to produced volumes is included in accounts payable and accrued liabilities.

      A current director and a former director of the Company are current directors of TransAtlantic. Therefore, this transaction represents a related party transaction.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2003 and 2002
-------------------------------------------------------------------------------

8     LIQUIDITY AND CAPITAL RESOURCES

      The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses in the first two quarters of 2003 and for the year 2002, totaling approximately $3.5 million and $8.6 million, has a stockholders' deficit of $3.4 million and $1.4 million at June 30, 2003 and December 31, 2002, a working capital deficiency of approximately $7.5 million including current amounts due under borrowings of approximately $4.7 million all of which lead to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties.

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

         In February 2003, we commenced drilling of the first of four planned well locations on the Couba properties. Drilling of the third well on the property commenced in April, 2003 and on the fourth well in May 2003. The third and fourth wells were completed in June, 2003. At June 30, 2003, cumulative production from all four (2.06 net ) wells was approximately 950 (315 net) barrels per day.

         Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have no current borrowing capacity with any lender. We had a loss of $3.5 million during the six months ended June 30, 2003 and had a working capital deficiency of $7.5 million, and a shareholder deficit of $3.4 million as of that date. We have sustained substantial losses during the years ended December 31, 2002 and 2001, totaling approximately $8.7 million and $1.0 million, respectively, a shareholders' deficit of $1.4 million at December 31, 2002, a working capital deficiency of approximately $6.0 million including current amounts due under borrowings of approximately $4.5 million, and negative cash flow from operations in each of 2002 and 2001, all of which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves.

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

A COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

         We incurred a net loss of $3,484,999 in the six months ended June 30, 2003 compared to a net loss of $609,076 for the same period in 2002. During the six months ended June 30, 2003, our revenues were comprised of oil and gas sales and operations income totaling $723,295. We had interest and other income in 2003 of $1,408 compared with interest and other income of $166,593 in 2002. We had no oil and gas sales in the six months ended June 30, 2002. Other income in 2002 of $166,593 principally represents the recovery of accounts receivable written off in prior periods.

         Our total expenses were $3,204,242 for the six months ended June 30, 2003 as compared to $778,500 for the six months ended June 30, 2002. Our general and administrative expenses in 2003 were $864,650 compared to $731,920 in 2002. Lease operating expenses of $316,356, production taxes of $27,883 and depletion, depreciation and amortization of $507,643 in 2003 increased from $34,181, $0, and $8,905, respectively in 2002 reflecting the increase in operating activity.

          In 2003, we had a gain on the sale of marketable securities of $172,788 and a foreign exchange loss of $1,339,521. In 2002, we had a gain on the sale of marketable securities of $284,018 and a foreign exchange loss of $281,224.

         We also had a charge for the cumulative effect of an accounting change resulting from the application of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of $1,005,460. We had no comparable charge in 2002.

LIQUIDITY AND CAPITAL RESOURCES

A COMPARISON OF CASH FLOW FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30,
2002

         Our net cash provided by operations was $1,015,768 for the six months ended June 30, 2003 as compared to net cash provided by operations of $764,959 for 2002. Cash provided by operating activities was impacted in 2003 by a gain of $172,788 on the sale of marketable securities and a foreign currency exchange loss of $1,339,521, which did not affect our cash position. Depletion, depreciation and amortization was $507,643 in 2003, resulting from commenced oil and gas operations, compared to $8,905 in 2002. Accounts receivable, accounts payable and accrued liabilities increased significantly in 2003 over 2002 because of the expanded scope of our activities. We also incurred a non cash impairment of our oil and gas properties in the amount of $152,064, resulting from ceiling test write-down, in 2003 and no comparable amount in 2002.

         We used $2,081,124 of net cash in investing activities during the six months ended June 30, 2003 compared to net cash used of $1,715,385 in 2002. The 2003 cash used in investing activities includes $2,735,910 for the purchase and development of oil and gas properties compared to $3,823,766 in 2002. Proceeds from the sale of marketable securities, net of cash expended on purchases of marketable securities, were $208,051 in 2003 compared to approximately $2,276,000 in 2002.

         Our net cash provided by financing activities for the six months ended June 30, 2003 was $1,039,760 compared to $11,719 provided in 2002. Current six month activity was the result of new financing from Quest Investment Corporation and TransAtlantic Petroleum (USA) Corp. and repayments to a private investor and Bank One.

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

HOW WE HAVE FINANCED OUR ACTIVITIES

         On August 2, 2002, we borrowed $500,000 from a private investor. The borrowing had a stated interest rate of 12% (effective rate of 22.0%) and was due on December 6, 2002 , or out of the proceeds of a financing or sale or change of control of the company if occurring earlier. It was secured by a pledge of the shares of First Calgary Petroleum Ltd. that we owned. On February 14, 2003, we issued to the lender 166,700 shares of our common stock as additional consideration for making the loan. The loan was repaid on March 12, 2003 out of the proceeds of our sale of the remaining shares of First Calgary Petroleum Ltd. that we owned.

         On March 12, 2003, we entered into a funding arrangement with TransAtlantic Petroleum (USA) Corp., whereby TransAtlantic agreed to advance to us up to $2.0 million, of which up to $1.8 million was to be used to fund our share of the drilling and completion costs for the four initial wells we drilled in St. Charles Parish, Louisiana. In exchange, TransAtlantic received a $2.0 million production payment payable out of 75% of the net revenues from the initial four wells and, upon payment of the $2.0 million, it is to receive a 10% working interest in those four wells and a 10% working interest in our Bayou Couba lease and our lease with the State of Louisiana. Further, TransAtlantic was granted the right to acquire a 10% participation in any additional interests we acquire in the 23.138 square mile Bayou Couba salt dome development area, including any interests acquired through our area of mutual interest joint development agreement with ExxonMobil Corp. Our obligations to TransAtlantic are collateralized by a lien against our interest in our four initial wells and their hydrocarbon production. At June 30, 2003, we had drawn a total of $2,000,000, including $1,800,000 used to fund our share of the drilling and completion costs. Imputed interest on the $2,000,000 drawn amounted to $461,544, which was recorded as a discount on the production payment liability, with a corresponding reduction in the value of proved and unproved oil and natural gas properties, representing the sale, upon payout of the production payment, of the 10% working interest in our four initial wells and in the Bayou Couba and State of Louisiana leases. The discount is accreted to interest expense, using the units of production method. As of June 30, 2003, the outstanding balance of the production payment was $1,451,745, of which $160,898 attributable to produced volumes is included in accounts payable and accrued liabilities. At June 30, 2003, all available funds had been advanced for development of our four initial wells. Brian Bayley, a Director of our company, is also a Director of TransAtlantic.

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

         At June 30, 2003 and December 31, 2002, we had undeveloped leaseholds of approximately $ 3.2 million and $2.7 million, respectively, that would be classified on our condensed consolidated balance sheets as "intangible undeveloped leasehold" and developed leaseholds of an estimated net book value of $1.6 million and $830,000 at June 30, 2003 and December 31, 2002, respectively, that would be classified as "intangible developed leaseholds" if we applied the interpretation currently being discussed.

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

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(3)

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

(b) Reports on Form 8-K

      We filed the following Current Reports on Form 8-K in response to the Items named:

          Report Date            Item
          -----------            ----
          April 30, 2003         Item 7.  Financial Statements and Exhibit
                                 (Press Release dated April 30, 2003)

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

                                     AMERICAN NATURAL ENERGY CORPORATION
                                     -----------------------------------
                                                 (Registrant)


Date:  September 2,  2003         /S/ Michael K. Paulk
                                      ------------------------------------------
                                      Michael K. Paulk
                                      President and Chief Executive  Officer

                                  /S/ Steven P. Ensz
                                      ------------------------------------------
                                      Steven P. Ensz
                                      Principal Financial and Accounting Officer