Form 10QSB
period 2003-09-30
AMERICAN NATURAL ENERGY CORP
filed 2003-11-17
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

       (Mark One)

             _X_ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003; or
             ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

                         Commission File Number 0-18596

                       AMERICAN NATURAL ENERGY CORPORATION
       -------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             OKLAHOMA                                       73-1605215
       -------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S employer
        incorporation of organization)                   identification no.)


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

                            Yes |_|      No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of November 12, 2003, 26,054,546 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       AMERICAN NATURAL ENERGY CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                      Page
                                                                                      ----
Item 1.     Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets - September 30, 2003
            and December 31, 2002                                                     3

            Condensed Consolidated Statements of Operations -
            Three Months and Nine Months Ended September 30, 2003 and
            September 30, 2002                                                        4

            Condensed Consolidated Statements of Cash Flows -
            Three Months and Nine Months Ended September 30, 2003 and
            September 30, 2002                                                        5

            Notes to Condensed Consolidated Financial Statements                      7

Item 2.     Management's Discussion and Analysis or Plan of                           16
            Operations

Item 3.     Controls and Procedures                                                   23

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                         23

Item 2.     Changes In Securities                                                     23

Item 5.     Other Information                                                         24

Item 6.     Exhibits and Reports on Form 8-K                                          31


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                        SEPTEMBER 30, 2003       DECEMBER 31, 2002
                                                                                                $                       $
                                                                                        ------------------       ------------------
                                       ASSETS
Current assets:
     Cash and cash equivalents                                                                 55,743                     86,295
     Accounts receivable - net                                                                539,818                    357,127
     Prepaid expenses                                                                         106,021                     28,291
     Marketable securities                                                                         --                    192,947
     Oil inventory                                                                             15,140                     53,228
                                                                                          -----------                -----------
           Total current assets                                                               716,722                    717,888
Proved oil and natural gas properties, net of accumulated depletion,
  depreciation, amortization and impairment of $7,650,183 and $6,960,678                    2,658,047                  1,089,200
Unproved oil and natural gas properties                                                     3,283,274                  2,710,994

Equipment and other fixed assets, net of accumulated depreciation of
  $171,684 and $76,706                                                                        662,503                    742,672
Deferred expenses                                                                              11,035                         --
                                                                                          -----------                -----------
           Total assets                                                                     7,331,581                  5,260,754
                                                                                          ===========                ===========
                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued liabilities                                               4,229,357                  1,894,267
     Accrued interest                                                                          82,004                    314,275
     Notes payable                                                                                 --                    500,000
     Current portion of long-term debt                                                             --                  3,961,887
                                                                                          -----------                -----------
           Total current liabilities                                                        4,311,361                  6,670,429
Long-term debt (Note 6)                                                                     4,412,440                         --
Production payments  (Note 7)                                                               1,076,268                         --
Asset retirement obligation  (Note 5)                                                       1,398,283                         --
                                                                                          -----------                -----------
                                                                                            6,886,991                         --
                                                                                          -----------                -----------
           Total liabilities                                                               11,198,352                  6,670,429
                                                                                          -----------                -----------
Stockholders' deficit:
     Common stock
        Authorized - 100,000,000 shares with par value of $0.01
           Issued  - 26,054,546 (2002 - 25,199,846)                                           260,545                    251,998
     Additional paid-in capital                                                             7,758,331                  7,427,503
     Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-
       Reorganization stated capital was reduced by an accumulated deficit of
       $(2,015,495)                                                                      (12,659,344)                (8,730,517)
     Accumulated other comprehensive income (loss)                                            773,697                  (358,659)
                                                                                          -----------                -----------
           Total stockholders' (deficit)                                                  (3,866,771)                (1,409,675)
                                                                                          -----------                -----------
           Total liabilities and stockholders' (deficit)                                   7,331,581                  5,260,754
                                                                                          ===========                ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the three-month and nine-month periods ended September 30, 2003 and September 30, 2002

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                        --------------------------    --------------------------
                                            2003           2002          2003            2002
                                             $              $              $              $
                                        -----------    -----------    -----------    -----------
 Revenues:
  Oil and gas sales                         620,895        230,760      1,334,839        233,591
  Operations income                           7,586             --         16,937             --
  Interest and other income                      --            680          1,408        167,273
                                        -----------    -----------    -----------    -----------
                                            628,481        231,440      1,353,184        400,864
                                        -----------    -----------    -----------    -----------
Expenses:
Lease operating expense                      66,445        161,497        382,801        195,678
Production taxes                             27,336          6,184         55,219          6,184
Depletion, depreciation and
  amortization                              265,986        121,916        773,629        130,821
General and administrative                  633,535        361,857      1,498,185      1,093,777
Foreign exchange (gain) loss                (45,126)      (339,726)     1,294,395        (58,502)
Interest                                    124,133         11,566        293,046         14,574
Impairment of oil and gas properties             --        281,449        152,064        281,449
Gain on sale of marketable securities            --             --       (172,788)      (284,018)
Loss on sale of fixed assets                     --             --             --          3,280
                                        -----------    -----------    -----------    -----------
     Total expenses                       1,072,309        604,743      4,276,551      1,383,243
                                        -----------    -----------    -----------    -----------
Loss before cumulative effect of
  accounting change                        (443,828)      (373,303)    (2,923,367)      (982,379)
                                        -----------    -----------    -----------    -----------
Cumulative effect of accounting
  change (Note 5)                                --             --     (1,005,460)            --
                                        -----------    -----------    -----------    -----------
Net loss                                   (443,828)      (373,303)    (3,928,827)      (982,379)
                                        -----------    -----------    -----------    -----------
Other comprehensive income (loss):
Unrealized gain (loss) on marketable
  securities                                     --        (51,771)        13,870       (313,092)
Foreign exchange translation                (45,101)      (341,323)     1,291,274        (98,833)
Reclassification adjustment for gain
  on sale of  marketable securities
  included in net income                         --             --       (172,788)      (212,933)
                                        -----------    -----------    -----------    -----------
Other comprehensive income (loss)           (45,101)      (393,094)     1,132,356       (624,858)
                                        -----------    -----------    -----------    -----------
Comprehensive loss                         (488,929)      (766,397)    (2,796,471)    (1,607,237)
                                        -----------    -----------    -----------    -----------
Basic and diluted loss per share
  before cumulative effect of
  accounting change                           (0.02)         (0.01)         (0.11)         (0.04)
                                        -----------    -----------    -----------    -----------
Cumulative effect of accounting
  change                                         --             --          (0.04)            --
                                        -----------    -----------    -----------    -----------
Net loss per share                            (0.02)         (0.01)         (0.15)         (0.04)
                                        -----------    -----------    -----------    -----------
Weighted average number of shares
  outstanding - basic and diluted        26,054,546     25,199,846     25,690,007     25,192,097
                                        -----------    -----------    -----------    -----------




         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three-month and nine-month periods ended September 30, 2003 and September 30, 2002

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,                SEPTEMBER 30,
                                           ------------------------    ------------------------
                                              2003          2002          2003          2002
                                               $             $             $             $
                                           ----------    ----------    ----------    ----------
Cash flows from operating activities:
Income (loss) for the period                 (443,828)     (373,303)   (3,928,827)     (982,379)
Non cash items:
Depreciation, depletion and amortization      265,986       121,916       773,629       130,821
Foreign exchange (gain) loss                  (45,126)     (339,726)    1,294,395       (58,502)
Gain on sale of marketable securities              --            --      (172,788)     (284,018)
Loss on sale of fixed asset                        --            --            --         3,280
Impairment of oil and gas properties               --       281,449       152,064       281,449
Cumulative effect of accounting change             --            --     1,005,460            --
Non cash compensation expense                      --            --        39,375        23,625
Changes in assets and
  liabilities:
Accounts receivables                          664,944      (167,471)     (182,691)       37,596
Oil inventory                                   6,749            --         5,012            --
Prepaid expenses and other assets              24,937        20,126        71,981       (12,159)
Accounts payable, accrued liabilities
  and interest                               (133,056)      495,412     2,298,764     1,663,649
                                           ----------    ----------    ----------    ----------
Net cash provided by  (used in)
  operating activities                        340,606        38,403     1,356,374       803,362
                                           ----------    ----------    ----------    ----------
Cash flows from investing activities:
Proceeds from sale of marketable
  securities                                       --            --       208,051     2,439,905
Proceeds from the sale of oil and gas
  properties                                       --            --       461,544            --
Purchase of marketable securities                  --            --            --      (163,600)
Purchase and development of oil and gas
  properties                                  (38,635)     (580,411)   (2,774,545)   (3,693,298)
Purchase of fixed assets                           --       (44,015)      (14,809)     (922,818)
                                           ----------    ----------    ----------    ----------
Net cash provided by  (used in)
  investing activities                        (38,635)     (624,426)   (2,119,759)   (2,339,811)
                                           ----------    ----------    ----------    ----------
Cash flows from financing activities:
Issuance of notes payable                          --       500,000     2,500,000       500,000
Payments of notes payable                    (141,674)           --    (2,973,918)           --
Production payment loan                            --            --     1,538,456            --
Production payments                          (160,898)           --      (327,350)           --
Issuance of capital stock                          --            --            --        11,719
                                           ----------    ----------    ----------    ----------
Cash provided by financing activities        (302,572)      500,000       737,188       511,719
Effect of exchange rate changes on cash            25         2,931        (4,355)      (44,672)
                                           ----------    ----------    ----------    ----------
Increase (decrease) in cash and cash
  equivalents                                    (576)      (83,092)      (30,552)   (1,069,402)
Cash beginning of period                       56,319       130,985        86,295     1,117,295
                                           ----------    ----------    ----------    ----------
Cash end of period                             55,743        47,893        55,743        47,893
                                           ----------    ----------    ----------    ----------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED) For the three-month and nine-month periods ended September 30, 2003 and September 30, 2002

                                              THREE MONTHS ENDED      NINE MONTH ENDED
                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                             -------------------     -------------------
                                               2003        2002        2003       2002
                                                $           $           $           $
                                             -------     -------     -------     -------
Supplemental disclosures:
Interest paid                                101,961      11,566     243,357      14,574
Non cash operating  activities
Capitalized interest included in
  unproved properties                         60,653      70,090     232,942     204,567
Non cash financing activities
Common shares issued in conjunction with
  issuance of notes payable                       --          --     300,000          --
Accounts payable refinanced as notes
  payable                                         --          --     203,823          --
Prepaid expenses financed                         --          --     160,746          --
Accrued interest refinanced upon
  modification of debt                            --          --     331,728          --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003 and 2002
-------------------------------------------------------------------------------

1     SIGNIFICANT ACCOUNTING POLICIES

      The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the "Company") as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 2003 and 2002 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

      In the opinion of management, all adjustments considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month and nine-month periods ended September 30, 2003 are not indicative of the results that may be expected for the full year ending December 31, 2003.

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

                                          Three Months Ended,            Nine Months Ended,
                                             September 30                   September 30
                                        2003             2002           2003            2002
                                         $                $              $                $
                                     ----------      ----------      ----------      ----------
Net loss as reported                   (443,828)       (373,303)     (3,928,827)       (982,379)
Pro forma compensation expense,
      net of tax                        (17,173)        (64,252)        (51,519)       (192,755)
                                     ----------      ----------      ----------      ----------
Pro forma net loss                     (461,001)       (437,555)     (3,980,346)     (1,175,134)
                                     ----------      ----------      ----------      ----------
Basic and diluted loss per share
As reported                               (0.02)          (0.01)          (0.15)          (0.04)
Compensation expense, net of tax             --              --              --           (0.01)
                                     ----------      ----------      ----------      ----------

Pro forma                                 (0.02)          (0.01)          (0.15)          (0.05)
                                     ----------      ----------      ----------      ----------


AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003 and 2002
-------------------------------------------------------------------------------

      For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which is two years. Because our stock options vest over two years and additional awards may be made each year, the above pro forma disclosures may not be representative of the effects on pro forma net income for future periods.

      The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" (EITF 96-18). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

      The numerators and denominators used in calculating basic and diluted earnings per share were as follows:

                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                      September 30,
                                                2003 (1)         2002 (1)         2003 (2)         2002 (2)
                                                   $                $                $                 $
                                               ----------       ----------       ----------       ----------
    Numerator - net income (loss)
      before cumulative effect of
      accounting change
                Basic and diluted                (443,828)        (373,303)      (2,923,367)        (982,379)
       Cumulative effect of accounting
      change                                           --               --       (1,005,460)              --
                                               ----------       ----------       ----------       ----------
    Net income (loss) - basic and
      diluted                                    (443,828)        (373,303)      (3,928,827)        (982,379)
                                               ==========       ==========       ==========       ==========
           Denominator - weighted average
           number of shares outstanding
                Basic and diluted              26,054,546       25,199,846       25,690,007       25,192,097


AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003 and 2002
-------------------------------------------------------------------------------

     -------------------
           (1) The denominator excludes the effect of 1,550,000 and 1,750,000 outstanding potentially dilutive options and warrants, in 2003 and 2002 respectively, at a weighted average price of $0.33 per share due to the net loss.

           (2) The denominator excludes the effect of 1,550,000 and 1,950,000 outstanding potentially dilutive options and warrants, in 2003 and 2002 respectively, at a weighted average price of $0.33 per share due to the net loss.

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

4     RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and Statement of Financial Accounting Standards, No. 142, Goodwill and Intangible Assets (FAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation being considered relative to these standards is that oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the disclosures required by FAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, we have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after FAS 141 and 142 became effective.

      As applied to companies like us that have adopted full cost accounting for oil and gas activities, we understand that this interpretation of FAS 141 and 142, as described above, would only affect our balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and our unproved oil and gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003 and 2002
-------------------------------------------------------------------------------

      arrangements representing the right to extract such reserves would continue to be amortized in accordance with full cost accounting rules.

      At September 30, 2003 and December 31, 2002, we had undeveloped leaseholds of approximately $3.3 million and $2.7 million, respectively, that would be classified on our balance sheet as "intangible undeveloped leasehold" and developed leaseholds of an estimated net book value of $1.6 million and $830,000 at September 30, 2003 and December 31, 2002, respectively, that would be classified as "intangible developed leaseholds", if we applied the interpretation currently being considered.

      We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Adoption of this standard did not have any impact on our financial position or results of operations.

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (FAS 149). FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This pronouncement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. The Company currently has no derivatives or hedging activities, therefore, the implementation of FAS 149 did not have any effect on our financial opposition, results of operations, or cash flows.

      In May 2003, the FASB issued Statement on Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Certain provisions of SFAS 150 are effective for us starting in the quarter ended September 30, 2003. The application of SFAS 150 did not have any effect on our financial position, results of operations or cash flow.

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003 and 2002
-------------------------------------------------------------------------------


      an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of the asset at its discounted fair value. The liability is then accreted each period until the liability is settled or the asset is sold, at which time the liability is reversed and any gain or loss resulting from the settlement of the obligation is recorded.

      We identified and estimated all of our asset retirement obligations for tangible, long-lived assets as of January 1, 2003. These obligations were for plugging and abandonment costs for depleted oil and gas wells. Prior to the adoption of SFAS 143, we included an estimate of our asset retirement obligations related to our oil and gas properties in our calculation of oil and gas depreciation, depletion and amortization expense. Upon adoption of SFAS 143, we recorded the discounted fair value of our expected future obligations of $1.4 million and recorded an increase in unproved properties of $0.4 million. The cumulative effect of the change in accounting principles was a $1.0 million loss which was recorded in the condensed consolidated statement of operations for the quarter ended March 31, 2003. Had SFAS 143 been adopted as of January 1, 2002, the Company's net loss for the nine-month and three-month periods ended September 30, 2002 would have increased by approximately $88,000 and $18,000 and there would have been no effect on the reported earnings per share. The effect of SFAS 143 for the nine-month and three month periods ended September 30, 2003 was an increase in the net loss before cumulative effect of accounting change of approximately $108,000 and $36,000, respectively.

      The components of the change in our asset retirement obligations are shown below. Information for the quarters ended March 31, 2002, June 30, and September 30, 2002 is shown on a pro forma basis.

                                     For the Quarters Ended
                                      2003           2002
                                       $               $
                                  ----------      ----------
Asset retirement obligations,
  January 1                        1,435,460       1,292,538
Additions and revisions                9,385              --
Settlements and disposals           (157,082)             --
Accretion expense                     36,732          34,337
                                  ----------      ----------

Asset retirement obligations,
  March 31                         1,324,495       1,326,875
Additions and revisions                2,386              --
Settlements and disposals                 --              --
Accretion expense                     35,119          35,249
                                  ----------      ----------

Asset retirement obligations,
  June 30                          1,362,000       1,362,124
Additions and revisions                   --              --
Settlements and disposals                 --              --
Accretion expense                     36,283          36,187
                                  ----------      ----------
Asset retirement obligations,
  September 30                     1,398,283       1,398,311
                                  ----------      ----------

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003 and 2002
-------------------------------------------------------------------------------

6     NOTES PAYABLE

      In March 2003 the Company borrowed $2,500,000 from Quest Capital Corporation, as successor to Quest Investment Corporation (collectively "Quest") in the form of a note payable due October 31, 2003. Interest is payable monthly at an annual rate of 12% (effective rate 22.0%). The note is collateralized by a mortgage on all oil and gas properties of the Company. The Company also issued 688,000 shares of its stock to Quest as additional consideration. A director of the Company is also a director of Quest. Concurrent with the sale of Convertible Secured Debentures on October 21, 2003 the Company paid the Quest note in full and the Company received a release of collateral held by Quest (See Note 8).

      On March 12, 2003 the Company also entered into a refinancing transaction with Bank One whereby Bank One was paid $2,250,000 and the Company received a partial release of collateral held by Bank One resulting from the ANEC/Couba Reorganization Plan. Additionally, the Company entered into a note payable with Bank One for the remaining balances due pursuant to the Plan in the amount of $1,715,134. The note is due December 31, 2003 and bears interest at the Bank One prime rate plus 2%, currently 6.25%, payable quarterly. The note is collateralized by oil and gas assets of the Company and is subordinated to the Quest financing and net profits production payments owed to TransAtlantic Petroleum (USA) Corp (See Note
      7). Concurrent with the sale of Convertible Secured Debentures on October 21, 2003 the Company paid the Bank One note in full and the Company received a release of collateral held by Bank One (See Note 8).

      The outstanding balance of the notes payable due to Quest and Bank One in the amount of $4.4 million, at September 30, 2003, refinanced in October 2003, with the proceeds of the Convertible Debentures, are classified as long-term debt in the condensed consolidated balance sheet as of September 30, 2003.

7     PRODUCTION PAYMENT FINANCING

      On March 12, 2003, we entered into a funding arrangement with TransAtlantic Petroleum (USA) Corp. ("TransAtlantic") whereby TransAtlantic agreed to advance to us up to $2.0 million, of which up to $1.8 million is to be used to fund our share of the drilling and completion costs for the four initial wells we drill in St. Charles Parish, Louisiana ("Subject Wells"). In exchange, TransAtlantic received a production payment payable out of 75% of the net revenues from the Subject Wells, and, upon repayment, a 10% working interest in such wells. In addition, TransAtlantic received a 10% interest in our Bayou Couba lease and our lease with the State of Louisiana ("Subject Leases"). Further, TransAtlantic has the right to acquire a 10% participation in any additional interests we acquire in the 23.138 square mile Bayou Couba salt dome development area, including any interests acquired through our area of mutual interest joint development agreement with ExxonMobil Corp. Our obligations to TransAtlantic are collateralized by a lien against our interest in the Subject Wells and their hydrocarbon production. At September 30, 2003 we had drawn a total of $2,000,000, including the $200,000 not specifically identified with the drilling of the Subject Wells. Imputed interest on the $2,000,000 amounted to $461,544, which was recorded as a discount on the production payment liability, with a corresponding reduction in the value of proved and unproved oil and natural gas properties, representing the sale of the 10% working interest in the Subject Leases and Subject Wells. The discount is accreted to interest expense, using the units of production method. As of

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003 and 2002
-------------------------------------------------------------------------------

      September 30, 2003 the outstanding balance of the production payment loan was $1,369,986, of which $293,718 attributable to produced volumes is included in accounts payable and accrued liabilities. Concurrent with the sale of Convertible Secured Debentures on October 21, 2003 the Company paid the TransAtlantic production payment loan in full and the Company received a release of collateral held by TransAtlantic (See Note 8).

      A current director and a former director of the Company are current directors of TransAtlantic. Therefore, this transaction represents a related party transaction. Concurrent with the sale of Convertible Secured Debentures on October 21, 2003 the chairman of TransAtlantic was appointed to the board of directors of the Company (See Note 8).

8     SUBSEQUENT EVENT

      On October 21, 2003 and October 31, 2003 the Company completed financing transactions of US$11.695 million and US$305,000, respectively, by issuing Convertible Secured Debentures (the "Debentures"). The Debentures are repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. The outstanding principal of the Debentures is convertible into common shares of the Company at any time prior to maturity at a conversion price of US$0.45 per share, subject to antidilution adjustment, and the Debentures are redeemable by the Company at any time after October 1, 2004 if the weighted price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 1662/3% of the conversion price. A finder's fee in the amount of US$360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing. The Company used approximately US$5.9 million of the proceeds of the financing for the repayment of the secured debt held by Quest Capital Corporation, Bank One and TransAtlantic Petroleum (USA) Corp. and approximately US$2.1 million of the proceeds for the payment of accounts payable and intends to use the balance primarily for exploration and development of its Bayou Couba oil and gas leases within its ExxonMobil Joint Development Project in St. Charles Parish, Louisiana. The Debentures are collateralized by substantially all of ANEC's assets.

      The Debentures and any common shares issued upon conversion of the Debentures will be subject to a statutory hold period of four months under applicable Canadian securities legislation and stock exchange policies. The offer and sale of the Debentures was not registered under the US Securities Act of 1933, as amended (the "Act"), and the Debentures and the shares issuable on conversion may not be offered and sold free of any restrictions on resale under the Act absent registration under that Act or an applicable exemption from the registration requirements.

      Concurrent with the financing, two additional directors were elected to the board of directors of the Company. One of the newly elected directors is the chairman of TransAtlantic.

9     LIQUIDITY AND CAPITAL RESOURCES

      The Company has sustained substantial losses in the first three quarters of 2003 and for the year 2002, totaling approximately $3.9

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003 and 2002
-------------------------------------------------------------------------------

      million and $8.6 million, has a stockholders' deficit of $3.9 million and $1.4 million at September 30, 2003 and December 31, 2002, a working capital deficiency of approximately $3.6 million all of which lead to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties.

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

      The net proceeds of the Convertible Secured Debenture issuance, after the payment of various debt and payables obligations, are being used to fund the Company's exploration program on its ExxonMobil joint development area. To the extent additional funds are required to fully exploit and develop this area, it is management's plan to raise additional capital through the sale of its common stock, however, it currently has no firm commitment from any potential investors.

10    COMMITMENTS AND CONTINGENCIES

      As part of the purchase price of the assets acquired from Couba Operating Company pursuant to Second Amended Plan of Reorganization effective December 31, 2001, the Company agreed that the holders of unsecured claims aggregating approximately $4.9 million would receive payment of 100% of their allowed claim out of a net profits interest and overriding royalty in the production from existing wells on the Bayou Couba lease (as described below) and new wells drilled on an area of mutual interest covering an approximately 23.5 square mile area outside the area covered by the Bayou Couba lease. The net profits interest and overriding royalty provide that such creditors will be allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou Couba lease acreage, 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou Couba lease acreage and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on the area of mutual interest. The net profits interest and overriding royalty interest terminate upon repayment of the unsecured claims. As new wells are drilled the overriding royalty interest and net profits interest will reduce future revenues of the Company.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2003 and 2002
-------------------------------------------------------------------------------

      Additionally, the Company agreed that, after repayment to it of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba lease and the area of mutual interest, the former holders of equity securities of Couba will be entitled to a reversionary interest in the wells in the Bayou Couba lease equal to 25% of the working interest obtained by the Company directly from Couba at the time of confirmation and as a result of the plan of reorganization of Couba.

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

         Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We had a net loss of $3.9 million during the nine months ended September 30, 2003 and had a working capital deficiency of $3.6 million, and a shareholder deficit of $3.9 million as of that date. We have sustained substantial losses during the years ended December 31, 2002 and 2001, , and had negative cash flow from operations in each of 2002 and 2001, all of which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debts and equity financings and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves. See the discussion under the caption "How we financed our activities"

         The independent accountants' report on our financial statements as of and for the year ended December 31, 2002 includes an explanatory paragraph which states that we have sustained substantial losses, a shareholders' deficit, a working capital deficiency and negative cash flow from operations in each of 2002 and 2001 that raise substantial doubt about our ability to continue as a going concern.

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

A COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

         We incurred a net loss of $3.9 million in the nine months ended September 30, 2003 compared to a net loss of $982,000 for the same period in 2002. During the nine months ended September 30, 2003, our revenues were comprised of oil and gas sales and operations income totaling $1.4 million compared with oil and gas sales of $234,000 in 2002. We had interest and other income in 2003 of $1,000 compared with interest and other income of $167,000 in 2002. Other income in 2002 of $167,000 principally represents the recovery of accounts receivable written off in prior periods.

         Our total expenses were $4.3 million for the nine months ended September 30, 2003 as compared to $1.4 million for the nine months ended September 30, 2002. Our general and administrative expenses in 2003 were $1.5 million compared to $1.1 million in 2002. Interest expense in 2003 of $293,000 compared to $15,000 in 2002 and reflects increased debt outstanding during 2003. Lease operating expenses of $383,000, production taxes of $55,000 and depletion, depreciation and amortization of $774,000 in 2003 increased from $196,000, $6,000, and $131,000, respectively in 2002 reflecting the increase in operating activity. We incurred an impairment charge reflecting a write-down of the carrying value of our oil and gas properties of $152,000 in 2003 compared to an impairment charge of $281,000 in 2002.

         In 2003, we had a gain on the sale of marketable securities of $173,000 and a foreign exchange loss of $1.3 million. In 2002, we had a gain on the sale of marketable securities of $284,000 and a foreign exchange gain of $59,000.

         We also had a charge for the cumulative effect of an accounting change resulting from the application of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of
$1.0 million. We had no comparable charge in 2002.

LIQUIDITY AND CAPITAL RESOURCES

A COMPARISON OF CASH FLOW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

         Our net cash provided by operations was $1.4 million for the nine months ended September 30, 2003 as compared to net cash provided by operations of $803,000 for 2002. Cash provided by operating activities was impacted in 2003 by a gain of $173,000 on the sale of marketable securities and a foreign currency exchange loss of $1.3 million, which did not affect our cash position. Depletion, depreciation and amortization was $774,000 in 2003, resulting from commenced oil and gas operations, compared to $131,000 in 2002. Accounts receivable, accounts payable, accrued liabilities and interest increased significantly in 2003 over 2002 because of the expanded scope of our activities. We also incurred a non cash impairment of our oil and gas properties in the amount of $152,000, resulting from ceiling test write-down, in 2003 compared to $281,000 in 2002. During the nine months ended September 30, 2003 we had a charge for the cumulative effect of an accounting change resulting from the application of

Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of $1.0 million. We had no comparable charge in 2002.

         We used $2.1 million of net cash in investing activities during the nine months ended September 30, 2003 compared to net cash used of $2.3 million in 2002. The 2003 cash used in investing activities includes $2.8 million for the purchase and development of oil and gas properties and $15,000 for the purchase of fixed assets compared to $3.6 million and $923,000, respectively, in 2002. Proceeds from the sale of marketable securities, net of cash expended in 2002 on purchases of marketable securities, were $208,000 in 2003 compared to approximately $2.3 million in 2002. Proceeds from the sale of oil and gas properties amounted to $462,000 in 2003. We had no property sales in 2002.

         Our net cash provided by financing activities for the nine months ended September 30, 2003 was $737,000 compared to $512,000 provided in 2002. Current nine month activity was the result of new financing from Quest Investment Corporation and TransAtlantic Petroleum (USA) Corp. and repayments to a private investor and Bank One.

         Additional information regarding liquidity and capital resources is included under the caption "Future Capital Requirements and Resources."

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

HOW WE HAVE FINANCED OUR ACTIVITIES

         Our activities since 2002 have been financed primarily from private sales of debt and equity securities. Most recently, in October 2003, we completed the private sale of $12.0 million principal amount of 8% Convertible Secured Debentures (the "Debentures") due September 30, 2005. The Debentures bear interest payable quarterly commencing December 31, 2003 at 8% per annum. The outstanding principal of the Debentures is convertible into shares of our Common Stock at any time prior to maturity at a conversion price of $0.45 per share, subject to anti-dilution adjustment, and the Debentures are redeemable by us at any time after October 1, 2004 if the average weighted price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166-2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. A finder's fee in the amount of $360,000 was paid in connection with the financing. We used approximately $5.9 million of the proceeds of the financing for the repayment of secured debt, approximately $2.1 million for the payment of accounts payable and intend to use the balance primarily for exploration and development of our Bayou Couba oil and gas leases within its ExxonMobil Joint Development Project in St. Charles Parish, Louisiana. The secured indebtedness repaid included $2.5 million to Quest Investment Corporation, which bore interest at 12% per annum, was due October 31, 2003, and was collateralized by a first lien on substantially all our assets, and approximately $1.7 million owing to Bank One Michigan, NA, which bore interest at the bank's prime rate plus 2%, was due December 31, 2003 and was collateralized by a junior lien on substantially all our assets. In addition, we paid out of the proceeds a $1.7 million production payment owing to TransAtlantic Petroleum (USA) Corp. TransAtlantic retained its 10% participation right in our AMI with ExxonMobil Corp. described above which was granted as partial consideration for the $2.0 million financing entered into in March 2003.

         In connection with the financing, John Fleming, Chairman and Director of TransAtlantic, and Jules Poscente, Chairman and Director of Eurogas Corp, both of Calgary, Alberta, were elected to our Board of Directors.

         Purchasers of the Debentures included TransAtlantic Petroleum (USA) Corp., $3.0 million principal amount, Quest Capital Corp., $500,000 principal amount, and Mr. Jules Poscente, $300,000 principal amount. Mr. John Fleming, who was elected a Director of our company at the closing of the sale of the Debentures, is the Chairman of TransAtlantic. Mr. Brian Bayley, who has been a Director of our company since June 2001, is also President and Chief Executive Officer of Quest Capital Corp. and a Director of TransAtlantic. In addition, a corporation of which Mr. Fleming is the sole shareholder, purchased $500,000 principal amount of Debentures. Mr. Poscente was elected a Director of our company at the closing. Out of the proceeds of the sale of the Debentures, TransAtlantic was paid $1.7 million in payment in full of a production payment owing to it and Quest Capital Corp. was paid $2.5 million in repayment of a loan.

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

         We currently expect that available cash and, the proceeds of the sale of the Debentures issued in October 2003, will be sufficient to fund planned capital expenditures for our ExxonMobil joint development area through 2003. To the extent additional funds are required to fully exploit and develop this area, it is management's plan to raise additional capital through the sale of its common stock, however, it currently has no firm commitment from any potential investors and such additional capital may not be available to us in the future.

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

ACCOUNTING MATTERS

         Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141) and Statement of Financial Accounting Standards, No. 142, Goodwill and Intangible Assets (FAS 142) were issued by the Financial Accounting Standards Board (FASB) in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, FAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. FAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under FAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. One interpretation being considered relative to these standards is that these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds should be classified separately from oil and gas properties, as intangible assets on our balance sheets. In addition, the disclosures required by FAS 141 and 142 relative to intangibles would be included in the notes to financial statements. Historically, we have included these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves as part of the oil and gas properties, even after FAS 141 and 142 became effective.

         As applied to companies like us that have adopted full cost accounting for oil and gas activities, we understand that this interpretation of FAS 141 and 142, as described above, would only affect our balance sheet classification of proved oil and gas leaseholds acquired after June 30, 2001 and our unproved oil and gas leaseholds. Our results of operations and cash flows would not be affected, since these oil and gas mineral rights held under lease and other contractual arrangements representing the right to extract such reserves would continue to be amortized in accordance with full cost accounting rules.

         At September 30, 2003 and December 31, 2002, we had undeveloped leaseholds of approximately $3.3 million and $2.7 million, respectively, that would be classified on our condensed consolidated balance sheets as "intangible undeveloped leasehold" and developed leaseholds of an estimated net book value of $1.6 million and $830,000 at September 30, 2003 and December 31, 2002, respectively, that would be classified as "intangible developed leaseholds" if we applied the interpretation currently being considered.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 7, 2003, we were served with a Summons and Complaint in litigation instituted against us by Wiser Oil Company in the United States District Court for the Eastern District of Louisiana. In the litigation, Wiser is seeking declaratory and injunctive relief and specific performance with respect to matters arising under a Leasehold Acquisition and Development Agreement entered into by us with Wiser in February 2002. The matters relate to interpretations under the agreement of Wiser's rights to a 25% participation in oil and gas interests acquired by us in an area of mutual interest created by the agreement in return for a payment of 25% of the acquisition cost. These interests relate to acreage outside our Bayou- Couba lease acreage in the area that is the subject of our joint development agreement with Exxon/Mobil Corporation. Wiser is also seeking unspecified damages based on allegations that ANEC has not performed under the agreement in good faith. We believe that we have good and meritorious defenses in the litigation.

ITEM 2.  CHANGES IN SECURITIES.

         (a) and(b) In October 2003, we sold $12.0 million principal amount of our 8% Convertible Secured Debentures due September 30, 2005. See Item
         5. Other Information. The Indenture pursuant to which the Debentures were issued contains a number of covenants among which is a covenant that prohibits us from declaring or paying any dividends (other than stock dividends) on any of our shares or calling for redemption or purchase for cancellation or making any capital distribution with respect to any of our shares.

         (c) Subsequent to September 30, 2003, in October 2003, we issued $12.0 million of our 8% Convertible Secured Debentures due September 30, 2005. The Debentures were issued in a transaction exempt from and not requiring registration under the U.S. Securities Act of 1933, as amended, by virtue of Regulation D and Regulation S adopted under that Act. The securities were sold to "accredited investors", as defined in Regulation D, and all of whom resided outside of the United States. No underwriter participated in the sale of the securities. We paid a commission of $360,000 in connection with the transaction. Reference is made to Item 5. Other Information of this Quarterly Report on Form 10-QSB for a description of the conversion rights of the Debentures.

ITEM 5.  OTHER INFORMATION.

         In October 2003, we completed a $12.0 million private convertible debt financing transaction. We issued $12.0 million of our 8% Convertible Secured Debentures due September 30, 2005. The Debentures were issued in a transaction not requiring registration requirements of the U.S. Securities Act of 1933, as amended, and were sold to investors outside of the United States.

         GENERAL. The Debentures were issued and sold pursuant to the terms of a Trust Indenture dated as of October 8, 2003 entered into with Computershare Trust Company of Canada, Vancouver, British Columbia, as Trustee. The aggregate principal amount of Debentures that may be issued under the Indenture is limited to $12.0 million. Each Debenture will mature on September 30, 2005 and bears interest at 8% per annum from the date of original issuance, payable in equal quarterly amounts on March 31, June 30, September 30 and December 31 of each year and on maturity, with the first interest payment due on December 31, 2003. The Debentures were issued as fully registered Debentures in denominations of $1,000 and integral multiples of $1,000. Each Debenture is equally and proportionately entitled to the benefits of the Indenture.

         REDEMPTION. Commencing October 1, 2004 and subject to the limitations and restrictions described below, the Debentures are redeemable prior to maturity, in whole at any time, but not in part, at our option at a price equal to the principal amount together with accrued and unpaid interest to the date fixed for redemption. The Debentures are not redeemable unless we have filed with the Trustee on the day notice of redemption is first given an Officers' Certificate certifying that the weighted average price per share for our Common Stock on the TSX Venture Exchange (or if the Common Stock is not listed on the TSX Venture Exchange, on the Toronto Stock Exchange, or if the Common Stock is not listed on the Toronto Stock Exchange, on such stock exchange on which the Common Stock is listed as may be selected for such purpose by our Directors or, if the Common Stock is not so listed, then on the over-the-counter market) during twenty (20) consecutive trading days ended not more than five (5) trading days preceding the date on which such notice of redemption is first given was at least 166-2/3% of the Debenture conversion price on the date of filing the Officers' Certificate with the Trustee. The weighted average price is determined by dividing the aggregate sale price of all shares sold on the said exchange or market, as the case may be, during the twenty (20) consecutive trading days by the total number of shares so sold. In addition, the Debentures are not redeemable unless a registration statement we have agreed in the Indenture to file under the U.S. Securities Act with respect to the shares of Common Stock issuable on conversion of the Debentures has been declared effective by the U.S. Securities and Exchange Commission and remains effective on the date the Debentures are redeemed.

         At such time as we give notice of the redemption of the Debentures, all of the Debentures called for redemption are due and payable at the redemption price and, provided the monies necessary to redeem the Debentures have been deposited with the Trustee, interest on the Debentures ceases to accrue.

         CONVERSION. The holder of each Debenture has the right and option, at any time prior to the close of business on the earlier of September 29, 2005 or, if such Debenture has been previously called for redemption, the business day immediately preceding the date fixed for redemption, to convert the whole or any integral multiple of $1,000 principal amount of Debentures into shares of our Common Stock at the conversion price then in effect. The initial conversion price is $0.45 per share of Common Stock, subject to adjustment under certain circumstances, or a conversion rate of approximately 2,222.2 shares of Common Stock for each $1,000 principal amount of Debentures.

         No fractional shares are issuable upon conversion of a Debenture; however, if more than one Debenture is surrendered for conversion at one time by the same holder, the number of shares issuable is to be computed on the basis of the aggregate principal amount to be converted. In lieu of issuing a fractional share, we can satisfy such fractional interest by paying to the holder a sum of money equal to the appropriate fraction of the value of a share based on the last reported sale price or, if none, the mean between the closing bid and ask quotations on the stock exchange on which our shares are listed or, if not listed, a value determined by our Directors, on the business day next preceding the date the shares are converted. In the event such amount is less than $10.00, such fractional interest is cancelled without compensation.

         The conversion price is subject to adjustment under certain circumstances, including among others, (a) in the event we (i) subdivide or re-divide our outstanding Common Stock, (ii) reduce, combine or consolidate our outstanding Common Stock, or (iii) issue shares of Common Stock to the holders of all or substantially all of our outstanding Common Stock by way of a stock dividend, in which event, the conversion price in effect is to be proportionately adjusted; (b) in the event we issue shares of Common Stock (other than options outstanding on the closing date of the sale of the Debentures) or rights, options or warrants or convertible securities exercisable or convertible at a price less than the conversion price, or in the event of certain rights offerings of shares of Common Stock to all our stockholders at a price per share less than 95% of the current market price, as defined, or certain other issuances of other shares, or other rights, options or warrants, evidences of indebtedness or asset to all our stockholders, the conversion price is to be proportionately adjusted under the terms provided in the Indenture, or
(d) in the event of any reclassification or change of the shares of Common Stock or a merger, consolidation, amalgamation or reorganization or in case of a sale of all or substantially all our assets, each Debenture will be convertible into the number of shares or the number, kind or amount of other securities or property which the Debentureholder would have received if, on the effective date of the event or transaction, the Debentureholder held the number of shares into which the Debenture was convertible.

         The Certificates for shares issuable on conversion of the Debentures are to bear legends relating to restrictions on re-sales of the shares under United States and Canadian securities' laws. The legend under United States law is to appear until the resale of the shares of Common Stock issuable on conversion of the Debenture has been registered under the U.S. Securities Act and the legend under Canadian law is to appear until a date which is four months and one day after the issue of the Debenture.

         COVENANTS WE MADE. In the Indenture we agreed that so long as any of the Debentures remain outstanding, we will, among other things, (a) duly and punctually pay the principal and interest on the Debentures, (b) carry on our business in accordance with ordinary business practice and do all things necessary to preserve our corporate existence and not consolidate, amalgamate or merge with another corporation or transfer substantially all our business except with the approval of the Debentureholders by adoption of an extraordinary resolution at a meeting of Debentureholders, (c) take all such steps and actions as may be required to maintain our listing and posting for trading of our Common Stock on a recognized Canadian stock exchange, and (d) remain a reporting issuer and not be in default in any filing or other requirement under the securities laws of British Columbia, Alberta and Ontario and remain in compliance with all required filings under the U.S. Exchange Act and the U.S. Securities Act.

         In addition, we agreed that so long as any of the Debentures remain outstanding, we will not, among other things, (a) incur any indebtedness without the prior approval of the Debentureholders by adoption of an extraordinary resolution at a meeting, except that we are entitled to incur unsecured indebtedness of up to $2.0 million aggregate principal amount, (b) create or permit to exist any security interest, mortgage, pledge or lien on any of our assets or property other than those that are incurred or may arise by operation of law, so long as we are not in default of the obligation, or those in favor of a government or political sub-division or instrumentality to secure the performance of a covenant or obligation or entered into at the request of such authorities where the security interest is required pursuant to a contract, statute, order or regulation; or (c) declare or pay any dividends, other than stock dividends, on our shares or call for redemption or purchase for cancellation or make any capital distribution with respect to our shares.

         We have also agreed to file as promptly as practicable, at our expense, under the U.S. Securities Act, one or more registration statements with respect to our shares of Common Stock issuable on conversion of the Debentures. We agreed to use our best efforts to cause such registration statement to be declared effective as promptly as possible and to use our best efforts to maintain the effectiveness of such registration statement for a period of two years following the closing of the sale of the Debentures, plus a number of days equal to the number of days, if any, during which the right of the holders of the shares issuable on conversion of the Debentures to offer and sell the shares has been suspended.

         Debentureholders whose securities are included in a registration statement are to furnish us such information regarding the holders of securities to be registered and the proposed manner of distribution as we may request and such holder is to otherwise co-operate with us in connection with such registration, qualification or compliance. We have agreed to indemnify and defend each such holder and each underwriter of securities being sold by any such holder (and any person who controls such holder or underwriter) against all claims, losses, damages, liabilities and expenses resulting from any untrue statement or alleged untrue statement of a material fact contained therein or from any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as the same may have been based upon information furnished in writing to us by such holder or underwriter expressly for use therein, and with respect to such information furnished to us, such holder will indemnify and defend us against all claims, losses, damages, liabilities and expenses resulting from any untrue statement or alleged untrue statement of a material fact contained therein or any omission or alleged omission to state a material fact required to be stated or necessary to make the information not misleading.

         The rights to registration of the securities may be transferred or assigned by the holder to any transferee or assignee of the securities subject to such transferee or assignee agreeing to be bound by the terms of the registration provisions of the Indenture.

         COLLATERAL.

         To secure the due and punctual payment of principal and interest on the Debentures and other amounts owing and outstanding under the Indenture, we granted to the Trustee, including an agent of the Trustee acting as collateral agent, a mortgage, lien, and security interest in substantially all our oil and gas leasehold and other interests in lands and mineral interests, overriding royalty, royalty and surface leases, unitization, operating agreements, pooling agreements relating to those properties, hydrocarbons in and under those properties, contracts for the sale, purchase or exchange of hydrocarbons produced from those properties, and accounts and contract rights, operating equipment used on those properties, and other properties that may from time to time be subjected to the lien created.

         In addition, we have agreed to execute and deliver in favor of the Trustee charges or mortgages and liens against any assets or property acquired after the sale of the Debentures.

         DEFAULT AND ACCELERATION.
         -------------------------

         Upon the happening of any one or more of the following events, namely:

         o if we default in payment of the principal when it becomes due and payable;

         o if we default in payment of any interest due on any Debenture and any such default continues for a period of 10 days;

         o if a decree or order of a court having jurisdiction is entered adjudging us a bankrupt or insolvent under any bankruptcy, insolvency or analogous laws, or appointing a receiver of, or of substantially all of our property or ordering the winding-up or liquidation of our affairs, and any such decree or order continues unstayed and in effect for a period of 30 days;

         o if a resolution is passed for the winding-up or liquidation of us, except in the course of carrying out or pursuant to a transaction in respect of which the conditions of the Indenture are performed, or if we institute proceedings to be adjudicated a bankrupt or insolvent, or consent to the institution of bankruptcy or insolvency proceedings against us under any bankruptcy, insolvency or analogous laws, or consent to the filing of any such petition or to the appointment of a receiver of, or of any substantial part of, our property or if we make a general assignment for the benefit of creditors, or admit in writing our inability to pay our debts generally as they become due or take corporate action in furtherance of any of the foregoing;

         o if we fail to make any payment of principal or interest on any indebtedness in an amount greater than $250,000 in respect of which we are liable when the same becomes due and beyond any period of grace provided with respect thereto;

         o if any event or circumstance occurs under an agreement or instrument relating to our indebtedness in an amount greater than $250,000 which could permit a person to declare such indebtedness or any part thereof to become due prior to the stipulated date for repayment or maturity, and such event or circumstance shall not be remedied or cured, or waived by the holders of such indebtedness, within 30 days after such event or circumstance shall have occurred;

         o if we shall neglect to observe or perform any other covenant or condition contained, in the Indenture or related collateral agreements to be observed or performed by us and, after notice has been received by us from the Trustee, we shall fail to make good such default within a period of 30 days, unless the Trustee (having regard to the subject matter of the default) shall have agreed to a longer period, and in such event, within the period agreed to by the Trustee;

         o if there is a change of our control (as defined in the Indenture and determined by the Trustee, based on the advice of counsel); or

         o if Jules Poscente or John J. Fleming, or any replacement Director for either of them, ceases at any time to be two of our directors on our board and any of the following occurs:

                 (i) such Director has so ceased to be a Director as a result of a resolution passed or an election of Directors approved by our shareholders; or

                 (ii) we fail to give notice to the Trustee and the holders of the Debentures that one or more of such Directors has ceased to be a Director of our corporation within five days after the date such person ceased to be such a director; or

                 (iii) we fail to appoint or elect an individual, who has been approved as a replacement Director by resolution of the Debentureholders and who has consented to act as such, to fill a vacancy in such two Directors' positions within five days of such resolution being passed by the Debentureholders and we receive notice thereof;

then in each and every such event the mortgage and lien against our assets shall become enforceable and the Trustee may in its discretion and shall upon receipt of a request in writing signed by the holders of not less than 25% in principal amount of the Debentures then outstanding, subject to the provisions of the Indenture, by notice in writing to us declare the principal of and interest on all Debentures then outstanding and all other moneys outstanding to be due and payable and whereupon we must forthwith pay to the Trustee for the benefit of the Debentureholders the principal of, accrued and unpaid interest and such other moneys due on the Debentures,

         As the term is used above, a change of control includes any person or group of persons becoming the beneficial holder of 50% or more of our outstanding total voting power or there is consummated a consolidation or merger in which we are not the continuing or surviving corporation or pursuant to which our outstanding shares are converted into cash, securities or other property, other than a merger in which the holders of our shares immediately prior to the merger hold a majority of the shares of the surviving corporation.

         Subject to the provisions of any extraordinary resolution that may be passed by the Debentureholders, in case we shall fail to pay to the Trustee, forthwith after the same shall have been declared to be due and payable, the principal of and interest on all Debentures then outstanding, together with any other amounts due, the Trustee may in its discretion and shall upon receipt of a request in writing signed by the holders of not less than 25% in principal amount of the Debentures then outstanding, proceed to obtain or enforce payment of the principal of and interest on all the Debentures then outstanding together with any other amounts due, and to enforce and to realize on, collateral for the Debentures.

         MEETINGS OF DEBENTUREHOLDERS.
         -----------------------------

         Meetings of Debentureholders are to be held upon receipt by the Trustee of a written request from us or a written request signed by the holders of not less than 25% in principal amount of the Debentures then outstanding. In the event of the Trustee fails within 30 days after receipt of any such request to give notice convening a meeting, we or such Debentureholders, as the case may be, may convene such meeting. Every such meeting shall be held in the City of Vancouver or at such other place as may be approved or determined by the Trustee.

         Every question submitted to a meeting shall be decided in the first place by a majority of the votes given on a show of hands. At any such meeting, unless a poll is duly demanded as herein provided, a declaration by the chairman that a resolution has been carried or carried unanimously or by a particular majority or lost or not carried by a particular majority shall be conclusive evidence of the fact. The chairman of any meeting shall be entitled, both on a show of hands and on a poll, to vote in respect of the Debentures, if any, held by him.

         On every extraordinary resolution, and on any other question submitted to a meeting when demanded by the chairman or by one or more Debentureholders or proxies for Debentureholders, a poll shall be taken in such manner and either at once or after an adjournment as the chairman shall direct. Questions other than extraordinary resolutions shall, if a poll be taken, be decided by the votes of the holders of a majority in principal amount of the Debentures represented at the meeting and voted on the poll.

         On a show of hands every person who is present and entitled to vote, whether as a Debentureholder or as proxy for one or more Debentureholders or both, shall have one vote. On a poll each Debentureholder present in person or represented by a proxy duly appointed by an instrument in writing shall be entitled to one vote in respect of each $1,000 principal amount of Debentures of which he shall then be the holder. A proxy need not be a Debentureholder.

         In addition to the powers conferred upon them by any other provisions of this Indenture or by law, a meeting of the Debentureholders shall have the following powers, among others, exercisable from time to time by extraordinary resolution:

         o power to sanction any modification, abrogation, alteration, compromise or arrangement of the rights of the Debentureholders or the Trustee against us, or against our property,

         o power to assent to any modification of or change in or addition to or omission from the provisions contained in the Indenture, any Debenture, the Documents relating to the collateral which shall be agreed to by us and to authorize the execution of the documents embodying any modification, change, addition or omission;

         o power to sanction any scheme or plan for the reconstruction or reorganization of us or for the consolidation, amalgamation or merger of us with any other corporation or for the sale, leasing, transfer or other disposition of our undertaking, property and assets or any part thereof;

         o power to direct or authorize the Trustee to exercise any power, right, remedy or authority given to it by Indenture, or the documents relating to the collateral in any manner specified in any such extraordinary resolution or to refrain from exercising any such power, right, remedy or authority;

         o power to waive and direct the Trustee to waive any default or cancel any declaration of acceleration made by the Trustee either unconditionally or upon any condition specified in such extraordinary resolution;

         o power to remove the Trustee from office and to appoint a new Trustee or Trustees;

         o power to sanction the exchange of the Debentures for or the conversion thereof into shares, bonds, debentures or other securities or obligations of ours or of any company formed or to be formed;

         o power to authorize us and the Trustee to grant extensions of time for payment of interest on any of the Debentures, whether or not the interest the payment in respect of which is extended, is at the time due or overdue; and

         An "extraordinary resolution" means a resolution proposed to be passed as an extraordinary resolution at a meeting of Debentureholders for the purpose and held in accordance with the provisions of the Indenture at which, the holders of not less than 50% in principal amount of the Debentures then outstanding are present in person or by proxy and passed by the favourable votes of the holders of not less than 66-2/3% of the principal amount of Debentures represented at the meeting and voted on a poll upon such resolution. If, at any such meeting, the holders of not less than 50% in principal amount of the Debentures outstanding are not present in person or by proxy within 30 minutes after the time appointed for the meeting, then the meeting, if convened by or on the requisition of Debentureholders, shall be dissolved, but in any other case it shall stand adjourned to such date, being not less than 10 nor more than 60 days later, and to such place and time as may be appointed by the chairman. Not less than 10 days notice shall be given of the time and place of such adjourned meeting. At the adjourned meeting the Debentureholders present in person or by proxy shall form a quorum and may transact the business for which the meeting was originally convened and a resolution proposed at such adjourned meeting and passed by the favorable vote of not less than 66-2/3% of the principal amount of Debentures represented at the meeting and voted on a poll upon such resolution shall be an extraordinary resolution so long as the holders of not less than 25% in principal amount of the Debentures then outstanding are present in person or by proxy at such adjourned meeting.

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

                10.6 Loan Agreement dated March 12, 2003 between Registrant and Quest Investment Corporation(2)

                10.7.1 Production Payment Purchase and Sale Agreement between Registrant and TransAtlantic Petroleum (USA) Corp. dated March 10, 2003(2)

                10.7.2 Production Payment Conveyance from Registrant to TransAtlantic Petroleum (USA) Corp. dated March 10, 2003(2)

                10.7.3 Purchase and Exploration Agreement between Registrant and TransAtlantic Petroleum (USA) Corp. dated March 10, 2003(2)

                10.8.1 Form of Subscription Agreement to purchase the Registrant's 8% Convertible Secured Debenture due September 30, 2005(3)

                10.8.2 Trust Indenture dated as of October 8, 2003 between the Registrant and Computershare Trust Company of Canada(3)

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

        (3) Filed or furnished herewith.

   (b)  Reports on Form 8-K

                During the quarter ended September 30, 2003, we filed the following Current Reports on Form 8-K in response to the Items named:

                          Report Date              Item
                          -----------              ----
                          September 10, 2003       Item 7.  Financial Statements
                                                   and Exhibit (Press Release
                                                   dated September 10, 2003
                                                   attached as exhibit)

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

                                    AMERICAN NATURAL ENERGY CORPORATION
                                    -----------------------------------
                                                (Registrant)


Date:  November 13,  2003                   /S/  Michael K. Paulk
                                    --------------------------------------------
                                                 Michael K. Paulk
                                      President and Chief Executive  Officer



                                             /S/  Steven P. Ensz
                                    --------------------------------------------
                                                  Steven P. Ensz
                                     Principal Financial and Accounting Officer