Form 10QSB/A
period 2003-03-31
AMERICAN NATURAL ENERGY CORP
filed 2003-12-09
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

         (Mark One)

         / X / Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003;

                  or

         /   /    Transition report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934 for the  transition period
                  from                   to                .

                         Commission File Number 0-18596
                                                -------

                       AMERICAN NATURAL ENERGY CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   OKLAHOMA                               73-1605215
        -------------------------------               -------------------
        (State or other jurisdiction of               (I.R.S employer
         incorporation of organization)               identification no.)

                7030 SOUTH YALE, SUITE 404, TULSA, OKLAHOMA 74136
        -----------------------------------------------------------------
               (Address of principal executive offices, zip code)

                                 (918) 481-1440
        -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes / X /      No /   /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                           Yes /   /      No / X /


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 2003, 26,054,546 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       AMERICAN NATURAL ENERGY CORPORATION

                        QUARTERLY REPORT ON FORM 10-QSB/A

                                      INDEX

                                                                           Page
                                                                           ----
PART II - OTHER INFORMATION

         ITEM 2.  CHANGES IN SECURITIES                                      3

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            3

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

          (c)

                  1. On February 14, 2003, the Registrant issued 166,700 shares of Common Stock to Middlemarch Partners Ltd. in connection with a loan it made to the Registrant. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the "Securities Act") by virtue of the exemption afforded by Section 4(2) thereof. Such person purchased the shares for its own account, for investment and not with a view to the distribution of the shares. The certificate for the shares bears a restrictive legend and stop transfer instructions have been placed against the transfer of the shares. No underwriter participated in the sale of the securities.

                  2. On March 26, 2003, the Registrant issued 688,000 shares of its Common Stock to Quest Investment Corporation in consideration for a loan it made to the registrant. The shares were issued in a transaction exempt from the registration requirements of the Securities Act by virtue of the exemption afforded by Section 4(2) thereof. Such person purchased the shares for its own account, for investment and not with a view to the distribution of the shares. The certificate for the shares bears a restrictive legend and stop transfer instructions have been placed against the transfer of the shares. No underwriter participated in the sale of the securities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(1)

          31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(1)
------------
(1) Filed or furnished herewith.

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

                                       AMERICAN NATURAL ENERGY CORPORATION
                                       -----------------------------------
                                                   (Registrant)


Date:  December 8,  2003           By: /s/ Michael K. Paulk
                                       -----------------------------
                                       Michael K. Paulk
                                       President and Chief Executive
                                          Officer



                                    By: /s/  Steven P. Ensz
                                        ------------------------
                                        Steven P. Ensz
                                        Principal Financial and
                                           Accounting Officer