Form 10QSB/A
period 2003-09-30
AMERICAN NATURAL ENERGY CORP
filed 2004-02-09
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

(Mark One)

  /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003;

          or

 / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                         Commission File Number 0-18596
                                                -------

                       AMERICAN NATURAL ENERGY CORPORATION
       -------------------------------------------------------------------
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

                                 (918) 481-1440
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|   No | |

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes | |   No |X|


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of November 12, 2003, 26,054,546 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       AMERICAN NATURAL ENERGY CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets - September 30, 2003
           and December 31, 2002........................................       3

           Condensed Consolidated Statements of Operations -
           Three Months and Nine Months Ended September 30, 2003 and
           September 30, 2002...........................................       4

           Condensed Consolidated Statements of Cash Flows -
           Three Months and Nine Months Ended September 30, 2003 and
           September 30, 2002...........................................       5

           Notes to Condensed Consolidated Financial Statements.........       7

Item 2.    Management's Discussion and Analysis or Plan of
           Operations...................................................      16

Item 3.    Controls and Procedures......................................      23

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings............................................      23

Item 2.    Changes In Securities........................................      24

Item 5.    Other Information............................................      24

Item 6.    Exhibits and Reports on Form 8-K.............................      31

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                        2003               2002
                                                                          $                  $
                                                                    --------------    ------------
                                       ASSETS

Current assets:
     Cash and cash equivalents                                              55,743         86,295
     Accounts receivable - net                                             539,818        357,127
     Prepaid expenses                                                      106,021         28,291
     Marketable securities                                                      --        192,947
     Oil inventory                                                          15,140         53,228
                                                                    --------------    -----------
           Total current assets                                            716,722        717,888
Proved oil and natural gas properties, net of
  accumulated depletion, depreciation,
  amortization and impairment of $7,650,183 and $6,960,678               2,658,047      1,089,200
Unproved oil and natural gas properties                                  3,283,274      2,710,994
Equipment and other fixed assets, net of
  accumulated depreciation of $171,684  and $76,706                        662,503        742,672
Deferred expenses                                                           11,035             --
                                                                     -------------    -----------
           Total assets                                                  7,331,581      5,260,754
                                                                     -------------    -----------

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                            4,229,357      1,894,267
     Accrued interest                                                       82,004        314,275
     Notes payable                                                              --        500,000
     Current portion of long-term debt                                          --      3,961,887
                                                                     -------------    -----------
           Total current liabilities                                     4,311,361      6,670,429
Long-term debt                                                           4,412,440             --
Production payments  (Note 7)                                            1,076,268             --
Asset retirement obligation  (Note 5)                                    1,398,283             --
                                                                     -------------    -----------
                                                                         6,886,991             --
                                                                     -------------    -----------
           Total liabilities                                            11,198,352      6,670,429
                                                                     -------------    -----------

Stockholders' deficit:
     Common stock
        Authorized - 100,000,000 shares with par value of $0.01
        Issued  - 26,054,546 (2002 - 25,199,846)                           260,545        251,998
     Additional paid-in capital                                          7,758,331      7,427,503
     Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-Reorganization stated capital was
        reduced by an accumulated deficit of $2,015,495)               (12,659,344)    (8,730,517)
     Accumulated other comprehensive income (loss)                         773,697       (358,659)
                                                                     -------------     -----------
           Total stockholders' (deficit)                                (3,866,771)    (1,409,675)
                                                                     -------------     -----------
           Total liabilities and stockholders' (deficit)                 7,331,581      5,260,754
                                                                     -------------     -----------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the three-month and nine-month periods ended
September 30, 2003 and September 30, 2002


                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                        -------------------------     --------------------------
                                             2003          2002          2003           2002
                                               $             $             $              $
                                        -----------    -----------    -----------    -----------

Revenues:
Oil and gas sales ...................       620,895        230,760      1,334,839        233,591
Operations income ...................         7,586             --         16,937             --
Interest and other income ...........            --            680          1,408        167,273
                                        -----------    -----------    -----------    -----------
                                            628,481        231,440      1,353,184        400,864
                                        -----------    -----------    -----------    -----------
Expenses:
Lease operating expense .............        66,445        161,497        382,801        195,678
Production taxes ....................        27,336          6,184         55,219          6,184
Depletion, depreciation and
  amortization ......................       265,986        121,916        773,629        130,821
General and administrative ..........       633,535        361,857      1,498,185      1,093,777
Foreign exchange (gain) loss ........       (45,126)      (339,726)     1,294,395        (58,502)
Interest ............................       124,133         11,566        293,046         14,574
Impairment of oil and gas properties             --        281,449        152,064        281,449
Gain on sale of marketable securities            --             --       (172,788)      (284,018)
Loss on sale of fixed assets ........            --             --             --          3,280
                                        -----------    -----------    -----------    -----------

     Total expenses .................     1,072,309        604,743      4,276,551      1,383,243
                                        -----------    -----------    -----------    -----------

Loss before cumulative effect of
  accounting change .................      (443,828)      (373,303)    (2,923,367)      (982,379)
                                        -----------    -----------    -----------    -----------

Cumulative effect of accounting
  change (Note 5) ...................            --             --     (1,005,460)            --
                                        -----------    -----------    -----------    -----------
Net loss ............................      (443,828)      (373,303)    (3,928,827)      (982,379)
                                        -----------    -----------    -----------    -----------
Other comprehensive income (loss):
Unrealized gain (loss) on marketable
 securities .........................            --        (51,771)        13,870       (313,092)
Foreign exchange translation ........       (45,101)      (341,323)     1,291,274        (98,833)
Reclassification adjustment for gain
 on sale of  marketable securities
 included in net income .............            --             --       (172,788)      (212,933)
                                        -----------    -----------    -----------    -----------
Other comprehensive income (loss) ...       (45,101)      (393,094)     1,132,356       (624,858)
                                        -----------    -----------    -----------    -----------
Comprehensive loss ..................      (488,929)      (766,397)    (2,796,471)    (1,607,237)
                                        -----------    -----------    -----------    -----------
Basic and diluted loss per share
 before cumulative effect of
 accounting change ..................         (0.02)         (0.01)         (0.11)         (0.04)
                                        -----------    -----------    -----------    -----------
Cumulative effect of accounting
 change .............................            --             --          (0.04)            --
                                        -----------    -----------    -----------    -----------
Net loss per share ..................         (0.02)         (0.01)         (0.15)         (0.04)
                                        -----------    -----------    -----------    -----------
Weighted average number of shares
 outstanding - basic and diluted ....    26,054,546     25,199,846     25,690,007     25,192,097
                                        -----------    -----------    -----------    -----------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three-month and nine-month periods ended
September 30, 2003 and September 30, 2002

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                           -------------------------     -----------------------
                                              2003          2002           2003          2002
                                                $             $              $             $
                                           -----------   -----------     -----------------------

Cash flows from operating activities:
Income (loss) for the period ...........     (443,828)     (373,303)   (3,928,827)     (982,379)
Non cash items:
Depreciation, depletion and amortization      265,986       121,916       773,629       130,821
Foreign exchange (gain) loss ...........      (45,126)     (339,726)    1,294,395       (58,502)
Gain on sale of marketable securities ..           --            --      (172,788)     (284,018)
Loss on sale of fixed asset ............           --            --            --         3,280
Impairment of oil and gas properties ...           --       281,449       152,064       281,449
Cumulative effect of accounting change .           --            --     1,005,460            --
Non cash compensation expense ..........           --            --        39,375        23,625
Changes in assets and liabilities:
Accounts receivables ...................      664,944      (167,471)     (182,691)       37,596
Oil inventory ..........................        6,749            --         5,012            --
Prepaid expenses and other assets ......       24,937        20,126        71,981       (12,159)
Accounts payable, accrued liabilities
  and interest .........................     (133,056)      495,412     2,298,764     1,663,649
                                           ----------    ----------    ----------    ----------
Net cash provided by  (used in)
  operating activities .................      340,606        38,403     1,356,374       803,362
                                           ----------    ----------    ----------    ----------
Cash flows from investing activities:
Proceeds from sale of marketable
  securities ...........................           --            --       208,051     2,439,905
Proceeds from the sale of oil and gas
  properties ...........................           --            --       461,544            --
Purchase of marketable securities ......           --            --            --      (163,600)
Purchase and development of oil and gas
  properties ...........................      (38,635)     (580,411)   (2,774,545)   (3,693,298)
Purchase of fixed assets ...............           --       (44,015)      (14,809)     (922,818)
                                           ----------    ----------    ----------    ----------
Net cash provided by  (used in)
  investing activities .................      (38,635)     (624,426)   (2,119,759)   (2,339,811)
                                           ----------    ----------    ----------    ----------
Cash flows from financing activities:
Issuance of notes payable ..............           --       500,000     2,500,000       500,000
Payments of notes payable ..............     (141,674)           --    (2,973,918)           --
Production payment loan ................           --            --     1,538,456            --
Production payments ....................     (160,898)           --      (327,350)           --
Issuance of capital stock ..............           --            --            --        11,719
                                           ----------    ----------    ----------    ----------
Cash provided by financing activities ..     (302,572)      500,000       737,188       511,719
Effect of exchange rate changes on cash            25         2,931        (4,355)      (44,672)
                                           ----------    ----------    ----------    ----------
Increase (decrease) in cash and cash
  equivalents ..........................         (576)      (83,092)      (30,552)   (1,069,402)
Cash beginning of period ...............       56,319       130,985        86,295     1,117,295
                                           ----------    ----------    ----------    ----------
Cash end of period .....................       55,743        47,893        55,743        47,893
                                           ----------    ----------    ----------    ----------


         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED) For the three-month and nine-month periods ended
September 30, 2003 and September 30, 2002

                                           THREE MONTHS ENDED   NINE MONTH ENDED
                                              SEPTEMBER 30,      SEPTEMBER 30,
                                           -----------------   -----------------
                                             2003     2002       2003      2002
                                               $        $          $         $
                                           --------  -------   --------  -------

Supplemental disclosures:
Interest paid ..........................   101,961    11,566   243,357    14,574
Non cash operating  activities
Capitalized interest included in
unproved properties ....................    60,653    70,090   232,942   204,567
Non cash financing activities
Common shares issued in conjunction with
issuance of notes payable ..............        --        --   300,000        --
Accounts payable refinanced as notes
payable ................................        --        --   203,823        --
Prepaid expenses financed ..............        --        --   160,746        --
Accrued interest refinanced upon
modification of debt ...................        --        --   331,728        --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Financial Statements (Unaudited)
September 30, 2003 and 2002
--------------------------------------------------------------------------------

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



                                       Three Months Ended,          Nine Months Ended,
                                           September 30               September 30
                                   ------------------------    --------------------------
                                       2003          2002         2003           2002
                                         $             $            $              $
                                   ----------    ----------    ----------    ------------
Net loss as reported ...........     (443,828)     (373,303)   (3,928,827)       (982,379)
Pro forma compensation expense,
      net of tax ...............      (17,173)      (64,252)      (51,519)       (192,755)
                                   ----------    ----------    ----------    ------------
Pro forma net loss .............     (461,001)     (437,555)   (3,980,346)     (1,175,134)
                                   ----------    ----------    ----------    ------------
Basic and diluted loss per share
As reported ....................        (0.02)        (0.01)        (0.15)          (0.04)
Compensation expense, net of tax           --            --            --           (0.01)
                                   ----------    ----------    ----------    ------------
Pro forma ......................        (0.02)        (0.01)        (0.15)          (0.05)
                                   ----------    ----------    ----------    ------------

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Financial Statements (Unaudited)
September 30, 2003 and 2002
--------------------------------------------------------------------------------

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

     The numerators and denominators used in calculating basic and diluted earnings per share were as follows:


                                      Three Months Ended              Nine Months Ended
                                         September 30,                  September 30,
                                   ---------------------------  ----------------------------
                                       2003(1)       2002(1)      2003(2)         2002(2)
                                         $             $            $               $
                                   ------------- -------------  ------------  --------------
Numerator - net income (loss)
before cumulative effect of
accounting change
    Basic and diluted ..........      (443,828)      (373,303)    (2,923,367)      (982,379)
 Cumulative effect of accounting
    change .....................            --             --     (1,005,460)            --
                                    -----------    -----------    -----------    -----------
 Net income (loss) - basic and
    diluted ....................      (443,828)      (373,303)    (3,928,827)      (982,379)
                                    -----------    -----------    -----------    -----------
 Denominator - weighted average
    number of shares outstanding
    Basic and diluted ..........    26,054,546     25,199,846     25,690,007     25,192,097


AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Financial Statements (Unaudited)
September 30, 2003 and 2002
--------------------------------------------------------------------------------

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Financial Statements (Unaudited)
September 30, 2003 and 2002
--------------------------------------------------------------------------------

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Financial Statements (Unaudited)
September 30, 2003 and 2002
--------------------------------------------------------------------------------

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

                                 For the Quarters Ended
                                 -----------------------
                                    2003         2002
                                     $             $
                                ----------    ----------
Asset retirement obligations,
   January 1 ................    1,435,460     1,292,538
Additions and revisions .....        9,385            --
Settlements and disposals ...     (157,082)           --
Accretion expense ...........       36,732        34,337
                                ----------    ----------
Asset retirement obligations,
   March 31 .................    1,324,495     1,326,875
Additions and revisions .....        2,386            --
Settlements and disposals ...           --            --
Accretion expense ...........       35,119        35,249
                                ----------    ----------
Asset retirement obligations,
   June 30 ..................    1,362,000     1,362,124
Additions and revisions .....           --            --
Settlements and disposals ...           --            --
Accretion expense ...........       36,283        36,187
                                ----------    ----------
Asset retirement obligations,
   September 30 .............    1,398,283     1,398,311
                                ----------    ----------

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Financial Statements (Unaudited)
September 30, 2003 and 20022
--------------------------------------------------------------------------------

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Financial Statements (Unaudited)
September 30, 2003 and 2002
--------------------------------------------------------------------------------

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

     The Debentures are convertible into common shares at a conversion price of $0.45 per share. On the dates the transaction was completed, the closing price for shares of the Company's common stock on the TSX Venture Exchange was $0.70 per share. Accordingly, because of the conversion price being less than the market price on the dates the transaction was completed, there was created a beneficial conversion feature to the Debentures of approximately $6.7 million. This amount will be amortized to interest expense over the life of the Debentures which mature on September 30, 2005. In the event any Debentures are converted prior to September 30, 2005, any un-amortized discount attributed to those proportionate holdings will be expensed at the time of conversion.

     The Debentures and any common shares issued upon conversion of the Debentures will be subject to a statutory hold period of four months under applicable Canadian securities legislation and stock exchange policies. The offer and sale of the Debentures was not registered under the US Securities Act of 1933, as amended (the "Act"), and the Debentures and the shares issuable

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Financial Statements (Unaudited)
September 30, 2003 and 2002
--------------------------------------------------------------------------------

     on conversion may not be offered and sold free of any restrictions on resale under the Act absent registration under that Act or an applicable exemption from the registration requirements.

     Concurrent with the financing, two additional directors were elected to the board of directors of the Company. One of the newly elected directors is the chairman of TransAtlantic.

9    LIQUIDITY AND CAPITAL RESOURCES

     The Company has sustained substantial losses in the first three quarters of 2003 and for the year 2002, totaling approximately $3.9 million and $8.6 million, has a stockholders' deficit of $3.9 million and $1.4 million at September 30, 2003 and December 31, 2002, a working capital deficiency of approximately $3.6 million all of which lead to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties.

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

10   COMMITMENTS AND CONTINGENCIES

     As part of the purchase price of the assets acquired from Couba Operating Company pursuant to Second Amended Plan of Reorganization effective December 31, 2001, the Company agreed that the holders of unsecured claims aggregating approximately $4.9 million would receive payment

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Financial Statements (Unaudited)
September 30, 2003 and 2002
--------------------------------------------------------------------------------

     of 100% of their allowed claim out of a net profits interest and overriding royalty in the production from existing wells on the Bayou Couba lease (as described below) and new wells drilled on an area of mutual interest covering an approximately 23.5 square mile area outside the area covered by the Bayou Couba lease. The net profits interest and overriding royalty provide that such creditors will be allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou Couba lease acreage, 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou Couba lease acreage and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on the area of mutual interest. The net profits interest and overriding royalty interest terminate upon repayment of the unsecured claims. As new wells are drilled the overriding royalty interest and net profits interest will reduce future revenues of the Company. The Company has not evaluated the future liability associated with this contingency. Additionally, the Company agreed that, after repayment to it of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba lease and the area of mutual interest, the former holders of equity securities of Couba will be entitled to a reversionary interest in the wells in the Bayou Couba lease equal to 25% of the working interest obtained by the Company directly from Couba at the time of confirmation and as a result of the plan of reorganization of Couba.

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

         The Debentures are convertible into common shares at a conversion price of $0.45 per share. On the dates the transaction was completed, the closing price for shares of our common stock on the TSX Venture Exchange was $0.70 per share. Accordingly, because of the conversion price being less than the market price on the dates the transaction was completed, there was created a beneficial conversion feature to the Debentures of approximately $6.7 million. This amount will be amortized to interest expense over the life of the Debentures which mature on September 30, 2005. In the event any Debentures are converted prior to September 30, 2005, any un-amortized discount attributed to those proportionate holdings will be expensed at the time of conversion.

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

            NAME                               JURISDICTION OF ORGANIZATION
            ----                               ----------------------------

            Gothic Resources Inc.              Canada Business Corporations Act
            Couba Operating Company            Oklahoma

    31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(4)
    31.2    Certification of Chief Financial Officer Pursuant to Rule 13a-
            14(a)(4)
    32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(4)
    32.2 Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(4)
----------------------------
 (1) Filed as an exhibit to registration statement on Form 10-SB filed August 12, 2002.

 (2) Filed as an exhibit to Amendment No. 1 to registration statement on Form S-B.

 (3) Filed or furnished with the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

 (4) Filed or furnished with Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

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

                                           AMERICAN NATURAL ENERGY CORPORATION
                                           -------------------------------------
                                                       (Registrant)


Date:  February 6,  2004                   /S/  Michael K. Paulk
                                           -------------------------------------
                                           Michael K. Paulk
                                           President and Chief Executive Officer


                                           /S/  Steven P. Ensz
                                           -------------------------------------
                                           Steven P. Ensz
                                           Principal Financial and
                                           Accounting Officer