Form 10KSB
period 2003-12-31
AMERICAN NATURAL ENERGY CORP
filed 2004-03-31
CIK 870732

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

Mark One:
         [X] Annual Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934. For the fiscal year ended DECEMBER 31,
             2003; or

         [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

             For the transition period from      to      .
                                           -----    -----

                           COMMISSION FILE NO. 0-18956

                       AMERICAN NATURAL ENERGY CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

            OKLAHOMA                                      73-1605215
 -------------------------------                        ---------------
 (State or Other Jurisdiction of                         (IRS Employer
  Incorporation or Organization)                       Identification No.)

                7030 SOUTH YALE, SUITE 404, TULSA, OKLAHOMA 74136
               ----------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  918-481-1440
               ----------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
Title of Each Class                    Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
      --------------------------------------------------------------------
                     Common Stock, par value $.01 per share
                              (Title of Each Class)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] Yes
[ ] No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

         State Issuer's revenues for its most recent fiscal year:  $1,747,162.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 19, 2004, was $0.41. (Non-affiliates have been determined on the basis of holdings set forth in Item 11 of this Annual Report on Form 10-KSB.)

         The number of shares outstanding of each of the Issuer's classes of common equity, as of March 19, 2004, was 26,154,546.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                                     PART I                                 Page
                                     ------                                 ----

Item 1.    Description of Business .........................................  3

Item 2.    Description of Property ......................................... 19

Item 3.    Legal Proceedings ............................................... 19

Item 4.    Submission of Matters to a Vote of Security Holders.............. 20

                                     PART II

Item 5.    Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities............. 21

Item 6.    Management's Discussion and Analysis or Plan of Operation........ 24

Item 7.    Financial Statements............................................. 44

Item 8.    Changes In and Disagreements With Accountants On Accounting...... 45
           and Financial Disclosure

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act....... 46

Item 10.   Executive Compensation........................................... 48

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters....................... 50

Item 12.   Certain Relationships and Related Transactions................... 52

Item 13.   Exhibits and Reports on Form 8-K................................. 55

Item 14.   Controls and Procedures ......................................... 57

Item 15.   Principal Accountant Fees and Services........................... 58

                                     PART I
                                     ------

ITEM 1 - DESCRIPTION OF BUSINESS:
--------------------------------

         American Natural Energy Corporation is engaged in the acquisition, development, exploitation and production of oil and natural gas. Prior to December 31, 2001, our activities, conducted entirely through our predecessor, Gothic Resources Inc., were not significant and involved very limited oil and natural gas exploration in the southern United States. At that time, we also invested in shares of other public oil and gas exploration companies resulting in material capital gains. Since December 31, 2001, we have engaged in several transactions which we believe will enhance our oil and natural gas development, exploitation and production activities and our ability to finance further activities. On December 31, 2001, we acquired the oil and natural gas and related assets of Couba Operating Company ("Couba"), which prior to our acquisition of it had commenced in March 2000 an involuntary Chapter 7 Bankruptcy proceeding which was converted to a Chapter 11 debtor in possession proceeding the following month. On February 8, 2002, we completed a statutory corporate reorganization which resulted in our domestication as a corporation into the U.S. from Canada. Prior to that reorganization, our parent corporation was a Canadian corporation. We are now an Oklahoma corporation.

         Commencing in the second half of 2002, we have engaged in a series of financing transactions intended to enable us to initiate and pursue exploration and development activities on the properties we have acquired. During 2002, we were able to return to production five (4.06 net) well bores drilled by prior owners on the Couba properties we acquired. Our drilling activities commenced in February 2003 and as of December 31, 2003, we had drilled and completed six (2.19 net) wells. By December 31, 2003, our combined production from all our producing wells was approximately 400 (120 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. All of our drilling and production activities are conducted in St. Charles Parish, Louisiana. We continue to need and seek material amounts of additional capital to further our oil and natural gas development and exploitation activities.

         Unless the context otherwise requires, references to us in this Annual Report includes American Natural Energy Corporation, an Oklahoma corporation, and our wholly-owned subsidiary, Gothic Resources Inc., a corporation organized under the Canada Business Corporation Act. References to Gothic refer exclusively to our wholly-owned subsidiary, Gothic Resources Inc. and references to ANEC refer exclusively to our parent corporation, American Natural Energy Corporation, organized under the laws of Oklahoma. Through December 2001, our activities were conducted through Gothic, and Gothic may be deemed a predecessor of ANEC.

         THE LOUISIANA PROPERTIES

         On December 31, 2001, we acquired the assets and capital stock of Couba. Couba, organized in 1993, was primarily engaged in the production of oil from properties located in St. Charles Parish, Louisiana. Couba's principal acreage is the Bayou Couba Lease under which Couba owned a 72% working interest in 1,319.991 gross acres. Production from the wells commenced in 1941 and only oil and non-commercial quantities of natural gas were produced. Natural gas has never been produced in commercial quantities, and all gas production wells from the original development of the property were plugged.

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

         On May 1, 2001, we joined with Couba in submitting to the Bankruptcy Court a plan of reorganization whereby we would acquire substantially all the assets and capital stock of Couba. Couba's only assets at the time were its physical oil and gas facilities and it had no other business activities, employees, customers or rights. The plan, as finally confirmed by the Court on November 16, 2001 and, as it became effective on December 31, 2001, provided for the following:

o we acquired substantially all the assets of Couba and its outstanding capital stock,

o        we paid approximately $2.1 million in cash,

o we assumed approximately $3.8 million of senior secured bank debt. On March 12, 2003, the final documentation relating to this indebtedness was executed with the lender. Concurrently with executing the loan documentation, we repaid $2.25 million of principal and interest and, as of that date, there remained owing approximately $1.7 million. The remaining indebtedness was repaid with proceeds from the sale of convertible secured debentures we issued in October 2003.

o        we assumed $204,000 of other additional secured liabilities of Couba,

o we agreed that the holders of unsecured claims aggregating approximately $4.9 million, plus interest accruing at 8% per annum commencing January 1, 2002, would receive payment of 100% of their allowed claims out of an overriding royalty interest in the amount of 3% of the production from existing and new wells on the Bayou Couba Lease. In addition, such claims are to be paid out of a net profits interest granted to the creditors whereby such creditors are allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou Couba Lease , 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou

         Couba Lease and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on a 23.5 square mile area of mutual interest, excluding, however, the Bayou Couba Lease. Upon payment of their allowed claims, inclusive of interest, such royalty and net profits interests terminate.

o we agreed that, after repayment to us of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba Lease and the 23.5 square mile area of mutual interest, including payments we made to all creditors of all classes under the plan, the former holders of equity securities of Couba will be entitled to a working interest in the wells in the Bayou Couba Lease equal to 25% of the working interest obtained by us directly from Couba at the time of confirmation and as a result of the plan of reorganization of Couba and a 25% interest in our interest in the 23.5 square mile area of mutual interest held by us on the effective date of the plan, excluding, however, a 25% interest in the area of mutual interest held by Wiser Oil Company.

The principal asset of Couba we acquired was the Bayou Couba Lease. The lessor is Exxon-Mobil Corp. and the lease is held by production of oil and gas on the property. We further agreed as part of the plan to expend up to $1.1 million to restore existing wells on the property to production, which we had expended as of the end of the third quarter of 2002, and to evaluate the advisability of drilling new wells.

         In addition, the Couba assets we acquired include a gathering system covering approximately 25 miles located on the Bayou Couba Lease, used solely as a production collection system among the wells on the leased property leading to a product distribution point, and various production facilities, geological data, well logs and production information. The information includes 3-D seismic information completed in 1997. The seismic information relates to an area of approximately 23.5 square miles that includes the Bayou Couba Lease, among other acreage. The gathering system we acquired was initially not in operable condition. Subsequently, as part of the approximately $1.1 million we expended to restore existing wells to production we refurbished and upgraded the system so as to be usable. At present the system, which consists of flow lines, connections and related facilities, is used to transport our production of oil and gas to points where it is trans-shipped and sold.

         A portion of the 23.5 square mile area, which excludes the Bayou Couba Lease acreage, is the subject of a further area of mutual interest agreement with Wiser Oil Company, a non-affiliated party, whereby we are entitled to a minimum interest of 75% in any acreage acquired by either party in the area, and we and the other party bear our proportionate share of the costs of developing the area. Wiser Oil Company has certain licensing rights with respect to our 3-D seismic information and is entitled to receive copies of the information. The agreement is in effect for five years and terminates on December 31, 2006.

         In February 2002, we leased 1,729 acres from the State of Louisiana giving us in excess of an aggregate of approximately 3,000 net acres under lease at December 31, 2002, all within the boundaries of the proprietary 3-D seismic data. Wiser Oil Company elected not to participate in the development of the acreage that is the subject of the lease with the State of Louisiana.

         In November 2002, we entered into a four-year joint development agreement with ExxonMobil Corp. relating to both our Couba properties and additional properties owned by ExxonMobil Corp. In December 2003 we entered into an amendment to that agreement. The agreement, as amended, creates an area of mutual interest ("AMI") covering approximately 11,000 acres, all within the 23.5 square mile 3-D seismic area and calls for both parties to make available for development, leases and/or mineral interests each owns within the AMI. The December 2003 amendment (the "Expansion Agreement") expanded the AMI by 2,560 acres, to a depth of 14,000 feet in the additional acreage, subject to us drilling two wells on the property to depths of 8,000 and 7,700 feet, respectively. The first well has been drilled and was plugged after reaching total depth. The second well reached the minimum depth requirement as of February 12, 2004, completing all conditions of the Expansion Agreement. The second well has been temporarily abandoned after we encountered mechanical problems in removing the drilling tools after reaching a total depth of approximately 11,500 feet. We are evaluating whether to reenter or re-drill the well and anticipate recovery of the cost of lost drilling tools and our drilling expenses to be covered by our insurance policy. In addition, the Expansion Agreement extended the term of the AMI by an additional year to a term of five years ending November 2007. In exchange, ExxonMobil Corp. received a carried interest, whereby we pay the drilling expenses incurred, in the two wells to the point at which a determination is to be made whether or not to complete the well, after which if ExxonMobil Corp. elects to participate in the completion of the well, it will receive a 50% working interest or a 25% royalty interest in the wells. Under the agreement, both parties may propose wells for drilling and the non-proposing party may elect whether or not to participate, with that election affecting only the proposed location. If both parties elect to participate in the proposed well, the interest in the well is shared equally. Each party is responsible for its share of costs to develop the acreage within the AMI. Operations of the wells are at the election of the ExxonMobil Corp. but we anticipate that we will drill and operate most wells within the AMI.

         In March 2003, we assigned a 10% participation interest in the Bayou Couba Lease, our lease with the State of Louisiana and the ExxonMobil Corp. AMI to Trans-Atlantic Petroleum Corp. in partial consideration for a $2.0 million financing. This agreement, which has a term of four years or the expiration of the agreement with ExxonMobil Corp., whichever is longer, grants to TransAtlantic the right to acquire a 10% interest in any property we acquire in the 23.5 square mile area, including any property interests acquired through our agreement with ExxonMobil Corp. TransAtlantic is engaged in the exploration, development and production of crude oil and natural gas in Nigeria and the United States. As a consequence of shares it received in consideration for a loan it made to us (176,128 shares) and its purchase of $3.0 million principal amount of our convertible secured debentures in October 2003 (convertible to 6,666,667 shares), it is also the beneficial holder of 6,842,795 shares of our common stock. Mr. John J. Fleming, who became a Director of our company immediately following the transaction, was also the President and a Director of TransAtlantic at the time.

         FEBRUARY 2002 CORPORATE REORGANIZATION

         On February 8, 2002, we completed a corporate reorganization. At a meeting held on January 18, 2002, the stockholders of Gothic approved an arrangement under Section 192 of the Canada Business Corporations Act whereby the stockholders of Gothic voted to exchange all their common shares for our shares. The effect of the reorganization was that Gothic, which had formerly been our parent corporation, became our wholly-owned subsidiary. The stockholders of Gothic tendered their share certificates and received a like number of our shares. All outstanding warrants and options to purchase shares of Gothic now represent the right to purchase our shares on substantially the identical terms and conditions. The shares of Gothic are no longer listed on the TSX Venture Exchange and in their place, our shares are now listed on that exchange, quoted and traded in U.S. dollars under the symbol ANR.U.

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

         The purpose for the reorganization was to permit us to continue our business and operations, all of which are located in the U.S, as a U.S. corporation incorporated in Oklahoma. Our Board of Directors believes that the use of a U.S. corporation whose securities are registered with the U.S. Securities and Exchange Commission (the "SEC") will provide us with a platform to stimulate and increase U.S. market interest in us and facilitate our ability to raise capital in the U.S. and elsewhere in the world.

         At the same meeting, the Gothic stockholders approved the adoption of our 2001 Stock Incentive Plan whereby, among other things, 5,000,000 shares of our common stock were reserved for the issuance of options granted under the plan. The stockholders also approved a reduction, pursuant to the Canadian Business Corporation Act, of Gothic's stated capital. The reduction in stated capital, which was a necessary condition under Canadian law to the completion of the reorganization, did not result in the cancellation or change in the number of shares of Gothic outstanding. The reduction in the stated capital, which amounted to approximately $2.0 million, resulted in the elimination of the accumulated deficit.

         Our officers and Directors remained unchanged after the reorganization and it had no effect on the relative holdings of our stockholders. One of our shares was authorized to be issued in exchange for each share of Gothic. No cash was issued in the transaction except stockholders who perfected their dissenters' rights in accordance with Canadian law were entitled to receive cash. No stockholders perfected their dissenters rights.

         Through December 2001, our activities were conducted through Gothic and Gothic may be deemed our predecessor.

         OTHER ACTIVITIES

         As of September 30, 2002, we owned leasehold interests in approximately 33,185 gross (10,289 net) acres in eastern Oklahoma with 4 gross (3.5 net) wells which were not producing. The leases are located in the Arkoma Basin. This area is believed to contain coalbed methane prospects for the production of natural gas. In October 2002, we sold these Oklahoma leasehold interests for $1.003 million, subject to post closing adjustments, to a non-affiliated purchaser. We recorded loss from this transaction in the amount of $726,348 in 2002 and a gain resulting from post-closing adjustments in 2003 of $43,937.

         At December 31, 2001, we held an aggregate of 7,870,419 shares of First Calgary Petroleum Ltd., an oil and gas exploration and development company listed on The Toronto Stock Exchange. We had acquired 7,918,919 of these shares on conversion in November 1999 of a loan in the amount of $2.0 million we made to First Calgary in December 1997. In January 2002, we sold all 7,870,419 shares for net proceeds of $2.3 million. Separately from the foregoing, we also exercised for $163,000 warrants for the purchase of 400,000 shares of First Calgary stock. These shares were sold in December 2002 for $335,000 and in January and February 2003 for $208,000 for total proceeds of $543,000. First Calgary is not an affiliate of ours.

OIL AND GAS RESERVES

         The tables below set forth information as of December 31, 2003 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Netherland, Sewell and Associates, Inc. The calculations which Netherland, Sewell and Associates, Inc. used in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. All estimates were prepared based upon a review of production histories and other geologic, economic, ownership and engineering data we believe to be accurate. The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves we own.

                                        OIL           GAS           TOTAL
                                       (MBbl)        (Mmcf)        (MBble)
                                       ------        ------        -------

Proved developed producing             24.85          1.89          25.16
Proved developed non-producing         86.09        210.54         121.18
Proved undeveloped                     68.61         60.04          78.62
Total proved                          179.55        272.47         224.96


                                          PROVED       PROVED        TOTAL
                                        DEVELOPED    UNDEVELOPED     PROVED

Estimated future net revenue(a)           $3,152,700   $1,213,100     $4,365,800
Present value of future net revenue(b)    $2,787,800   $  901,900     $3,689,700

           -----------------------
           (a) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2003. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $29.25 per barrel of oil and $5.97 per Mmbtu of gas.

          (b) Present value of future net revenues represents estimated future net revenues discounted using an annual discount rate of 10%.

         Assuming that we expend approximately $1.1 million during 2004 and an additional $78,000 in future periods to develop these reserves, the future net revenue attributable to our estimated proved developed non-producing reserves and proved undeveloped reserves would be calculated to be $3.99 million at December 31, 2003, with the present value thereof to be $3.34 million. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. At December 31, 2003, the capital necessary to develop these additional reserves was unavailable to us. Through December 31, 2003, we had expended approximately $7.7 million for development of the Bayou Couba properties.

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

As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the actual quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the present value thereof are based upon certain assumptions, including prices, future production levels and costs that may not prove correct. Fluctuations in commodities prices will impact the economic viability of the production of oil and gas. Predictions about prices and future production levels are subject to great uncertainty, and the foregoing uncertainties are particularly true as to proved undeveloped reserves, which are inherently less certain than proved developed reserves. Accordingly, our existing claimed reserves and any reserves we may discover in the future are and will be subject to these uncertainties.

         The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2003, all of our operations and reserves are located in that area.

DRILLING ACTIVITY

         The following table sets forth information as to the wells we completed during the periods indicated. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest therein.

                                    YEAR ENDED DECEMBER 31,
                             2001         2002(1)(2)           2003
                        Gross    Net    Gross     Net     Gross      Net
Development
  Productive             -0-     -0-     -0-      -0-      5.0      1.56
  Non-productive         -0-     -0-     -0-      -0-      -0-       -0-
Exploratory
  Productive             -0-     -0-     4.0      3.5      1.0      0.63
  Non-productive         -0-     -0-     -0-      -0-      1.0      0.35

(1) Wells drilled on leasehold interests owned in eastern Oklahoma which were sold in October 2002

(2) Excludes 5 (4.06 net) wells drilled by prior owners on the Bayou Couba properties which we returned to production during 2002.

PRESENT ACTIVITIES

         In July 2002, we completed the restoration activities on the Bayou Couba Lease and brought the operation into compliance with applicable regulatory requirements. We also completed reprocessing the 3-D seismic information we acquired as part of the Couba transaction and we are continuing to review that data. We also were able to get five well bores on the Bayou Couba lease that had been drilled by the former owners into a producing condition.

         Our activities in 2002 also included refurbishing the gathering line connected to the wells. This gathering line delivers our current production of natural gas to the Transco pipeline for further delivery to an interstate pipeline.

         In February 2003, we commenced drilling on the Bayou Couba Lease and by December 31, 2003, we had drilled and completed 6 (2.19 net) wells on the property. At December 31, 2003, combined production from all our producing wells on the property was approximately 400 (120 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. One well drilled during 2003 was unsuccessful and was plugged.

         Our drilling plans for 2004 include the re-completion of two wells drilled in the second quarter of 2003, the drilling of the second well required pursuant to the ExxonMobil Expansion Agreement and additional drilling within the boundaries of the AMI, subject to capital then being available. The second well required pursuant to the ExxonMobil Expansion Agreement was drilled to the depth required to meet the conditions of the Expansion Agreement but was temporarily abandoned after we encountered mechanical problems in removing the drilling tools after reaching a total depth of approximately 11,500 feet. We are evaluating whether to re-enter or re-drill the well. We anticipate the cost of the lost drilling tools and our drilling expenses in re-entering or re-drilling the well to be covered by our insurance policy.

         A "development well" is defined as a well drilled within a proved area of an oil or gas reservoir to a depth of a strategaphic horizon known to be productive. An "exploratory well" is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

PRODUCTIVE WELL DATA INFORMATION

         The following table sets forth the interests we own in productive wells as of December 31, 2003.

                                 AREA                  WELL COUNT
                                 ----                  ----------
                                                    GROSS(1)   NET(1)
                                                    --------   ------
          St. Charles Parish, Louisiana                11       6.25

         ---------------------
         (1) All of such wells have been classified as primarily oil producing wells.

PRODUCTION VOLUMES, REVENUE, PRICES AND PRODUCTION COSTS

         The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the two years ended December 31, 2003. We had no material production of oil and natural gas in the year ended December 31, 2001. All of our production was from our properties located in St. Charles Parish, Louisiana.

                                              Year Ended December 31,
                                       ----------------------------------------
                                       2003              2002              2001
                                       ----              ----              ----
Net Production(1)
   Oil (Mbbl)                            50.3             11.9                --
   Natural Gas
   (Mmcf)                                 6.2             13.1                --
   Oil Equivalent
   (Mbble)                               51.3             14.1                --

Oil and Natural

Gas Sales:
   Oil                            $ 1,666,865      $   274,803                --
   Natural Gas                    $    32,127      $    33,711                --
   Total                          $ 1,698,992      $   308,514                --

Average Sales
Price:
   Oil ($per Bbl)                 $     33.17      $     23.07                --
   Natural Gas
     ($per  Mcf)                  $      5.18      $      2.58                --
   Oil Equivalent
     ($per Bble)                  $     33.13      $     21.90                --

Oil and Natural
     Gas Costs:
   Lease operating
     expenses                     $   495,409      $   481,711                --
   Production Taxes               $    66,807      $    11,115                --

   Net gain (loss)
     from sale of
     oil and
     natural gas
     properties                   $    43,937      ($  726,348)               --

   Impairment of
     oil and
     natural gas
     properties                   $   653,886      $ 6,476,993       $   572,705

Depreciation,
     depletion and
     amortization                 $   919,628      $   410,050                --

Average
   production cost
   per unit of
   production                     $     10.96      $     34.19                --

1) Includes only production owned by us and produced to our interest, less royalties and production due others. 468 and 1,638 barrels of oil were produced in December 2003 and 2002 but not sold until January 2004 and 2003, respectively, and are included in inventory at December 31, 2003 and 2002 at the lower of production cost and DD&A, or market.

DEVELOPMENT, EXPLORATION AND ACQUISITION EXPENDITURES

         The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

                                Year Ended        Year Ended         Year Ended
                               December 31,      December 31,       December 31,
                                   2001             2002               2003
                              ------------      ------------        ------------
Development Costs              $        --      $   681,102       $ 2,953,794
Exploration Costs              $   364,867      $ 2,842,783       $ 1,331,286
Acquisition Costs(1)           $ 7,728,164      $   535,680       $   262,130
Sales of Oil and Gas
   Properties                         --        $(1,667,581)      $  (618,855)

Capitalized Interest                  --        $   275,857       $   712,829
                               -----------      -----------       -----------
Total                          $ 8,093,031      $ 2,667,841       $ 4,641,184

(1) Acquisition costs exclude asset retirement costs of $430,000 upon implementation of SFAS 143 as of January 1, 2003.

ACREAGE

         The following table sets forth as of December 31, 2003, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. "Gross" acres are the total number of acres in which we own a working interest. "Net" acres refer to gross acres multiplied by our fractional working interest.

                                                        Total Developed and
                  Developed(1)       Undeveloped(1)         Undeveloped
                  ------------       --------------         -----------
       Area      Gross     Net      Gross      Net        Gross       Net
       ----      -----     ---      -----      ---        -----       ---
Louisiana        1,320    1,072     1,912      1,554      3,232     2,626
Total            1,320    1,072     1,912      1,554      3,232     2,626

(1) Net acreage assumes that we maintain our existing working interest percentage in all future development. An election by ExxonMobil to participate in our acreage pursuant to the ExxonMobil joint development agreement we entered into in November 2002 will reduce our net owned acreage position. Our participation in ExxonMobil acreage under that agreement will serve to increase our net acreage position. At December 31, 2003, ExxonMobil was providing 3,240 gross acres to the joint development agreement area. As the agreement was amended in December 2003, ExxonMobil agreed to provide an additional 2,560 gross acres (to a depth of 14,000 feet) to the joint development agreement.

MARKETING

         Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2003, our oil sales to Teppco Crude Oil, L.P. of $1,666,865 accounted for 98% of our total oil and gas sales. We believe we are not materially dependent upon Teppco for our sales inasmuch as we believe there are numerous other purchasers for our oil production at competitive prices. Our gas sales to Transcontinental Pipeline Corporation of $32,127 accounted for 2% of our total oil and gas sales. We believe that the loss of these customers would not have a material adverse effect on our results of operations or our financial position.

         We have no obligations to provide fixed or determinable quantities of oil or natural gas in the future under existing contracts or agreements.

HEDGING ACTIVITIES

         We have not utilized hedging strategies to hedge the price of our future oil and gas production or to manage our fixed interest rate exposure.

COMPETITION

         The oil and natural gas industry is highly competitive in all of its phases. We are not a significant factor in the overall production of oil and natural gas. We encounter competition from other oil and natural gas companies in all areas of our operations, including the marketing of oil and natural gas and the acquisition of producing properties. Most all of these companies possess greater financial and other resources than we do. Because gathering systems are the only practical method for the intermediate transportation of natural gas, competition is presented by other pipelines and gas gathering systems. Because oil and natural gas is sold as a commodity, pricing is not a factor in our competition. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. Because the primary markets for natural gas liquids are refineries, petrochemical plants and fuel distributors, prices are generally set by or in competition with the prices for refined products in the petrochemical, fuel and motor gasoline markets.

REGULATION

         General

         Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2003, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months, however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.

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

EMPLOYEES

         As of December 31, 2003, we employed five persons, of which two were executive officers and three were operations personnel. We outsource our accounting function, field pumping operations and TSX Venture Exchange administration. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

ORGANIZATION

         We are an Oklahoma corporation organized in January 2001. In June 2001, we became a wholly-owned subsidiary of Gothic. In January 2002, as a result of an arrangement under Section 192 of the Canada Business Corporations Act and an order of the Supreme Court of British Columbia, we became the parent corporation of Gothic and the holders of Gothic shares exchanged their shares for our shares. Gothic may be deemed to be our predecessor.

OFFICES

         Our principal office is located at 7030 South Yale, Suite 404, Tulsa, Oklahoma 74136. Additionally, we maintain office space in The Woodlands, Texas. Our leased premises include approximately 6,472 square feet and are leased for various terms expiring in 2004. The annual aggregate rental is $50,196. The facilities are considered adequate for our present activities.

ITEM 2 - DESCRIPTION OF PROPERTY:
--------------------------------

         A description of our properties appears in Item 1 of this Annual Report on Form 10-KSB.

ITEM 3 - LEGAL PROCEEDINGS:
--------------------------

                  On October 7, 2003, we were served with a Summons and Complaint in litigation instituted against us by Wiser Oil Company in the United States District Court for the Eastern District of Louisiana. In the litigation, Wiser is seeking to have the Court determine, among other things, the rights and obligations of the parties and to have the Court compel performance by us of certain provisions and to stop us from taking certain other actions with respect to matters allegedly arising under a Leasehold Acquisition and

Development Agreement entered into by us with Wiser in February 2002. The matters relate to interpretations under the agreement of Wiser's rights to a 25% participation in oil and gas interests acquired by us in an area of mutual interest created by the agreement in return for a payment of 25% of the acquisition cost. These interests relate to acreage outside our Bayou-Couba Lease acreage in the area that is the subject of our joint development agreement with Exxon/Mobil Corporation. Wiser is also seeking unspecified damages based on allegations that we have not performed under the agreement in good faith. We have filed an answer and counter-claim in the litigation and the parties are engaged in discovery proceedings. We believe that we have good and meritorious defenses in the litigation.

         No other legal proceedings are pending against us other than ordinary litigation incidental to our business, the outcome of which we believe will not have a material adverse effect on us.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
------------------------------------------------------------

         No matter was submitted during the fourth quarter of the year ended December 31, 2003 to a vote of securityholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
------------------------------------------------------------------------
BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES:
----------------------------------------------

         Our common shares are traded on the TSX Venture Exchange, Inc. under the symbol ANR.U. Our common shares are not currently traded on any United States stock exchange or in the over-the-counter market in the United States, and, accordingly, there is currently no public market for our common shares in the United States.

         The reported high and low sales prices for our common shares, as reported by the TSX Venture Exchange, on a calendar quarterly basis for the most recent two calendar years ended December 31, 2003 and through March 19, 2004 were as follows. The prices for our shares were traded in and reported by the Exchange in Canadian dollars through February 11, 2002 and in United States dollars during the period February 12, 2002 through the present.

                              PRICES
                              --------------------------------------------------
                              HIGH              LOW                SHARE VOLUME
                              --------------------------------------------------
         2002
                              (CDN)    (US)     (CDN)     (US)
First Quarter                 $0.77    $0.72    $0.57    $0.54     1,472,002 (1)
Second Quarter                --       $0.55    --       $0.32       957,001
Third Quarter                 --       $0.41    --       $0.25       809,980
Fourth Quarter                --       $0.54    --       $0.25     1,570,120
                              --------------------------------------------------
         2003
--------------------------------------------------------------------------------
                              (CDN)    (US)     (CDN)     (US)
First Quarter                 --       $0.83    --       $0.35     4,805,444
Second Quarter                --       $0.80    --       $0.35     1,088,354
Third Quarter                 --       $0.90    --       $0.41     4,296,356
Fourth Quarter                --       $1.20    --       $0.59     4,786,896
                              --------------------------------------------------
         2004
--------------------------------------------------------------------------------
First Quarter (through
March 19,)                    --       $1.15    --       $0.31     4,363,754


(1) Includes share volume during the period February 12, 2002 through March 31, 2002. Share volume prior to that date is no longer available.

         Current prices for our shares on the TSX Venture Exchange can be found on the Internet at www.TSE-CDNX.com.

         As of January 30, 2004, we had 2,959 stockholders of record.

         We intend to seek to have a trading market for our common shares develop in the United States. There can be no assurance that we will be successful in this regard. We do not meet the requirements to have our common shares included in any NASDAQ trading system or listed on any national securities exchange. However, we do intend to seek to have our shares quoted on the OTC Bulletin Board(R). In order to do so, a broker-dealer in securities in the United States may be required to file with the National Association of Securities Dealers, Inc. a notice that will enable the broker-dealer to enter quotations for our common shares on the OTC Bulletin Board(R). There can be no assurance that a broker-dealer will file such a notice or, if filed, that quotations will be accepted on the OTC Bulletin Board(R). Further, there can be no assurance that if a broker-dealer commences to enter bid and asked quotations for our common shares in the OTC Bulletin Board(R) that a viable and active trading market will develop.

DIVIDEND POLICY

         We do not intend to pay any dividends on our Common Stock for the foreseeable future. Any determination as to the payment of dividends on our Common Stock in the future will be made by our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial condition and future prospects as well as such other factors as our Board of Directors may deem relevant. Under the terms of the $12.0 million principal amount of Debentures issued in October 2003, we are prohibited from declaring or paying any dividends, other than stock dividends.

         RECENT SALES OF EQUITY SECURITIES SOLD DURING THE YEAR ENDED
 DECEMBER 31, 2003 NOT REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED.

         During the year ended December 31, 2003 we issued the following securities not requiring registration under the Securities Act of 1933, as amended:

1. On February 14, 2003, we issued 166,700 shares of Common Stock to Middlemarch Partners Ltd. in connection with a loan it made to us. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the "Securities Act") by virtue of the exemption afforded by Section 4(2) thereof. Such person purchased the shares for its own account, for investment and not with a view to the distribution of the shares. The certificate for the shares bears a restrictive legend and stop transfer instructions have been placed against the transfer of the shares. No underwriter participated in the sale of the securities.

2. On March 26, 2003, we issued 688,000 shares of our Common Stock to Quest Investment Corporation (which corporation subsequently merged with and into Quest Capital Corp.), as principal and agent, in consideration for a loan it made to us. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the "Securities Act") by virtue of the exemption afforded by Section 4(2) thereof. Such persons purchased the shares for their own account, for investment and not with a view to the distribution of the shares. The certificates for the shares bear a restrictive legend and stop transfer instructions have been placed against the transfer of the shares. No underwriter participated in the sale of the securities.

3. On October 21 and 31, 2003, we issued an aggregate of $12.0 million of our 8% Convertible Secured Debentures due September 30, 2005. The Debentures were issued in a transaction exempt from and not requiring registration under the U.S. Securities Act of 1933, as amended, by virtue of Regulation D and Regulation S adopted under that Act. The securities were sold to "accredited investors", as defined in Regulation D, and all of whom resided outside of the United States. No underwriter participated in the sale of the securities. We paid a commission of $360,000 in connection with the transaction. The principal amount of the Debentures is convertible into shares of our Common Stock at any time while the Debentures are outstanding at a conversion price of $0.45 per share.

4. On December 10, 2003, we issued 100,000 shares of our Common Stock to Canaccord Capital Corporation in settlement of sums claimed arising out of a proposed financing that was not concluded. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, (the "Securities Act") by virtue of the exemption afforded by
Section 4(2) thereof. Such person acquired the shares for its own account, for investment and not with a view to the distribution of the shares. The certificate for the shares bears a restrictive legend and stop transfer instructions have been placed against the transfer of the shares. No underwriter participated in the sale of the securities.

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         No purchases of shares of our Common Stock, par value $.01 per share, were made by us or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2003.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:
------------------------------------------------------------------

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

                  Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2003 and 2002, totaling approximately $5.7 and $8.7 million and negative cash flow from operations in each of 2003 and 2002, which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves. See the discussion under the caption "How We Have Financed Our Activities".

         The independent accountants' report on our financial statements as of and for the years ended December 31, 2003 and 2002 includes an explanatory paragraph which states that we have sustained substantial losses, an accumulated deficit, a working capital deficiency and negative cash flow from operations in each of 2003 and 2002 that raise substantial doubt about our ability to continue as a going concern.

         In the ordinary course of business, we have made and expect to continue to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements with the proceeds of debt and private offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.

STATEMENTS OF OPERATIONS

A Comparison of Operating Results For The Years Ended December 31, 2003 and December 31, 2002

         We incurred a net loss of $5,682,000 during the year ended December 31, 2003 compared to a net loss of $8,731,000 for the year ended December 31, 2002. During the year ended December 31, 2003, our revenues were comprised of oil and gas sales and operations income totaling $1,743,000 compared with oil and gas sales and operations income of $311,000 in 2002. Our oil and gas sales and operations income for the year ended December 31, 2003 continued to increase because of the revenues resulting from our increased oil and gas production from the wells drilled in both 2002 and 2003. At December 31, 2003, we had 11 (6.25 net) wells producing approximately 400 (120 net) barrels of oil equivalents per day, whereas at December 31, 2002 we had 5 (4.06 net) wells producing approximately 75 (50 net) barrels of oil per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. We had interest and other income in 2003 of $4,200 compared with interest and other income of $166,000 in 2002. This reduction in our interest income is the consequence of our lower cash balances during 2003. Other income in 2002 of $164,000 principally represents the recovery of accounts receivable written off in prior periods.

         Our total expenses were $6,423,000 for the year ended December 31, 2003 as compared to $9,208,000 for the year ended December 31, 2002. Total expenses decreased due to lower impairment charges in 2003.

         Our general and administrative expenses in 2003 were $1,938,000 compared to $1,378,000 in 2002. These expenses also increased in 2003 because of our increased activities directed at the development of additional wells and production of oil and gas from those wells. Interest expense, net of interest capitalized of $713,000 and $276,000 in 2003 and 2002, respectively, increased to $440,000 in 2003 from $54,000 in 2002. While debt outstanding increased during 2003, interest expense also reflects the amortization of a beneficial conversion feature related to the issuance in October 2003 of the Company's Debentures. Such amortization of the beneficial conversion feature was $399,000 in 2003. The Debentures are convertible into shares of our Common Stock at a conversion price of $0.45 per share. On the dates the transaction was completed, the closing price for our Common Stock was $0.70 per share. Accordingly, because the conversion price was less than the market price on the dates the transaction was completed, a beneficial conversion feature of $6.7 million was attributed to the Debentures. Such amount will be amortized to interest expense over the life of the Debentures which mature on September 30, 2005. If debentures are converted prior to maturity, any unamortized amount attributed to such debentures will be expensed at the time of conversion. Lease operating expenses of $496,000, production taxes of $67,000 and depletion, depreciation and amortization of $1,103,000 in 2003 increased from $482,000, $11,000, and $433,000, respectively in 2002 reflecting the increase in production in 2003. We incurred an impairment charge reflecting a write-down of the carrying value of our oil and gas properties of $654,000 in 2003 compared to an impairment charge of $6,477,000 in 2002. Our impairment charges in 2003 and 2002 were the result of the excess of the capitalized cost of our oil and gas properties over the estimated future net cash flows to be derived from those proved reserves.

         In 2003, we had a gain on the sale of marketable securities of $173,000 and a foreign exchange loss of $1,716,000. In 2002, we had a gain on the sale of marketable securities of $553,000 and a foreign exchange gain of $14,000. The larger gain in 2002 was the result of the sale of more shares in 2002 than in 2003. The Company no longer holds marketable securities at December, 2003. Our foreign exchange gains and losses arise out of an inter-company indebtedness owing by ANEC to our wholly-owned subsidiary, Gothic, which is repayable in Canadian dollars. The foreign exchange loss in 2003 was caused by the strengthening of the Canadian dollar against the US dollar. In 2003, we also incurred a loss of $222,000 as the result of the redemption of debt relating to the early payoff of the TransAtlantic Petroleum production loan, the Quest Capital note and the Bank One note from the proceeds of the Debentures. We had no such loss in 2002. We had a gain on the sale of oil and gas properties in 2003 of $44,000 compared to a loss of $726,000 in 2002. The loss in 2002 was due to the sale of our Oklahoma coalbed methane leasehold interests

         We also had a charge for the cumulative effect of an accounting change resulting from the application of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of $1.0 million. We had no comparable charge in 2002.

         Our accounts payable increased to $3,600,000 at December 31, 2003 from $1,900,000 at December 31, 2002 resulting primarily from the increased scale of our operations. We are not aware that our accounts payable are in default or arrears to any material extent.

A Comparison of Operating Results For The Years Ended December 31, 2002 and December 31, 2001

         We incurred a net loss of $8,731,000 in the year ended December 31, 2002 compared to a net loss of $999,000 for the same period in 2001. During 2002, our income was comprised of interest and other income of $166,000 and of oil and gas and operations revenues of $311,000. Our oil and gas operations revenues in 2002 reflect the revenues from the production from the four (three and one-half net) wells we drilled in 2002. We had no productive wells producing revenues in 2001. Interest income was $2,500. This compares with interest income of $64,000 in 2001. Interest income in 2002 was less than 2001 because of lower average cash balances. Other income of $164,000 represents the recovery of accounts receivable written off in prior periods. We had no such recoveries in 2001.

         In 2001, our activities were directed primarily towards the completion of our acquisition of the Couba properties and we were not actively engaged in development and production activities. In 2002, virtually all of our general and administrative expenses increased because of our oil and gas well drilling activities and our activities related to the production of oil and gas. Reflecting these operations, salary expenses increased by $348,000, audit and legal expenses increased by $114,000 and office rent and related expenses increased by $107,000.

         Our expenses were $9,208,000 for the year ended December 31, 2002 as compared to $1,063,000 for the same period in 2001. Our general and administrative expenses increased from $650,000 in 2001 to $1,378,000 in 2002 resulting from increased activity in changing to active operations. In 2002 we had lease operating expenses of $482,000, production taxes of $11,000 and depreciation, depletion and amortization of $433,000, all of which were usual expenses incurred in oil and gas production activities. We also had a loss on sale of oil and gas properties and fixed assets of $726,000 and $100,000, respectively. These were the result of sales of our Oklahoma natural gas properties and related assets. Additionally, we had a write down on the value of oil in inventory at December 31, 2002 of $114,000 which was the result of reflecting an adjustment of inventory valuations to the lower of cost or market price. We had no comparable expenses in 2001.

         We incurred an impairment charge reflecting a write-down of the carrying value of our oil and gas properties of $6,477,000 in 2002 compared to an impairment charge of $573,000 in 2001. Our impairment charge in 2002 was the result of the excess at December 31, 2002 of the capitalized cost of our oil and gas properties over the estimated future net cash flows to be derived from those proved reserves.

         In 2002, we had a gain on the sale of marketable securities of $553,000, resulting from the sale of shares of First Calgary Petroleum Ltd. and T&H Resources, neither of which companies was an affiliate of ours, and a foreign exchange gain of $14,000. In 2001, we had a gain on the sale of marketable securities of $77,000 and a foreign exchange gain of $90,000.

LIQUIDITY AND CAPITAL RESOURCES

Years Ended December 31, 2003 and December 31, 2002.

         Our net cash used in operations was $361,000 for the year ended December 31, 2003 as compared to net cash used in operations of $105,000 for 2002. While production from our drilling program has increased revenues in 2003, such increase has not been sufficient to fund our operations. We have funded our capital expenditures and operating activities through a series of private debt and equity transactions. At December 31, 2003, we do not have any available borrowing capacity under existing credit facilities. We have substantial needs for funds to develop our oil and gas prospects and opportunities identified in our AMI. At December 31, 2003, we have committed to expend up to approximately $850,000 for drilling activities in 2004. This capital expenditure will be funded from our available cash which includes the remaining portion of the proceeds from the sale of our Debentures in October 2003. To the extent additional funds are required to fully exploit and develop the ExxonMobil Corp. AMI, it is management's plan to raise additional capital through the sale of our equity securities or the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

         Cash used in operating activities was impacted in 2003 by a gain of $173,000 on the sale of marketable securities and a foreign currency exchange loss of $1,716,000, which did not affect our cash position. Depletion, depreciation and amortization was $1,103,000 in 2003, resulting from increased activity in our oil and gas operations, compared to $433,000 in 2002. Accounts receivable, accounts payable, accrued liabilities and interest increased significantly in 2003 over 2002 because of the expanded scope of our activities. We also incurred a non cash impairment charge against our oil and gas properties in the amount of $654,000, resulting from ceiling test write-down, in 2003 compared to $6,477,000 in 2002. An impairment charge, or also referred to as a ceiling test write down, is the result of the capitalized cost of our oil and gas properties exceeding at December 31, 2003 and December 31, 2002 the estimated future net cash flows to be derived from our proved reserves as of those respective dates. During the year ended December 31, 2003 we had a charge for the cumulative effect of an accounting change resulting from the application of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of $1,005,000 million. We had no comparable charge in 2002.

         We used $4,109,000 of net cash in investing activities during the year ended December 31, 2003 compared to net cash used of $1,421,000 million in 2002. The 2003 cash used in investing activities includes $4,635,000 for the purchase and development of oil and gas properties and $144,000 for the purchase of fixed assets compared to $4,060,000 million and $946,000, respectively, in 2002. Proceeds from the sale of marketable securities, net of cash expended on purchases of marketable securities, were $208,000 in 2003 compared to approximately $2,582,000 in 2002. Proceeds from the sale of oil and gas properties amounted to $462,000 in 2003 compared to $941,000 in 2002.

         Our net cash provided by financing activities for the year ended December 31, 2003 was $6,039,000 compared to $512,000 provided in 2002. The activity in 2003 was the result of new financing from Quest Investment Corporation (which subsequently merged with and into Quest Capital Corp.), TransAtlantic Petroleum (USA) Corp. and the private placement of Convertible Secured Debentures and reflects the repayments to Middlemarch Partners Limited, Bank One, Quest Capital Corp. and TransAtlantic Petroleum (USA) Corp.

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

CRITICAL ACCOUNTING POLICIES

Oil and Gas Properties

         We account for our oil and gas exploration and development activities using the full cost method (as opposed to the successful efforts method) of accounting prescribed by the SEC. Accordingly, all our productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and depleted using the units-of-production method based on proved oil and gas reserves. We capitalize our costs including salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and natural gas properties, asset retirement costs, as well as other directly identifiable general and administrative costs associated with these activities. These costs do not include any costs related to production, general corporate overhead, or similar activities. Our oil and natural gas reserves will be estimated annually by independent petroleum engineers. Our calculation of depreciation, depletion and amortization ("DD&A") includes estimated future expenditures that we believe we will incur in developing our proved reserves and the estimated dismantlement and abandonment costs, net of salvage values. Quarterly, we will perform a review of the carrying costs of our oil and gas properties to assess whether such costs are fully recoverable from future cash flows. In the event the unamortized cost of the oil and natural gas properties we are amortizing exceeds the full cost ceiling as defined by the SEC, we will charge the amount of the excess to expense in the period during which the excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from our oil and natural gas properties. Changes in our estimates or declines in prevailing oil and natural gas prices could cause us to reduce in the near term our carrying value of our oil and natural gas properties. A write-down arising out of these conditions is referred to throughout our industry as a full cost ceiling write-down.

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

Revenue Recognition

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

Income taxes

         As part of the process of preparing the consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, depletion and amortization, and certain accrued liabilities for tax and accounting purposes. These differences and the net operating loss ("NOL") carryforwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provisions in the consolidated statement of operations.

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

     Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2003 and 2002 we have a deferred tax asset of approximately $5.6 million and $4.0 million for which we have recognized a $5.6 million and $4.0 million valuation allowance, respectively.

Notes payable and long-term debt

         We account for notes payable and long-term debt by recording the face amount of the debt instrument adjusted for any premium or discount realized on the issuance of the instrument. The premium or discount is amortized to expense utilizing the effective interest rate method for debt instruments with scheduled repayment terms, and by utilizing units of production basis for production based loan agreements. Any un-amortized premium or discount remaining at early retirements of a debt instrument is recorded as a gain or loss as applicable.

HOW WE HAVE FINANCED OUR ACTIVITIES

         Our activities since 2002 have been financed primarily from private sales of debt and equity securities. Most recently, in October 2003, we completed the private sale of $12.0 million principal amount of 8% Convertible Secured Debentures (the "Debentures") due September 30, 2005. The Debentures bear interest payable quarterly commencing December 31, 2003 at 8% per annum. The outstanding principal of the Debentures is convertible into shares of our Common Stock at any time prior to maturity at a conversion price of $0.45 per share, subject to anti-dilution adjustment, and the Debentures are redeemable by us at any time after October 1, 2004 if the average weighted price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166-2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. A finder's fee in the amount of $360,000 was paid to Middlemarch Partners Limited in connection with the financing. We used approximately $5.9 million of the proceeds of the financing for the repayment of secured debt, approximately $2.1 million for the payment of accounts payable and intend to use the balance primarily for exploration and development of our Bayou Couba oil and gas leases within the ExxonMobil Joint Development Project in St. Charles Parish, Louisiana. The secured indebtedness repaid included $2.5 million to Quest Capital Corp., which bore interest at 12% per annum, was due October 31, 2003, and was collateralized by a first lien on substantially all our assets, and approximately $1.7 million owing to Bank One Michigan, NA, which bore interest at the bank's prime rate plus 2%, was due December 31, 2003 and was collateralized by a junior lien on substantially all our assets. In addition, we paid out of the proceeds a $1.7 million production payment owing to TransAtlantic Petroleum (USA) Corp. TransAtlantic retained its 10% participation right in our AMI with ExxonMobil Corp. described above which was granted as partial consideration for the $2.0 million financing entered into in March 2003. On both October 21 and 31, 2003, the dates the transaction was completed, the closing sale prices for our shares were $0.70 on the TSX Venture Exchange.

         In connection with the financing and under the terms of the transaction, John Fleming, formerly Chairman and Director of TransAtlantic, and Jules Poscente, Chairman and Director of Eurogas Corp., both of Calgary, Alberta, were elected to our Board of Directors. Mr. Fleming died on March 3, 2004 and it is expected that another person to be selected by the holders of the Debentures will be elected to our Board of Directors.

         Purchasers of the Debentures included TransAtlantic Petroleum Corp., $3.0 million principal amount, and Quest Capital Corp., $500,000 principal amount. Mr. Brian Bayley, who has been a Director of our company since June 2001, is also President and Chief Executive Officer of Quest Capital Corp. and a Director of TransAtlantic. In addition, Bonanza Energy Ltd., a corporation of which Mr. Fleming was the sole shareholder, purchased $500,000 principal amount of Debentures. Out of the proceeds of the sale of the Debentures, TransAtlantic was paid $1.7 million in payment in full of a production payment owing to it and Quest Capital Corp. was paid $2.5 million in repayment of a loan. Quest Capital Corp. is engaged in merchant banking activities in Canada and elsewhere which includes providing financial services to small and mid-cap companies operating primarily in North America. Quest Investment Corporation is a predecessor company of Quest Capital Corp..

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

         At December 31, 2003, we have committed to expend up to approximately $850,000 for drilling activities in 2004. This capital expenditure will be funded from our available cash which includes the remaining portion of the proceeds from the sale of our Debentures in October 2003. We currently have no borrowing capacity with any lender. To the extent additional funds are required to fully exploit and develop this area, it is management's plan to raise additional capital through the sale of our equity securities or the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

         Our business strategy requires us to obtain additional financing and our failure to do so can be expected to adversely affect our ability to further the development of our ExxonMobil AMI, grow our revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability. There can be no assurance we will obtain this additional funding. Such funding may be obtained through the sale of equity securities or by incurring additional indebtedness. Without such funding, our revenues will continue to be limited and it can be expected that our operations will not be profitable. In addition, any additional equity funding that we obtain may result in material dilution to the current holders of our common stock.

         We intend, as opportunities arise, to evaluate the acquisition and development of additional leasehold interests. We are unable at this time to state whether or where any such additional properties may be acquired, to estimate the purchase price for any properties we may acquire or to state the terms on which financing for these purposes can be obtained.

ACCOUNTING MATTERS

         Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142") were issued by the Financial Accounting Standards Board in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The Emerging Issues Task Forces
(EITF) is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-S, Application of SFAS No. 142, Goodwill and Other Intangible Assets to Oil and Gas Companies, considers whether oil and gas drilling rights are subject to the classification and disclosure provisions of SFAS 142 if they are intangible assets. We classifiy the cost of oil and gas mineral rights as proved and unproved oil and natural gas properties and believe that this is consistent with oil and gas accounting and industry practice. If the EITF determines that oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS 142, we estimate that $3.8 million and $2.7 million would be classified on our consolidated balance sheets as "intangible undeveloped leasehold" and $2.4 million and $830,000 would be classified as "intangible developed leasehold" as of December 31, 2003 and 2002, respectively. These amounts are net of accumulated DD&A. There would be no effect on the consolidated statements of operations or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

         We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

         In July 2002, the FASB issued Statement of Financial Accountings Standards No. 146, Accounting For Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. Adoption of this standard did not have any impact on our financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. We are not a guarantor under any significant guarantees and thus this interpretation did not have a significant effect on our financial position or results of operations.

          In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation of variable interest entities (VIEs) by business enterprises. The primary objective of FIN 46 is to provide guidance on the identification and financial reporting of entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. An enterprise shall consider the rights and obligations conveyed by its variable interest in making this determination. At December 31, 2003, we did not have any entities that would qualify for consolidation in accordance with the provisions of FIN 46, as amended. Therefore, the adoption of FIN 46, as amended, did not have an impact on our consolidated financial statements

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. We currently have no derivatives, embedded derivatives requiring bifurcation and separate measurement, or hedging activities, therefore, the implementation of SFAS 149 did not have any effect on our financial opposition, results of operations, or cash flows.

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 became effective for us starting in the quarter ended September 30, 2003. The application of SFAS 150 did not have any effect on our financial position, results of operations or cash flow.

         In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin 104, Revenue Recognition. SAB 104 revises or rescinds certain guidance included in previously issued staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations relating to revenue recognition. This bulletin was effective immediately upon issuance. Our current revenue recognition policies comply with SAB 104.

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

RISKS RELATING TO US AND THE OIL AND GAS INDUSTRY

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS UNCERTAIN

         Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2001, 2002 and 2003, totaling approximately $1.0 million, $8.7 million and $5.7 million, respectively, and had a working capital deficiency at December 31, 2003 of approximately $116,000. We had a negative cash flow from operations in 2003 and 2002. While production from our drilling program has increased revenues in 2003, such increase has not been sufficient to fund our operations. All the foregoing lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings, and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves.

         The independent accountants' report on our financial statements as of and for the year ended December 31, 2003 includes an explanatory paragraph which states that we have sustained substantial losses, an accumulated deficit, a working capital deficiency and negative cash flow from operations in each of 2003 and 2002 that raise substantial doubt about our ability to continue as a going concern.

WITHOUT SUBSTANTIAL ADDITIONAL CAPITAL WE MAY BE UNABLE TO FUND THE EXPLORATION AND DEVELOPMENT ACTIVITIES TO FURTHER DEVELOP OUR AREA OF MUTUAL INTEREST WITH EXXONMOBIL CORP.

         We have substantial needs for funds to further develop our oil and gas prospects and opportunities identified in our AMI with ExxonMobil Corp.. At December 31, 2003, we have committed to expend up to approximately $850,000 for drilling activities in 2004. This capital expenditure will be funded from our available cash which includes the remaining portion of the proceeds from the sale of our Debentures in October 2003. To the extent additional funds are required to further exploit and develop the ExxonMobil Corp AMI, it is management's plan to raise additional capital through the sale of our equity securities or the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future. Our inability to raise additional capital will limit and perhaps prevent us from further development of the AMI.

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

         o  the availability of drilling rigs and related crews; and

         o  changes in demand.

LOWER OIL AND GAS PRICES MAY ADVERSELY AFFECT OUR LEVEL OF CAPITAL EXPENDITURES, RESERVE ESTIMATES AND BORROWING CAPACITY.

         In the ordinary course of business, we have made and expect to continue to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements with the proceeds of debt and private offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in capital spending or an extended decline in oil and natural gas prices could result in less than anticipated cash flow from operations and a lessened ability to raise additional capital or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us.

         Lower oil and gas prices have various other adverse effects on our business. A smaller capital expenditure program resulting from reduced cash flows may adversely affect our ability to increase or maintain our oil and natural gas reserves and production levels. Lower prices may also result in reduced oil and natural gas reserve estimates, the write-off of impaired assets and decreased earnings or losses due to lower oil and natural gas revenues and higher depreciation, depletion and amortization expense.

         Lower oil and gas prices could adversely affect our ability to borrow funds in other ways. Lower commodities prices for oil and natural gas adversely affects the valuations of our oil and natural gas reserves which in turn adversely affects the amounts lenders may loan to us secured by those oil and natural gas reserves. Furthermore, reduction in such prices could impede our ability to fund future acquisitions.

WE MUST REPAY $12.0 MILLION OF SECURED INDEBTEDNESS ON SEPTEMBER 30, 2005. THERE ARE RISKS THAT THIS INDEBTEDNESS MAY NOT BE REPAID WHEN DUE.

         In October 2003, we completed a borrowing of $12.0 million used for repayment of outstanding short-term secured debt, for exploration and development activities on the oil and gas leases within our ExxonMobil joint development project in St. Charles Parish, Louisiana and for general corporate purposes. The $12.0 million borrowing is due to be repaid on September 30, 2005 and bears interest at 8% per annum, payable quarterly commencing December 31, 2003. The loan is collateralized by a lien against all our oil and natural gas properties and undeveloped leaseholds. The indebtedness is convertible into shares of our common stock at an initial conversion price of $0.45 per share, subject to anti-dilution adjustments. In the event we are unsuccessful in refinancing this indebtedness at or before its maturity, the creditors could foreclose against substantially all of our assets. Under such circumstances, the holders of our common stock could realize little or nothing from their investment in our shares of common stock. There can be no assurance that we will be successful in refinancing this indebtedness or that the terms of such refinancing may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to pay or refinance this indebtedness could lead to the creditors foreclosing on all our assets which could result in the loss of a stockholder's entire investment.

OUR FUTURE BORROWINGS AND OTHER OIL AND GAS DEVELOPMENT ACTIVITIES MAY BE RESTRICTED BECAUSE OF THE RESTRICTIVE COVENANTS IN OUR EXISTING SECURED INDEBTEDNESS WHICH, AMONG OTHER THINGS, RESTRICTS OUR ABILITY TO INCUR INDEBTEDNESS IN EXCESS OF $2.0 MILLION

         The terms of our recent $12.0 million borrowing in October 2003, include a number of affirmative and negative covenants. Among the covenants is a provision that prohibits us from incurring any indebtedness in excess of $2.0 million without the prior approval of the holders of the indebtedness at a meeting of the holders by a favorable vote of two-thirds of the principal amount of debt holders present at the meeting. This restriction on our ability to incur indebtedness in excess of $2.0 million may impede our ability to fund the development of our properties in St. Charles Parish, Louisiana. These limits on our ability to develop these properties may impair our growth in revenues and oil and natural gas reserves. We may be unable to borrow the funds we may believe we require to fund further well drilling and development activities which would result in our inability to replenish our reserves as they are depleted.

ADDITIONAL SECURED INDEBTEDNESS WE MAY INCUR IN THE FUTURE MAY INCREASE OUR EXPOSURE TO RISKS ASSOCIATED WITH HIGHER DEBT LEVELS AND POSSIBLE DEFAULTS.

         Subject to the terms of our existing outstanding indebtedness which matures in September 2005, we may refinance our existing indebtedness and incur substantial additional indebtedness in the future to fund the acquisition and development of additional oil and gas reserves or for other purposes. The issuance of material amounts of indebtedness would expose us to additional risks including, among others, the following:

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

         o our level of indebtedness may make us more vulnerable to defaults during periods of low oil and gas prices or in the event of a downturn in our business because of our fixed debt service obligations; and

         o the terms of our agreements may require us to make interest and principal payments and to remain in compliance with stated financial covenants and ratios. If the requirements of these agreements are not satisfied, the lenders would be entitled to accelerate the payment of all outstanding indebtedness and foreclose on the collateral securing payment of that indebtedness. In such event, we cannot assure you that we would have sufficient funds available or could obtain the financing required to meet our obligations, including the repayment of the outstanding principal and interest on this indebtedness.

         In addition to the risks described above, these risks may impose limits on our ability to develop our oil and gas properties and restrict our ability to replenish our reserves of oil and gas as they are depleted.

OUR EXISTING RESERVES OF OIL AND NATURAL GAS WILL BE DEPLETED OVER TIME BY PRODUCTION AND THEREFORE OUR FUTURE ABILITY TO EARN REVENUES AND MEET OUR EXPENSES AND REPAY OUR INDEBTEDNESS DEPENDS UPON OUR ABILITY TO FIND OR ACQUIRE ADDITIONAL OIL AND NATURAL GAS RESERVES THAT ARE ECONOMICALLY RECOVERABLE AND RESULT IN REVENUES TO US.

         Unless we successfully replace the oil and natural gas reserves that we produce, our reserves will decline, resulting eventually in a decrease in the quantities of oil and natural gas we are able to produce and lower revenues and cash flow from operations. We seek to replace reserves through exploitation, development and exploration, as well as through acquisitions. We may not be able to continue to replace reserves from our exploitation, development and exploration activities at acceptable costs. Lower prices of oil and gas may further limit the kinds of reserves that can be developed at an acceptable cost. Lower prices also decrease our cash flow and may cause us to decrease capital expenditures. The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to maintain or expand our oil and gas reserves if cash flow from operations is reduced and external sources of capital become limited or unavailable. In addition, exploitation, development and exploration involve numerous risks that may result in dry holes, the failure to produce oil and gas in commercial quantities, the inability to fully produce discovered reserves and the inability to enhance production from existing wells.

IF WE SHOULD MAKE FUTURE ACQUISITIONS OF OIL AND GAS PROPERTIES WHERE WE BELIEVE COMMERCIALLY RECOVERABLE QUANTITIES OF OIL AND NATURAL GAS EXIST, THESE ACQUISITIONS CARRY UNKNOWN RISKS INCLUDING POTENTIAL UNSUCCESSFUL DRILLING ACTIVITIES OR ENVIRONMENTAL PROBLEMS.

         We expect to continue to evaluate and pursue acquisition opportunities available on terms we consider favorable in order to replace and increase our reserves. Successful acquisition of producing properties generally requires accurate assessments of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact, and as estimates, their accuracy is inherently uncertain. We cannot assure you that we will successfully consummate any acquisition, that we will be able to acquire producing oil and gas properties that contain economically recoverable reserves or that any acquisition will be profitably integrated into our operations. Our inability to achieve these objectives will restrict our growth and the development of our oil and gas reserves. In addition, acquiring producing oil and gas properties may increase our potential exposure to liabilities and costs for environmental and other problems existing on such properties. Although we perform a review of the acquired properties that we believe is consistent with industry practice, such reviews are inherently incomplete and inexact.

ESTIMATING RESERVES AND FUTURE NET REVENUES INVOLVES UNCERTAINTIES AND OIL AND GAS PRICE DECLINES MAY LEAD TO IMPAIRMENT OF OIL AND GAS ASSETS.

         At December 31, 2003, based on the report of Netherland, Sewell and Associates, Inc., we claimed total estimated proved reserves of 224.96 MBble of oil and gas. We are currently seeking to develop further producing wells on our Bayou Couba properties. During 2002, we were able to return to production 5 (4.06 net) well bores drilled by prior owners on the Couba properties we acquired. As of December 31, 2003, we had successfully completed 6 (2.19 net) wells. As of that time, our combined production from all our producing wells was approximately 400 (120 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.

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

OUR RELIANCE ON A LIMITED NUMBER OF KEY MANAGEMENT PERSONNEL IMPOSES RISKS ON US THAT WE WILL HAVE INSUFFICIENT MANAGEMENT PERSONNEL AVAILABLE IF THEIR SERVICES ARE UNAVAILABLE.

         We are dependent upon the services of our President and Chief Executive Officer, Michael K. Paulk, and Vice President, Finance and Chief Financial Officer, Steven P. Ensz. The loss of either of their services could have a material adverse effect upon us. The loss of the services of such persons would, in all likelihood, require us to seek the services of one or more other persons who would be less familiar with our oil and gas properties, our business objectives and methods and would increase the risk that our activities would be unsuccessful. We currently do not have employment agreements with either of such persons.

DRILLING FOR OIL AND NATURAL GAS AND OPERATING OIL AND NATURAL GAS FIELDS INVOLVES MATERIAL RISKS INCLUDING THE RISK THAT NO COMMERCIALLY PRODUCTIVE RESERVOIRS WILL BE ENCOUNTERED; WE HAVE UNINSURED RISKS.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

         With the exception of historical matters, the matters we discussed below and elsewhere in this Annual Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Annual Report Summary, Risk Factors, Management's Discussion and Analysis of Financial Condition or Plan of Operation, and Our Business. These risks and uncertainties relate to our capital requirements, business strategy, ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our outstanding indebtedness, our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify, acquire and integrate successfully any additional producing oil and gas properties we acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements about quantities of production of oil and gas as it implies continuing production rates of those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.

         Readers are cautioned that the risk factors and uncertainties referred to above, as well as the risk factors described elsewhere in this Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2004 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

ITEM 7 - FINANCIAL STATEMENTS:
-----------------------------

         The response to this Item is included in a separate section of this report. See page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE:
--------------------

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT:
-------------------------------------------------

DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

         The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

               NAME                   AGE                    POSITION
--------------------------------------------------------------------------------
DIRECTORS AND EXECUTIVE OFFICERS:

Michael K. Paulk                      55     President and Director

Steven P. Ensz                        52     Vice President, Finance, and Chief
                                             Financial Officer and Director

Brian E. Bayley(1)                    51     Director
John K. Campbell(1)                   69     Director

Jules Poscente                        75     Director

SIGNIFICANT EMPLOYEES:
Bennett G. Shelton                    47     Manager of Land and Contract
                                             Administration
Richard O. Mulford                    51     Manager of Operations
Robert G. Snead                       65     Exploitation Manager

--------------------
         (1)      Member of our Audit Committee

         Each Director of our company has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified.

         MICHAEL K. PAULK: Mr. Paulk was elected President and Director of our company in July 2001. From October 1994 to January 2001, when it was sold to Chesapeake Energy Corporation, he was the President and a Director of Gothic Energy Corporation ("GEC"). GEC is neither a predecessor nor affiliate of either us or our subsidiary, Gothic and there was no affiliation between Gothic and GEC prior to January 2001. GEC was engaged, until its acquisition by Chesapeake Energy Corporation in January 2001, in the acquisition, development, exploration and production of natural gas and oil. Mr. Paulk has been engaged in the oil and gas industry for more than fifteen years.

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

         BRIAN E. BAYLEY: Mr. Bayley was elected a Director of the Company in June 2001. Since June 30, 2003, Mr. Bayley has been the President and Chief Executive Officer of Quest Capital Corp. Quest Capital Corp. trades on the Toronto Stock Exchange under the symbol QC.A and QC.B. Quest Capital Corp. is a merchant bank that provides financial services to small and mid-cap companies operating primarily in North America. He is currently President and Director of Quest Management Corp., a management company that is wholly owned by Quest Capital Corp. since December 1996. Quest Management Corp. provides various consulting, administrative, management and related services to publicly-traded companies. Mr. Bayley currently serves as Director and/or officer on numerous other public companies, none of which is a reporting issuer under U.S. securities laws. None of the other companies Mr. Bayley is affiliated with are affiliates of ours. Mr. Bayley is a Director of TransAtlantic Petroleum (USA) Corp., which provided financing to our company in March 2003 and purchased Debentures in October 2003.

         JOHN K. CAMPBELL: Mr. Campbell has been a Director of our company since April 2000 and was President of Gothic from April 2000 to July 2001. Mr. Campbell has been the President and Director of TransAmerica Industries Ltd. since 1986.

         JULES POSCENTE: Mr. Poscente was elected a Director of our company in October 2003. Mr. Poscente has been the Chairman, President and Chief Executive Officer of Eurogas Corporation since prior to 1995. It is engaged in oil and gas exploration and development. Mr. Poscente was elected a Director pursuant to the terms of the transaction in which our $12.0 million of Debentures were issued in October 2003.

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

Audit Committee and Audit Committee Financial Expert:

         As of January 31, 2004, the members of our Audit Committee of our Board of Directors are Messrs. Bayley (Chairman), and Campbell. Messrs. Bayley and Campbell have been members of the Audit Committee since 2002. Our securities are not listed on any national securities exchange or listed on an automated inter-dealer quotation system.

         Our Audit Committee, among other things, meets with our independent accountants to review our accounting policies, internal controls and other accounting and auditing matters; makes recommendations to the Board of Directors as to the engagement of independent accountants; and reviews the letter of engagement and statement of fees relating to the scope of the annual audit and special audit work which may be recommended or required by the independent accountants.

         Our Board of Directors has determined that we do not have an Audit Committee Financial Expert serving on our Audit Committee. We do not have an Audit Committee Financial Expert serving on our Audit Committee because at this time the limited magnitude of our revenues and operations does not, in the view of our Board of Directors, justify or require that we obtain the services of a person having the attributes required to be an Audit Committee Financial Expert on our Board of Directors and Audit Committee. The Board of Directors may in the future determine that a member elected to the Board in the future has the attributes to be determined to be an Audit Committee Financial Expert.

Code of Ethics:

         We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. A copy of our Code of Ethics has been filed as an exhibit to this Annual Report.

ITEM 10 - EXECUTIVE COMPENSATION:
--------------------------------

         The following table sets forth the annual and long-term compensation paid during our three fiscal years ended December 31, 2003 to our chief executive officer and all other executive officers who received compensation exceeding $100,000 and who served in such capacities at December 31, 2003.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

                                                                                                COMPENSATION
                                                                                      ----------------------------------
                                                                            OTHER          LONG-TERM        ALL OTHER
         NAME AND                              ANNUAL                      ANNUAL        AWARDS/ OPTION        COMP.
    PRINCIPAL POSITION          YEAR           SALARY          BONUS        COMP.             (#)
------------------------------------------------------------------------------------------------------------------------

Michael K. Paulk                2003        $120,000(2)         -0-          -0-              -0-               -0-
                                2002         $90,000(1)         -0-          -0-              -0-               -0-
                                2001            -0-             -0-          -0-            325,000         $35,000(3)

Steven P. Ensz                  2003        $120,000(2)         -0-          -0-              -0-               -0-
                                2002         $90,000(1)         -0-          -0-              -0-               -0-
                                2001            -0-             -0-          -0-            325,000         $35,000(3)

------------------------
(1) Of this amount, $45,000 was unpaid at December 31, 2002 and 2003 and is included in accrued liabilities.

(2) Of this amount, $40,000 was unpaid at December 31, 2003 and is included in accrued liabilities.

(3) This sum represents amounts paid for services prior to the January 2002 corporate reorganization resulting in American Natural Energy Corporation becoming our parent corporation.

STOCK OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 2003 AND HOLDINGS AT DECEMBER 31, 2003.

       The following table provides information with respect to the above named executive officer regarding options held at December 31, 2003. No options were granted to such persons during the year ended December 31, 2003.

                                                      NUMBER OF UNEXERCISED OPTIONS      VALUE OF UNEXERCISED IN-THE-MONEY
                                                           AT DECEMBER 31, 2003           OPTIONS AT DECEMBER 31, 2003(1)
                                                      ------------------------------     ---------------------------------
      NAME         SHARES ACQUIRED ON      VALUE      EXERCISABLE      UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
                        EXERCISE         REALIZED
--------------------------------------------------------------------------------------------------------------------------
Michael K. Paulk          -0-              -0-          325,000             -0-            $256,750             -0-

Steven P. Ensz            -0-              -0-          325,000             -0-            $256,750             -0-

----------------------
(1) Based on the difference between the option exercise price and the closing bid price on December 31, 2003 of $1.11 per share.

         We do not have any employment contracts with any of our executive officers or other significant employees.

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

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS:

         The following table sets forth certain information regarding beneficial ownership of our common stock as of March 19, 2004 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our Directors and officers, and (c) by all Directors and officers as a group. As of March 19, 2004, we had 26,154,546 common shares outstanding.

                                                                   PERCENTAGE OF
                                              NUMBER OF SHARES     OUTSTANDING
         NAME AND ADDRESS (1)(2)                   OWNED             SHARES(3)
--------------------------------------------------------------------------------

Mike K. Paulk                                   1,400,000(4)           5.4%

Steven P. Ensz                                  1,750,000(5)           6.7%

Brian E. Bayley                                   916,500(6)           3.5%
Quest Management Corp.
Suite 300 - 570 Granville Street
Vancouver, BC V6C 3P1

John K. Campbell                                  225,000(7)           0.9%
750 West Pender Street - Suite 710
Vancouver, BC V6C 2T7

Jules Poscente                                    220,000(8)           0.8%
440, 333 Fifth Avenue, SW
Calgary, Alberta  T2P 3B6

Bonanza Energy Ltd.                             1,311,111(9)           5.0%
#1550, 340 - 12th Avenue, SW
Calgary, Alberta  T2R 1L5

Commonwealth Canadian Balanced Fund(10)         1,666,667(11)          6.4%
40 King Street, West
55th Floor
Toronto, Ontario  M5H 4A9

TransAtlantic Petroleum Corp(12)                6,842,795(13)         26.2%
1550, 340 - 12th Avenue, SW
Calgary, Alberta  T2R 1L5

All Directors and officers as a group           5,822,611             26.5%
persons)(6)

---------------------------
(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.
(2) Unless otherwise indicated, the address for each of the above is c/o American Natural Energy Corporation, 7030 South Yale, Suite 404, Tulsa, Oklahoma 74136.
(3) The percentage of outstanding shares calculation is based upon 26,154,546 shares outstanding as of October 31, 2003, except as otherwise noted.
(4) Includes 325,000 shares issuable at an exercise price of $0.32 on exercise of an option. Of Mr. Paulk's shares, 141,667 shares are held subject to a Pooling Agreement described below.
(5) Includes 325,000 shares issuable at an exercise price of $0.32 on exercise of an option. Of Mr. Ensz's shares, 141,667 shares are held subject to a Pooling Agreement described below.
(6) Includes 200,000 shares issuable at an exercise price of $0.32 on exercise of an option. Excludes 60,000 shares held by Mr. Bayley's wife and 50,000 shares held by a trust for the benefit of Mr. Bayley's minor children, as to all of which Mr. Bayley disclaims a beneficial interest. Also excludes 181,632 issued and outstanding shares and 1,111,111 shares issuable on conversion of Debentures held by Quest, as to which shares and Debentures Mr. Bayley disclaims a beneficial interest.
(7) Includes 25,000 shares held by Mr. Campbell, 150,000 shares issuable at an exercise price of $0.47 on exercise of an option and 50,000 shares issuable at an exercise price of $0.68 on exercise of an option.
(8) Includes 20,000 shares held jointly by Mr. Poscente and his wife and 200,000 shares issuable on exercise of options at an exercise price of $0.68 per share.
(9) The shares are issuable on conversion of $500,000 principal amount of our Debentures at a conversion price of $0.45 per share, subject to adjustment. The Debentures are held by Bonanza Energy Ltd. which is wholly owned by the estate of Mr. John Fleming. Also includes 200,000 shares issuable on exercise of options held by Mr. Fleming's estate exercisable at $0.68 per share.
(10) Commonwealth Canadian Balanced Fund is an open-ended mutual fund trust created under the laws of Canada and regulated under the laws of the Province of Ontario, Canada. It is managed by Goodman and Company Investment Counsel, Ltd. which may be deemed to be the beneficial owner of the shares as defined in Rule 13d-3. However, Goodman and Company Investment Counsel, Ltd. disclaims a beneficial interest in the shares.
(11) Shares issuable on conversion of $750,000 principal amount of our Debentures.
(12) TransAtlantic Petroleum Corp. is a corporation whose shares are publicly traded on the Toronto Stock Exchange under the symbol TNP.U. Its Directors are George Plewes, Brian Bayley and Alan C. Moon. Such persons will direct the voting and divestiture of our shares by TransAtlantic. However, such persons do not have a pecuniary interest in our shares other than as shareholders of TransAtlantic.
(13) Includes 176,129 shares held by TransAtlantic and 6,666,666 shares issuable on conversion of $3.0 million principal amount of our Debentures. Mr. Fleming, formerly a Director of our company, was also President, Chief Executive Officer and a Director of TransAtlantic Petroleum Corp. Mr. Fleming disclaimed a beneficial interest in the Debentures held by TransAtlantic as well as the shares issuable on conversion. Mr. Bayley, also one of our Directors, is also a Director of TransAtlantic and also disclaims a beneficial interest in the Debentures and shares.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 2001 Stock Incentive Plan. See Note 12 to the Notes to Financial Statements for further information on the material terms of these plans.

         The following table provides information as of December 31, 2003 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

                                        (a)                    (b)                          (c)
PLAN CATEGORY                NUMBER OF SECURITIES TO    WEIGHTED-AVERAGE           NUMBER OF SECURITIES
                             BE ISSUED UPON EXERCISE    EXERCISE PRICE OF          REMAINING AVAILABLE FOR
                             OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,       FUTURE ISSUANCE UNDER
                             WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        EQUITY COMPENSATION
                                                                                   PLANS (EXCLUDING
                                                                                   SECURITIES REFLECTED IN
                                                                                   COLUMN (a))
----------------------------------------------------------------------------------------------------------
Equity compensation plans            2,000,000                 $0.41                      3,000,000
approved by security
holders

Equity compensation plans               -0-                        -0-                       -0-
not approved by security
holders

                             -----------------------------------------------------------------------------
Total                                2,000,000                    $0.41                    3,000,000



ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
--------------------------------------------------------

         On June 6, 2001, each of Michael K. Paulk and Steven P. Ensz loaned us $100,000 evidenced by our promissory note bearing interest at 6% per annum and due on May 31, 2002. These notes have been repaid with all accrued interest.

         During the year 2001, we paid consulting, management and other reimbursable expenses aggregating approximately $19,750 to Quest Management Corp. of which Mr. Bayley, one of our Directors, is President. Payment of expenses in 2002 aggregated $20,329. No payments were made to Quest Management Corp. in 2003. These expenses primarily relate to compliance with regulatory filing requirements with the securities commissions of the Provinces of Canada where our securities are able to be traded.

         In September 2002, Mr. Paulk loaned to us $40,000. The loan was due on demand and accrued interest at the Bank One prime rate (4% per annum as of August 8, 2003), a rate equal to the interest rate Mr. Paulk paid on the funds borrowed by him. The loan was not collateralized. The proceeds of the loan were used by us for working capital. The loan was repaid in November 2003.

         In March 2003, we completed a $2.5 million borrowing from Quest Investment Corporation (a wholly-owned subsidiary of Quest Capital Corp.), as principal and agent, for working capital and repayment of secured debt. The $2.5 million was due to be repaid on October 31, 2003 and bore interest at 12% per annum (effective rate 22.0%). The loan was secured by all our oil and gas properties and undeveloped leaseholds. This loan was repaid in October 2003. The lenders received 688,000 shares of our common stock as compensation for making the loan. Mr. Brian Bayley, one of our Directors, is a Director and the Chief Executive Officer of Quest Capital Corp.

         In March 2003, we entered into a funding arrangement with TransAtlantic Petroleum (USA) Corp. whereby TransAtlantic agreed to advance to us up to $2.0 million, of which up to $1.8 million was used to fund our share of the drilling and completion costs for the four initial wells we drilled in St. Charles Parish. In exchange, TransAtlantic received a $2.0 million production payment payable out of 75% of the net revenues from the wells drilled with the funds advanced. In addition, also in exchange for the availability of the funds for drilling and completion and an additional $200,000 of funding, TransAtlantic received a 10% interest in our Bayou Couba Lease and our lease with the State of Louisiana. Under the agreements, TransAtlantic has the right to acquire a 10% participation in any additional leasehold interests we acquire in our approximately 23.138 square mile Bayou Couba salt dome development area. Our obligations to TransAtlantic were collateralized by a lien against our interest in the four initial wells and their hydrocarbon production. At September 30, 2003, the entire $1.8 million and $200,000 fundings had been advanced and $327,350 of the production payment had been paid to TransAtlantic. The remaining outstanding balance on the production payment was paid in October 2003. Because the transaction involved the sale of a production payment to TransAtlantic, there was no stated interest rate on the advances. Mr. Brian Bayley, a Director of our company, is also a Director of TransAtlantic. We imputed interest in the amount of $461,544 on the $2,000,000 in our financial statements.

         In October 2003, we completed the private sale of $12.0 million principal amount of 8% Convertible Secured Debentures (the "Debentures") due September 30, 2005. The Debentures bear interest payable quarterly commencing December 31, 2003 at 8% per annum. The outstanding principal of the Debentures is convertible into shares of our Common Stock at any time prior to maturity at a conversion price of $0.45 per share, subject to anti-dilution adjustment, and the Debentures are redeemable by us at any time after October 1, 2004 if the average weighted price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166-2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. A finder's fee in the amount of $360,000 was paid in connection with the financing. We used approximately $5.9 million of the proceeds of the financing for the repayment of secured debt. The secured indebtedness repaid included $2.5 million to Quest Capital Corp., which bore interest at 12% per annum, was due October 31, 2003, and was collateralized by a first lien on substantially all our assets. In addition, we paid out of the proceeds the remaining balance of $1.7 million on a production payment owing to TransAtlantic Petroleum (USA) Corp. TransAtlantic retained its 10% participation right in our AMI with ExxonMobil Corp. which was granted as partial consideration for the $2.0 million financing entered into in March 2003 described above.

         In connection with and as conditions to the Debenture financing, Mr. Jules Poscente, Chairman, President, Chief Executive Officer and a Director of Eurogas Corporation, of Calgary, Alberta, was elected to our Board of Directors. Mr. John Fleming was also elected a Director at that time. Mr. Fleming died on March 3, 2004. Under the terms of the Indenture under which the Debentures were issued, if Mr. Poscente or Mr. Fleming, or any replacement Director for either of them, ceases at any time to be two of our directors on our board and any of the following occurs:

         o such Director has so ceased to be a Director as a result of a resolution passed or an election of Directors approved by our shareholders; or

         o we fail to give notice to the Trustee and the holders of the Debentures that one or more of such Directors has ceased to be a Director of our corporation within five days after the date such person ceased to be such a director; or

         o we fail to appoint or elect an individual, who has been approved as a replacement Director by resolution of the Debentureholders and who has consented to act as such, to fill a vacancy in such two Directors' positions within five days of such resolution being passed by the Debentureholders and we receive notice thereof;

then a default has occurred under the Indenture which gives to the Trustee and the holders of the Debentures the right to accelerate the due date on the indebtedness. Under such circumstances the Trustee, on behalf of the holders of the Debentures, may enforce its rights to foreclose on the collateral for the Debentures which includes substantially all of our oil and gas properties and other assets. As of March 19, 2004, no individual had been elected to our Board of Directors in place of Mr. Fleming.

         Purchasers of the Debentures included TransAtlantic Petroleum Corp., in the amount of $3.0 million principal amounts, Quest Capital Corp., in the amount of $500,000 principal amount. Mr. Fleming was formerly the Chairman of TransAtlantic. Mr. Brian Bayley, who has been a Director of our company since June 2001, is also President and Chief Executive Officer of Quest Capital Corp. and a Director of TransAtlantic. In addition, Bonanza Energy Ltd., a corporation of which Mr. Fleming was the sole shareholder, purchased $500,000 principal amount of Debentures. Out of the proceeds of the sale of the Debentures, TransAtlantic was paid $1.7 million in payment in full of a production payment owing to it and Quest Capital Corp. was paid $2.5 million in repayment of a loan.

ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K:
------------------------------------------

(a)      EXHIBITS:
EXHIBIT                                   DESCRIPTION
------------------

2.0 Second Amended Joint Plan of Reorganization Proposed by Couba Operating Company, American Natural Energy Corporation and Gothic Resources Inc. filed in the United States Bankruptcy Court, Western District of Oklahoma. Case No. 00-11837-W (Chapter 11)(4)

2.1                  Order Confirming Plan, filed November 16, 2001 with U.S.
                     Bankruptcy Court, Western District of Oklahoma(1)

3.1                  Certificate of Incorporation of American Natural Energy
                     Corporation(1)

3.2                  Certificate of Amendment filed March 23, 2001(1)

3.3                  Certificate of Amendment filed December 20, 2001(1)

3.4                  By-laws(1)

10.1                 2001 Stock Incentive Plan(1)

10.2                 Omitted as no longer an operative agreement.

10.3                 Leasehold Acquisition and Development Agreement with The
                     Wiser Oil Company(1)

10.4 Assignment of Oil, Gas and Mineral Lease dated as of February 18, 2002 relating to State Lease Number 17353.(1)

10.5                 Omitted as no longer an operative agreement.

10.6                 Omitted as no longer an operative agreement.

10.7.1               Omitted as no longer an operative agreement.

10.7.2               Omitted as no longer an operative agreement.

10.7.3 Purchase and Exploration Agreement dated March 10, 2003 between the Registrant and TransAtlantic Petroleum (USA) Corp.(4)

10.8.1 Form of Subscription Agreement to purchase the Registrant's 8% Convertible Secured Debenture due September 30, 2005.(2)

10.8.2 Trust Indenture dated as of October 8, 2003 between the Registrant and Computershare Trust Company of Canada(2)

10.9.1 Development Agreement dated November 22, 2002 between the Registrant and ExxonMobil Corporation(3)

EXHIBIT                                  DESCRIPTION
-------                                  -----------

10.9.2 Amendment dated December 19, 2003 to Development Agreement dated November 22, 2002 between the Registrant and ExxonMobil Corporation(3)

14.1                 Code of Ethics(4)

21.0                 Subsidiaries of the Registrant

               Name                      State or Jurisdiction of Incorporation
               ----                      --------------------------------------
               Gothic Resources, Inc.    Canada Business Corporations Act
               Couba Operating Company   Oklahoma

31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(4)

31.2                 Certification of Chief Financial Officer Pursuant to Rule
                     13a-14(a)(4)

32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(4)

32.2                 Certification of Chief Financial Officer Pursuant to
                     Section 1350 (furnished, not filed)(4)

-------------------
(1) Filed as an Exhibit to the Registrant's registration statement on Form 10-SB filed on August 12, 2002 and amended on July 29, 2003. (File No. 0-18956).
(2) Filed as an Exhibit to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. (File No. 0-18956).
(3) Filed with Amendment No. 1 to Registration Statement on Form SB-2 filed February 6, 2004 (File No. 333-111244).
(4) Filed with this Annual Report on Form 10-KSB for the year ended December 31, 2003.

         (b) (1) REPORTS ON FORM 8-K

                  During the quarter ended December 31, 2003, we filed Current Reports on Form 8-K as follows:

DATE OF CURRENT REPORT                      ITEM REPORTED
----------------------                      -------------
September 10, 2003         Item 7. Financial Statements and Exhibits (press
                           release dated September 10, 2003)
October 9, 2003            Item 7. Financial Statements and Exhibits (press
                           release dated October 9, 2003)

October 21, 2003           Item 7. Financial Statements and Exhibits (press
                           release dated October 21, 2003)
October 28, 2003           Item 7. Financial Statements and Exhibits (press
                           release dated October 28, 2003)
October 31, 2003           Item 7. Financial Statements and Exhibits (press
                           release dated October 31, 2003)
November 18, 2003          Item 7. Financial Statements and Exhibits (press
                           release dated November 18, 2003).
November 20, 2004          Item 7. Financial Statements and Exhibits (press
                           release dated November 20, 2003)
December 17, 2003          Item 7. Financial Statements and Exhibits (press
                           release dated December 17, 2003)


ITEM 14.   CONTROLS AND PROCEDURES
----------------------------------

         Under the supervision and with the participation of our management, including Michael K. Paulk, our President and Chief Executive Officer, and Steven P. Ensz, our Chief Financial Officer, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

ITEM 15.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------

         The following sets forth fees we incurred for services provided by PricewaterhouseCoopers LLP, for the years ended December 31, 2003 and 2002, our independent public accountant at those year ends:

            Audit Fees       Audit Related    Tax Fees      All Other Fees
                                 Fees

2003         $266,500              --            --               --
2002         $356,937              --            --               --

         Our Audit Committee has not adopted any pre-approval policies and procedures for engaging an accountant to render audit or non-audit services that are subject to the pre-approval requirement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN NATURAL ENERGY CORPORATION

                                        BY: /s/ Michael K. Paulk
                                            -------------------------------
                                            MICHAEL K. PAULK, PRESIDENT

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                DATE
---------                 -----                                ----

/s/ Michael K. Paulk     President (Principal                  March 29, 2004
----------------------     Executive Officer) and Director
Michael K. Paulk


/s/ Steven P. Ensz       Director and Principal Financial      March 29, 2004
-------------------        and Accounting Officer
Steven P. Ensz

/s/ Brian Bayley         Director                              March 29, 2004
-----------------
Brian Bayley

/s/ John Campbell        Director                              March 29, 2004
------------------
John Campbell

/s/ Jules Poscente       Director                              March 29, 2004
-------------------
Jules Poscente

AMERICAN NATURAL ENERGY CORPORATION


Consolidated Financial Statements
DECEMBER 31, 2003 AND 2002

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of American Natural Energy
Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows present fairly, in all material respects, the financial position of American Natural Energy Corporation and its subsidiary (the "Company") at December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred substantial losses during the last three years, has a working capital deficiency and an accumulated deficit at December 31, 2003. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2003, the Company changed the manner in which it accounts for asset retirement obligations.




PricewaterhouseCoopers LLP


Tulsa, Oklahoma
March 29, 2004

AMERICAN NATURAL ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND DECEMBER 31, 2002

                                                                                       DECEMBER 31, 2003     DECEMBER 31, 2002
                                                                                               $                     $
                                      ASSETS
Current assets:
     Cash and cash equivalents                                                               1,650,110                 86,295
     Accounts receivable - joint interest billing                                            1,308,981                 70,972
     Accounts receivable - oil and gas sales                                                   384,003                     --
     Accounts receivable - other                                                                50,194                286,155
     Prepaid expenses                                                                           88,762                 28,291
     Marketable securities                                                                          --                192,947
     Oil inventory                                                                              14,947                 53,228
                                                                                           -----------            -----------
           Total current assets                                                              3,496,997                717,888

Proved oil and natural gas properties using full cost method, net of accumulated depletion, depreciation, amortization and impairment of $8,356,023 and
 6,960,678                                                                                   3,702,897              1,089,200
Unproved oil and natural gas properties                                                      3,773,136              2,710,994
Equipment and other fixed assets, net of accumulated depreciation of $205,237 and
    $76,706                                                                                    757,759                742,672
Deferred expenses (Note 1)                                                                     589,983                     --
                                                                                           -----------            -----------
           Total assets                                                                     12,320,772              5,260,754
                                                                                           -----------            -----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Accounts payable and accrued liabilities                                                2,587,815              1,626,593
     Revenues payable                                                                          836,679                130,874
     Accrued payroll                                                                           170,000                136,800
     Accrued interest                                                                            4,734                314,275
     Notes payable and current portion of long-term debt  (Note 6)                              13,367              4,461,887
                                                                                           -----------            -----------
           Total current liabilities                                                         3,612,595              6,670,429
Deferred income taxes (Note 10)                                                                     --                     --
Long-term debt (Note 6)                                                                      5,732,295                     --
Asset retirement obligation (Note 5)                                                         1,438,773                     --
                                                                                           -----------            -----------
           Total liabilities                                                                10,783,663              6,670,429
                                                                                           -----------            -----------
Commitments and contingencies (Notes 8 and 12)
Stockholders' equity (deficit):
     Common stock
        Authorized - 100,000,000 shares with par value of $0.01
        Issued - 26,154,546 (2002 - 25,199,846) shares                                         261,545                251,998
     Additional paid-in capital                                                             14,492,998              7,427,503
     Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-
          reorganization stated capital was reduced by an accumulated deficit of
          $2,015,495)                                                                      (14,412,031)            (8,730,517)
     Accumulated other comprehensive (loss) income                                           1,194,597               (358,659)
                                                                                           -----------            -----------
           Total stockholders' (deficit) equity                                              1,537,109             (1,409,675)
                                                                                           -----------            -----------
           Total liabilities and stockholders' (deficit) equity                             12,320,772              5,260,754
                                                                                           -----------            -----------

        The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003 and December 31, 2002



                                                                         DECEMBER 31, 2003      DECEMBER 31, 2002
                                                                                $                      $
Revenues:
Oil and gas sales                                                             1,698,992                308,514
Operations income                                                                43,902                  2,751
Interest income and other income                                                  4,268                166,114
                                                                             ----------            -----------
                                                                              1,747,162                477,379
                                                                            -----------            -----------

Expenses:
Lease operating expense                                                         495,409                481,711
Production taxes                                                                 66,807                 11,115
General and administrative                                                    1,938,243              1,377,857
Foreign exchange loss (gain)                                                  1,715,570                (13,610)
Interest and bank charges                                                       440,467                 53,706
Loss on sale of fixed assets                                                         --                100,438
(Gain) Loss on sale of oil and gas properties                                   (43,937)               726,348
Impairment of oil and gas properties                                            653,886              6,476,993
Gain on sale of marketable securities                                          (172,788)              (553,438)
Loss on redemption of debt, net                                                 221,730                      -
Write-down of inventory to market                                                 5,202                113,817
Depreciation, depletion, and amortization -  oil and gas
properties                                                                      919,628                347,401
Depreciation and amortization - other assets                                    182,999                 85,558
                                                                            -----------            -----------
    Total expenses                                                            6,423,216              9,207,896
                                                                            -----------            -----------
Loss before cumulative effect of accounting change                           (4,676,054)            (8,730,517)
                                                                            -----------            -----------
Cumulative effect of accounting change (Note 5)                              (1,005,460)                    --

Net loss                                                                     (5,681,514)            (8,730,517)

Other comprehensive (loss) income - net of tax:
Unrealized gain (loss) on marketable securities arising during
the year                                                                         13,870                (95,838)
Foreign exchange translation                                                  1,712,174                (54,155)
Reclassification adjustment for gains on marketable securities
included in net income                                                         (172,788)              (480,146)
                                                                            -----------            -----------
Other comprehensive (loss) incom                                              1,553,256               (630,139)
Comprehensive (loss) income                                                  (4,128,258)            (9,360,656)
                                                                            -----------            -----------

Basic and diluted loss per share before cumulative effect of
accounting change                                                                 (0.18)                 (0.35)
                                                                            -----------            -----------
Cumulative effect of accounting change                                            (0.04)                    --
                                                                            -----------            -----------
Net loss per share                                                                (0.22)                 (0.35)
                                                                            -----------            -----------
Weighted average number of shares outstanding - basic and diluted            25,880,043             25,193,887
                                                                            -----------            -----------



        The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For the years ended December 31, 2003 and December 31, 2002

                                                                                        ACCUMU-
                                                                                         LATED
                                                                                         OTHER         TOTAL
                                                                                        COMPRE-        STOCK-
                                      COMMON STOCK            ADDITIONAL                HENSIVE        HOLDERS'
                                -------------------------      PAID-IN                  INCOME         EQUITY
                                  SHARES         AMOUNT        CAPITAL       DEFICIT    (LOSS)        (DEFICIT)

                                                      $            $             $            $             $

BALANCE - DECEMBER 31, 2001     25,162,346      9,659,652           --    (2,015,495)      271,480    7,915,637
Results of Plan of
      Arrangement                       --     (9,408,029)    7,392,534    2,015,495            --           --
Exercise of stock options           37,500            375        11,344           --            --       11,719
Compensation expense for
      stock options                     --             --        23,625           --            --       23,625
Decrease in unrealized gain
      on marketable
      securities                        --             --            --           --       (95,838)     (95,838)
Reclassification adjustment
      for gains included in
      net income                        --             --            --           --      (480,146)    (480,146)
Foreign exchange
      translation loss                  --             --            --           --       (54,155)     (54,155)
Net loss (total
      comprehensive loss of
      $9,360,656)                       --             --            --   (8,730,517)           --   (8,730,517)
                                -------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002     25,199,846        251,998     7,427,503   (8,730,517)     (358,659)  (1,409,675)


        The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONT.) For the years ended December 31, 2003 and December 31, 2002

                                                                                        ACCUMU-
                                                                                         LATED
                                                                                         OTHER         TOTAL
                                                                                        COMPRE-        STOCK-
                                      COMMON STOCK            ADDITIONAL                HENSIVE        HOLDERS'
                                -------------------------      PAID-IN                  INCOME         EQUITY
                                  SHARES         AMOUNT        CAPITAL       DEFICIT    (LOSS)        (DEFICIT)

                                                      $            $             $            $             $

BALANCE - DECEMBER 31, 2002     25,199,846        251,998     7,427,503   (8,730,517)     (358,659)  (1,409,675)

Stock issued as additional                                                        --                    300,000
      interest                     854,700          8,547       291,453                         --
Stock issued in settlement                                                        --                     69,000
      of contract                  100,000          1,000        68,000                         --
Compensation expense for                                                          --                     39,375
      stock options                     --             --        39,375                         --
Beneficial conversion
      feature of debentures             --             --     6,666,667           --            --    6,666,667
Decrease in unrealized gain
      on marketable
      securities                        --             --            --           --        13,870       13,870
Reclassification adjustment
      for gains included in
      net income                        --             --            --           --      (172,788)    (172,788)
Foreign exchange
      translation gain                  --             --            --           --     1,712,174    1,712,174
Net loss (total
      comprehensive loss of
      $4,128,258)                       --             --            --   (5,681,514)           --   (5,681,514)
                                -------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2003     26,154,546        261,545    14,492,998  (14,412,031)    1,194,597    1,537,109
                                -------------------------------------------------------------------------------



        The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003 and December 31, 2002

                                                                 DECEMBER 31, 2003      DECEMBER 31, 2002
                                                                         $                      $
Cash flows from operating activities:
    Net loss for the period                                            (5,681,514)            (8,730,517)
    Non cash items:
        Depreciation, depletion and amortization                        1,102,627                432,959
        Foreign exchange loss (gain)                                    1,715,570                (13,610)
        Non-cash compensation expense                                      39,375                 23,625
        Gain on sale of marketable securities                            (172,788)              (553,438)
        Cumulative effect of accounting change                          1,005,460                     --
        Loss on sale of fixed asset                                            --                100,438
        (Gain) loss on sale of oil and gas properties                     (43,937)               726,348
        Loss on redemption of debt                                        221,730                     --
        Impairment of oil and gas properties                              653,886              6,476,993
        Write-down of inventory to market                                   5,202                113,817
        Stock issued in settlement of contract                             69,000                     --
    Changes in non-cash working capital items:
        Accounts receivables                                           (1,386,051)                 4,632
        Inventories                                                           330                (30,761)
        Prepaid expenses                                                   99,442                  7,967
        Accounts payable, revenue payables and accrued
              liabilities                                               2,010,174              1,336,284
                                                                       ----------             ----------
Net cash (used in) operating activities                                  (361,494)              (105,263)
                                                                       ----------             ----------
Cash flows from investing activities:
    Proceeds from sale of marketable securities                           208,051              2,745,309
    Proceeds from sale of oil and gas properties                          461,544                941,233
    Proceeds from sale of fixed assets                                         --                 61,609
    Purchase of marketable securities                                          --               (163,600)
    Purchase and development of oil and gas properties                 (4,634,539)            (4,059,565)
    Purchase of fixed assets                                             (143,620)              (946,300)
                                                                       ----------             ----------
Net cash (used in) investing activities                                (4,108,564)            (1,421,314)
                                                                       ----------             ----------
Cash flows from financing activities:
    Issuance of notes payable                                           2,500,000                500,000
    Issuance of convertible debentures (net of costs of
    $643,617)                                                          11,356,383                     --
    Issuance of capital stock                                                  --                 11,719
    Production payment loan                                             1,538,456                     --
    Repayment of production payment loan                               (2,000,000)                    --
    Payments of notes payable                                          (7,356,336)                    --
                                                                       ----------             ----------
Cash provided by financing activities                                   6,038,503                511,719

Effect of exchange rate changes on cash                                    (4,630)               (16,142)
                                                                       ----------             ----------
Increase (decrease) in cash and cash equivalents                        1,563,815             (1,031,000)
                                                                       ----------             ----------
Cash beginning of period                                                   86,295              1,117,295
                                                                       ----------             ----------
Cash end of period                                                      1,650,110                 86,295
                                                                       ----------             ----------


        The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the years ended December 31, 2003 and December 31, 2002

                                                                     DECEMBER 31, 2003      DECEMBER 31, 2002
                                                                            $                      $
Supplemental disclosures:

Interest paid (net of amount capitalized)                                 403,301                 53,706

Non cash financing and investing activities:
Interest expense capitalized to oil and gas properties                    643,559                275,857
Common shares issued in conjunction with issuance of notes
payable                                                                   300,000                     --
Accounts payable refinanced as notes payable                              243,823                     --
Prepaid expenses financed                                                 160,746                     --
Accrued interest refinanced upon modification of debt                     331,728                     --


        The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
--------------------------------------------------------------------------------

1    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF COMPANY

      American Natural Energy Corporation ("ANEC") is an oil and natural gas exploration and production company engaged in the acquisition, exploration and development of oil and natural gas properties for the production of crude oil and natural gas. Our properties are located in Louisiana.

      ANEC, an Oklahoma corporation, was formed by amalgamation on July 9, 1991 under the Company Act (British Columbia) and was continued under the Canada Business Corporations Act on August 1, 1991. On January 22, 2002, Gothic Resources Inc. ("Gothic") completed a plan of arrangement under
      Section 192 of the Canada Business Corporations Act with ANEC which was at the time a wholly-owned subsidiary of Gothic, whereby all of the shareholders of Gothic exchanged their common shares in the capital of Gothic for common shares in the capital of ANEC where by Gothic became a wholly owned subsidiary of ANEC and the former shareholders of Gothic became shareholders of ANEC (See Note 11) The plan of arrangement became effective February 8, 2002.

      CONSOLIDATION

      The financial statements include the accounts of ANEC and its wholly owned subsidiary, (the "Company"). All intercompany accounts and transactions are eliminated in consolidation.

      The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which differ in certain respects from accounting principles generally accepted in Canada.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at time of acquisition. Cash and cash equivalents are deposited with one institution and exceed the federally ensured limits at December 31, 2003.

      MARKETABLE SECURITIES

      Investments were accounted for under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Under SFAS 115, the Company classified its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those debt securities which the Company has the ability and intent to hold until maturity. All other securities not included in trading or held-to-maturity are classified as available-for-sale. At December 31, 2002 the Company's marketable securities were all categorized as available-for-sale. The Company had no marketable securities at December 31, 2003.

      Securities that were classified as available-for-sale are stated at fair value as determined by quoted market prices. Unrealized holding gains and losses were excluded from current earnings and were included in comprehensive income, net of taxes, in a separate component of stockholders' equity until realized.

      In computing realized gains and losses on the sale of marketable securities, the cost of the marketable securities sold was determined using the average cost of the securities at the time of sale.

      At December 31, 2002, the Company held 137,000 common shares of First Calgary Petroleum Ltd. with a cost of $34,070 and gross unrealized gain of $158,877, having a market value of $192,947. The Company sold these securities during 2003, realizing a gain of $172,788.

      INVENTORY

      Oil in storage barges attributable to our interest amounted to 468 and 1,638 barrels at December 31, 2003 and 2002, respectively. This oil was included in inventory at year end at the cost to produce such oil including lease operating expenses and depletion, depreciation and amortization applicable to those barrels accounted for on a first-in, first-out basis. Inventory at December 31, 2003 and 2002 was valued at the lower of cost or market at $14,947 and $53,228, respectively.

      OIL AND NATURAL GAS PROPERTIES

      The Company follows the full cost method of accounting for oil and natural gas properties. The Company defers the costs of exploring for and developing oil and natural gas reserves until such time as proved reserves are attributed to the properties. At that time, the deferred costs are amortized on a unit-of-production basis. Such costs include land acquisition costs, geological and geophysical costs, cost of drilling wells, asset retirement costs, interest costs on major development projects and overhead charges directly related to acquisition, exploration and development activities. The average composite rate used for depletion, depreciation and amortization was $2.49 and $6.77 per equivalent mcf in 2003 and 2002, respectively.

      The capitalized costs are assessed quarterly to determine whether it is likely such costs will be recovered in the future. To the extent there are costs which are unlikely to be recovered in the future, they are written off. As a result of the full cost ceiling test $653,886 and $6,476,993 were written off as impairment of oil and gas properties in 2003 and 2002, respectively.

      All of the Company's exploration and development activities are conducted jointly with others and, accordingly, these financial statements reflect only the Company's proportionate interest in such activities.

      Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. In October 2002, the Company sold all of its interest in its Oklahoma coalbed gas project and as a result has no further operations in Oklahoma. The Company recorded a loss from this transaction in the amount of $726,348 in 2002 and a gain resulting from post-closing adjustments in 2003 of $43,937.

      The Company is in the process of exploring its unproved oil and natural gas properties and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for oil and natural gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying oil and gas leases, the ability of the Company to obtain necessary financing to complete their exploration and development and future profitable production or sufficient proceeds from the disposition thereof.

      EQUIPMENT AND OTHER FIXED ASSETS

      Equipment and other fixed assets are stated at cost less accumulated depreciation. Depreciation expense is determined using a straight-line method over the estimated useful lives of the assets. The ranges of estimated useful lives for financial reporting are as follows:

            Computer equipment                                 3 years
            Office furniture and equipment                   5-7 years
            Leasehold improvements                             3 years
            Barges and field equipment                      5-10 years
            Gas gathering and production facility             10 years

      When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period. Maintenance and repairs are charged to expense as incurred.

      DEFERRED EXPENSES

      Deferred expenses, representing debenture issuance costs, are stated at cost less accumulated amortization. Amortization expense is determined using an effective interest rate method over the remaining life of the outstanding debentures (due date September 30, 2005).

      FOREIGN EXCHANGE AND CURRENCY TRANSLATION

      The Company's functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings. The results of operations are translated from local currencies into U.S. dollars using average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of each period. Adjustments resulting from the translation process are reported in a separate component of other comprehensive income, and are not included in the determination of the results of operations.

      REVENUE RECOGNITION

      Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company's share of pro-rata production from certain wells. When sales volumes exceed the Company's entitled share and the overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. The Company's policy is to expense the pro-rata share of lease operating costs from all wells as incurred.

      The Company's oil production is sold under market sensitive or spot price contracts. Oil sales to Teppco Crude Oil, L.P. of $1,666,865 and $274,803 in 2003 and 2002, respectively, accounted for 98% and 88% of total oil and gas sales. The Company's gas sales to Transcontinental Gas Pipe Line Corporation of $32,127 in 2003 and to Enerfin Resources of $33,712 in 2002 accounted for 2% and 11% of total oil and gas sales, respectively. The Company's accounts receivable are primarily due from exploration and production companies which own an interest in the properties the Company operates and from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company's exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions. As of December 31, 2003 $954,266 was due from ExxonMobil, $163,343 from TransAtlantic, and $269,781 from Teppco. There were no amounts due from any of these parties at December 31, 2002.

      We have no obligations to provide fixed or determinable quantities of oil or natural gas in the future under existing contracts or agreements.

      Operations income represents charges billed to non-operator working interest owners who own a working interest in the wells in which the Company serves as operator. The income is recognized in the month in which oil and gas is produced.

      Interest income is recognized as earned.

      ASSET RETIREMENT OBLIGATIONS

      Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of our oil and gas properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the well is sold, at which time the liability is reversed.

      CONVERTIBLE DEBENTURES

      Convertible debentures ("Debentures") are accounted for at the issue price ($11.7 million on October 21, 2003 and $300,000 on October 31, 2003) less applicable discount. The discount amount attributable to the Debentures resulted from a beneficial conversion feature existing on the date of issuance of the Debentures. The beneficial conversion feature is being amortized to interest expense using the effective interest method over the remaining life of the Debentures. In the event of conversion, or other early retirement of the Debentures, the remaining unamortized discount attributable to those proportionate holdings will be expensed at the time of conversion.

      INCOME TAXES

      The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the differences between the tax bases of assets and liabilities and those reported in the financial statements. The deferred tax assets or liabilities are calculated using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized. Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financia1 statements or income tax returns.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of estimates are assessing the recoverability of capitalized oil and natural gas property costs, oil and gas reserve estimates and recoverability of deferred tax assets. Actual results could differ from those estimates.

      EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised and Debentures converted unless they are anti-dilutive. As of December 31, 2003 and 2002, there were 2,000,000 and 1,950,000 shares available for issuance pursuant to the exercise of previously granted stock options, respectively. As of December 31, 2003, there were 26,666,667 shares available for issuance upon the conversion of the Debentures. Due to losses in 2003 and 2002, the options and shares issuable upon conversion of the Debentures were excluded from the calculation of diluted earnings per share as they were anti-di1utive.

      COMPREHENSIVE INCOME (LOSS)

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as a component of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income (loss) under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company had other comprehensive income (loss) of $1,553,256 and ($630,139) for the years ended December 31, 2003 and 2002, respectively, as a result of unrealized gains (losses) on marketable securities of $13,870 and ($95,838) and $1,712,174 and ($54,155) related to foreign exchange translation gain
      (loss). The Company also had a $172,788 and $480,146 reclassification adjustment for gains on marketable securities included in net income for the year ended December 31, 2003 and 2002.

      As of December 31, 2003, accumulated other comprehensive income (loss) was comprised solely of foreign currency translation gains. As of December 31, 2002, accumulated other comprehensive income (loss) was comprised of $158,918 of unrealized gains on marketable securities and $517,577 of foreign currency translation losses.

      STOCK-BASED COMPENSATION

      At December 31, 2003, the Company has a stock-based compensation plan, which is described more fully in Note 7. The Company accounts for this plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under APB 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option-vesting period. Compensation expense has been recognized for any grants to individuals who do not meet the definition of employee.

      The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                                    For years ended December 31,
                                                                    2003                   2002
                                                                     $                       $
                                                                    ----                   ----

Net loss, as reported                                              (5,681,514)             (8,730,517)
Less:  Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                                    (42,441)               (284,780)
                                                                   ----------              ----------
Pro forma net loss                                                 (5,723,955)             (9,015,297)
                                                                   ==========              ==========

Loss per share
Basic and diluted-as reported                                           (0.22)                  (0.35)
                                                                   ==========              ==========
Basic and diluted-pro forma                                             (0.22)                  (0.36)
                                                                   ==========              ==========


      The fair value of the options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following:

                                                                        2003
                                                                        ----
        Weighted average life, in years                                  5.00
        Risk-Free interest rate                                          4.54%
        Expected volatility                                            107.31%
        Expected Dividend Rate                                          None

      The fair value of the options granted in 2003 was $243,000. There were no option grants in 2002.

      NEW PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142") were issued by the Financial Accounting Standards Board in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The Emerging Issues Task Forces (EITF) is considering two issues related to the reporting of oil and gas mineral rights. Issue No. 03-S, Application of SFAS No. 142, Goodwill and Other Intangible Assets to

      Oil and Gas Companies, considers whether oil and gas drilling rights are subject to the classification and disclosure provisions of SFAS 142 if they are intangible assets. The Company classifies the cost of oil and gas mineral rights as proved and unproved oil and natural gas properties and believes that this is consistent with oil and gas accounting and industry practice. If the EITF determines that oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS 142, we estimate that $3.8 million and $2.7 million would be classified on our consolidated balance sheets as "intangible undeveloped leasehold" and $2.4 million and $830,000 would be classified as "intangible developed leasehold" as of December 31, 2003 and 2002, respectively. These amounts are net of accumulated DD&A. There would be no effect on the consolidated statements of operations or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

      We will continue to classify our oil and gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

      In July 2002, the FASB issued Statement of Financial Accountings Standards No. 146, Accounting For Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. Adoption of this standard did not have any impact on our financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor's previous accounting for guarantees that were issued before the date of FIN 45's initial application may not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company is not a guarantor under any significant guarantees and thus this interpretation did not have a significant effect on the Company's financial position or results of operations.

      In January 2003, the FASB issued FASB Interpretation No. 46,
      Consolidation of Variable Interest Entities -- An Interpretation of ARB No. 51 ("FIN 46"). FIN 46 is an interpretation of Accounting Research Bulletin 51, "Consolidated Financial Statements," and addresses consolidation of variable interest entities (VIEs) by business enterprises. The primary objective of FIN 46 is to provide guidance on the identification and financial reporting of entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an enterprise to consolidate a VIE if that enterprise has a variable interest that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. An enterprise shall consider the rights and obligations conveyed by its variable interest in making this determination. At December 31, 2003, The Company did not have any entities that would qualify for consolidation in accordance with the provisions of FIN 46, as amended. Therefore, the adoption of FIN 46, as amended, did not have an impact on our consolidated financial statements

      In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This pronouncement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after that date. The Company currently has no derivatives, embedded derivatives requiring bifurcation and separate measurement, or hedging activities, therefore, the implementation of SFAS 149 did not have any effect on our financial opposition, results of operations, or cash flows.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS 150 became effective for us starting in the quarter ended September 30, 2003. The application of SFAS 150 did not have any effect on our financial position, results of operations or cash flow.

      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin 104, Revenue Recognition. SAB 104 revises or rescinds certain guidance included in previously issued staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations relating to revenue recognition. This bulletin was effective immediately upon issuance. The Company's current revenue recognition policies comply with SAB 104.

2    LIQUIDITY AND CAPITAL RESOURCES

      The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses in 2003 and 2002, totaling approximately $5.7 and $8.7 million and negative cash flow from operations in each of 2003 and 2002, which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties.

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

      Management's strategy is to obtain additional financing and failure to do so can be expected to adversely affect the Company's ability to further the development of the ExxonMobil AMI, grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability. There can be no assurance the Company will obtain this additional funding. Such funding may be obtained through the sale of equity securities or by incurring additional indebtedness. Without such funding, revenues will continue to be limited and it can be expected that operations will not be profitable. In addition, any additional equity funding that is obtained may result in material dilution to the current holders of common stock

3    JOINT DEVELOPMENT AGREEMENT

      On November 25, 2002 the Company entered into a Joint Development Agreement with ExxonMobil whereby the Company gave ExxonMobil the right to participate in exploration and development on all lands it has under lease in the Bayou Couba area, up to 50% of the total interest and the use of its 3D seismic covering those leases in exchange for the rights to exploration and development on certain lands and leases owned by ExxonMobil, up to 50% of the total interest. Each party will pay their respective share of exploration and development costs. The original agreement terminated in 4 years and covered approximately 8,427 acres. On December 19, 2003, the Company entered into a letter agreement with ExxonMobil covering a proposed expansion of the lands covered by the agreement and to extend the termination date of the agreement (the "Expansion Agreement"). Subject to the Company fulfilling the terms of the Expansion Agreement, the Expansion Agreement adds a total of 2,560 acres to the lands covered by the agreement and extends the term by one year to November 2007 (See Note 12).

4    PROPERTY, PLANT AND EQUIPMENT

      The carrying value of equipment and other fixed assets as of December 31, 2003 and 2002 included the following components:

                                                         2003           2002
                                                           $              $
                                                         ----           ----
     Computer and office furniture and equipment        102,792         79,497
     Leasehold improvements                               5,520          5,520
     Barges and field equipment                         747,281        734,361
     Gas gathering and production facility
     expansion                                          107,403             --
                                                        -------        -------
                                                        962,996        819,378
     Less: Accumulated depreciation                    (205,237)       (76,706)
                                                        -------        -------
                                                        757,759        742,672
                                                        =======        =======

5    ASSET RETIREMENT OBLIGATIONS

      Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets.

      SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of the asset at its discounted fair value. The liability is then accreted each period until the liability is settled or the asset is sold, at which time the liability is reversed.

      We identified and estimated all of our asset retirement obligations for tangible, long-lived assets as of January 1, 2003. These obligations were for plugging and abandonment costs for depleted oil and gas wells. Prior to the adoption of SFAS 143, we included an estimate of our asset retirement obligations related to our oil and gas properties in our calculation of oil and gas depreciation, depletion and amortization expense. Upon adoption of SFAS 143, we recorded the discounted fair value of our expected future obligations of $1.4 million and recorded an increase in unproved properties of $0.4 million. The cumulative effect of the change in accounting principles was a $1.0 million loss which was recorded in the condensed consolidated statement of operations for the quarter ended March 31, 2003. Had SFAS 143 been adopted as of January 1, 2002, the Company's net loss for the year ended December 31, 2002 would have increased by approximately $143,000 and there would have been no effect on the reported earnings per share. The effect of SFAS 143 for the year ended December 31, 2003 was an increase in the net loss before cumulative effect of accounting change of approximately $145,000.

      The components of the change in our asset retirement obligations are shown below. Information for the year ended December 31, 2002 is shown on a pro forma basis.

                                       For the years ended December 31,
                                             2003           2002
                                              $              $
                                             ----           ----
Asset retirement obligations,
     January 1                            1,435,460       1,292,538
Additions and revisions                      18,609              --
Settlements and disposals                  (160,714)             --
Accretion expense                           145,419         142,922
                                          ---------       ---------
Asset retirement obligations,
     December 31                          1,438,774       1,435,460

6    NOTES PAYABLE AND LONG-TERM DEBT

      Notes payable and long-term debt as of December 31, 2003 and 2002 consisted of the following:

                                                    2003           2002
                                                     $              $
                                                    ----           ----
12% note payable                                          --        500,000
Note payable - Bank One                                   --      3,961,887
8% Convertible secured debentures                 12,000,000             --
Discount for beneficial conversion feature,
      net of amortization of $398,962             (6,267,705)            --
                                                  ----------      ---------
Total notes payable and long-term debt             5,732,295      4,461,887
                                                  ----------      ---------
Less: Current portion                                     --      4,461,887
                                                  ----------      ---------
Total notes payable and long-term debt, net
      of current portion                           5,732,295             --
                                                  ==========      =========

      12% Note Payable

      On August 2, 2002, the Company borrowed $500,000 from a private investor. The borrowing accrued interest at 12% (effective rate 22.0%) and was due on December 6, 2002, or out of the proceeds of a financing or sale or change of control of the Company if any of these events occurred prior to the due date. On February 14, 2003, we issued to the lender 166,700 shares of our common stock as additional consideration for making the loan. The loan was repaid on March 12, 2003 out of the proceeds from our sale of the remaining shares of First Calgary Petroleums Ltd. that the Company owned.

      Note Payable - Bank One

      Effective December 31, 2001, the Company acquired all of the assets and capital stock of Couba Operating Company (Couba) in connection with the bankruptcy proceedings of Couba. The ANEC/Couba Reorganization Plan ("Plan") was confirmed by the U.S. Bankruptcy Court for the Western District of Oklahoma on November 16, 2001 and became effective on December 31, 2001. As part of the Plan, the Company was to have entered into a $3,961,887 note payable with Bank One. The note was to be amortized based on a five year period and payments of principal and interest were to be made quarterly. An interest rate, final terms for repayment and collateral were not finalized until the first quarter of 2003. On March 12, 2003 the Company entered into a refinancing transaction with Bank One whereby Bank One was paid $2,250,000 for partial release of collateral held by it resulting from the Plan. Additionally, the Company entered into a note payable with Bank One for remaining balances due pursuant to the Plan in the amount of $1,715,134 with interest at Bank One prime plus 2%, due December 31, 2003. This refinancing was treated as a modification of debt. Interest rate on the outstanding balance during the year ranged from 6.25% to 6.75%. The note was paid in full in October 2003 upon issuance of 8% convertible debentures discussed in more detail below. The balance of unamortized premium arising from the March 2003 refinancing was recorded as a reduction to the loss on redemption of debt of $102,790.

      Note Payable - Quest Capital Corp.

      In March 2003 the Company borrowed $2,500,000 from Quest Capital Corp., as successor to Quest Investment Corporation (collectively "Quest") in the form of a note payable due October 31, 2003. Interest was payable monthly at an annual rate of 12% (effective rate 22.0%). The note was collateralized by a mortgage on all oil and gas properties of the Company. The Company also issued 688,000 shares of its stock to Quest as additional consideration. A director of the Company is also a director of Quest. On October 21, 2003, concurrent with the sale of Convertible Secured Debentures further discussed below, the Company paid the Quest note in full and the Company received a release of collateral held by Quest. The balance of unamortized discount on the Quest note was recorded as a loss on redemption of debt in the amount of $33,263.

      Production Payment Financing

      On March 12, 2003, the Company entered into a funding arrangement with TransAtlantic Petroleum (USA) Corp. ("TransAtlantic") whereby TransAtlantic agreed to advance the Company up to $2.0 million, of which up to $1.8 million was to be used to fund the Company's share of the drilling and completion costs for the four initial wells the Company drilled in St. Charles Parish, Louisiana ("Subject Wells") (the advance was repaid in October 2003, as further discussed below). In exchange, TransAtlantic received a production payment payable out of 75% of the net revenues from the Subject Wells, and, upon repayment, a 10% working interest in such wells. In addition, TransAtlantic received a 10% interest in the Company's Bayou Couba lease and lease with the State of Louisiana ("Subject Leases"). Further, TransAtlantic has the right to acquire a 10% participation in any additional interests the Company acquires in the
      23.138 square mile Bayou Couba salt dome development area, including any interests acquired through the Company's area of mutual interest joint development agreement with ExxonMobil Corp. The Company's obligations to TransAtlantic were collateralized by a lien against the Company's interest in the Subject Wells and their hydrocarbon production. The Company had drawn a total of $2.0 million, including the $200,000 not specifically identified with the drilling of the Subject Wells. Imputed interest on the $2.0 million amounted to $461,544, which was recorded as a discount on the production payment liability, with a corresponding reduction in the value of proved and unproved oil and natural gas properties, representing the sale of the 10% working interest in the Subject Leases and Subject Wells. The discount was accreted to interest expense, using the units of production method. Concurrent with the sale of Convertible Secured Debentures on October 21, 2003, as further discussed below, the Company paid the TransAtlantic production payment loan in full and the Company received a release of collateral held by TransAtlantic. At that time the outstanding balance of the production payment loan was $1,672,650 (including the amounts related to volumes produced). The balance of unamortized discount on the production payment loan in the amount of $291,257 at the time of the early repayment of the loan was recorded as loss on redemption of debt.

      A current director of the Company is a current director of TransAtlantic. Therefore, this transaction represents a related party transaction. Concurrent with the sale of Convertible

      Secured Debentures on October 21, 2003 the chairman of TransAtlantic at the time was appointed to the board of directors of the Company as further discussed below.

      8% Convertible secured debentures

      On October 21, 2003 and October 31, 2003 the Company completed financing transactions of $11.695 million and $305,000, respectively, by issuing Convertible Secured Debentures (the "Debentures"). The Debentures are repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. The outstanding principal of the Debentures is convertible by the holders into common shares of the Company at any time prior to maturity at a conversion price of $0.45 per share, subject to antidilution adjustment, and the Debentures are redeemable by the Company at any time after October 1, 2004 if the weighted average price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 1662/3% of the conversion price. A finder's fee in the amount of $360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing. The Company used approximately $5.9 million of the proceeds of the financing for the repayment of the secured debt held by Quest Capital Corporation, Bank One and TransAtlantic Petroleum (USA) Corp. and approximately $2.1 million of the proceeds for the payment of accounts payable and intends to use the balance primarily for exploration and development of its Bayou Couba oil and gas leases within its ExxonMobil Joint Development Project in St. Charles Parish, Louisiana. The Debentures are collateralized by substantially all of ANEC's assets. The Debentures have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions.

       The Debentures are convertible into common shares at a conversion price of $0.45 per share. On the dates the transaction was completed, the closing price for shares of the Company's common stock on the TSX Venture Exchange was $0.70 per share. Because the market price of the Company's stock on the dates the transaction was completed exceeded the conversion price, the Debentures included a beneficial conversion feature of approximately $6.7 million. The estimated value of the beneficial conversion feature was recorded as a discount to the carrying value of the bonds and as an increase in additional paid-in capital. The discount is being amortized to interest expense over the life of the Debentures using the effective interest method. In the event any Debentures are converted prior to September 30, 2005, any unamortized discount attributed to those proportionate holdings will be expensed at the time of conversion. Amortization of the discount amounted to approximately $399,000 for 2003.

      Concurrent with the financing, two additional directors were elected to the board of directors of the Company. One of the newly elected directors was the chairman of TransAtlantic at the time of the transaction.

7    CAPITAL STOCK

      OPTIONS

      The Company adopted the 2001 Stock Incentive Plan during the year ended December 31, 2001 that replaced the 2000 Stock Option Plan. Under the terms of the 2000 Plan, which had been adopted by Gothic prior to the reorganization (see Note 11), the board had the right from time to time authorize the issuance of options to directors, officers and service providers of Gothic and its subsidiaries. The option price under each option shall not be less than the discounted market price, as allowed by the TSX Venture Exchange, on the grant date. The expiration date for each option shall be set by the board at the time of issue of the option and shou1d not be more than 5 years after the grant date. The maximum number of shares which may be issuable pursuant to options granted under the plan shall be 5,000,000 shares or such additional amount as may be approved from time to time by the shareholders of Gothic. The number of shares issuable to any one optionee under the plan shall not exceed 5% of the total number of issued and outstanding shares on a non-diluted basis. The number of shares which may be issuable under the plan within a one year period, in aggregate shall not exceed 20% of the then outstanding options issued under such plan and to any optionee who is an insider shall not exceed 5% of the then outstanding options issued under such plan. Upon approval by Gothic's shareholders of the corporate reorganization (see Note 11) and the adoption of the 2001 Stock Incentive Plan, the options outstanding under the 2000 Plan were replaced with options having the same exercise price and expiration date under the 2001 Stock Incentive Plan. No further options will be granted under the 2000 Plan.

      Stock option activity for the years ended December 31, 2003 and 2002 is as follows:

                                                                    Weighted
                                                Number of            Average
                                                  Options     Exercise price
                                                                           $
                                                ---------     --------------
     Outstanding - December 31, 2001            1,987,500               0.33
     Exercised                                    (37,500)              0.33
                                                ---------               ----
     Outstanding - December 31, 2002            1,950,000               0.33
                                                ---------               ----
     Granted                                      450,000               0.68
     Expired                                     (400,000)              0.32
                                                ---------               ----
     Outstanding - December 31, 2003            2,000,000               0.41
                                                =========               ====


      Exercise prices of options outstanding at December 31, 2003 ranged from $0.32 to $0.68. At December 31, 2003, 1,550,000 (2002 - 1,050,000) options have vested and are exercisable at a weighted average price of $0.33. The weighted average remaining contractual life of options granted at December 31, 2003 is 40 months (2002 - 42 months).

      The 2001 Stock Incentive Plan, (approved by the shareholders in January
      2002), is comprised of a Discretionary Option Grant Program, a Salary Investment Option Grant Program, a Stock Issuance Program, an Automatic Option Grant Program, and a Director Fee Option Grant. The maximum number of shares of Common Stock initially reserved for issuance over the term of the 2001 Stock Incentive Plan shall not exceed 5,000,000 shares. The 2001 Stock Incentive Plan terminates upon the earliest of (i) December 14, 2011, (ii) the date on which all shares available for issuance under the plan have been issued as fully-vested shares, or (iii) the termination of all outstanding options in connection with a change in control. Options outstanding under the 2000 Stock Option Plan were exchanged for options under the new plan.

      Under the Discretionary Option Grant Program, the Plan Administrator will fix the exercise price per share at the time of the grant. No option will have a term in excess of ten years measured from the option grant date. As of December 31, 2003 and 2002, there were options to purchase 1,900,000 and 1,950,000 shares outstanding under the Discretionary Option Grant Program, respectively.

      Under the Salary Investment Option Grant Program, the exercise price per share will be thirty-three and one-third percent of the fair market value per share of the common stock on the option grant date. The options will become exercisable in a series of twelve successive equal monthly installments upon the completion of each calendar month of service in the calendar year for which the salary reduction is in effect. Each option will have a maximum term of ten years measured from the option grant date. As of December 31, 2003 and 2002, there were no options granted under the Salary Investment Option Grant Program.

      The plan administrator will fix the purchase price per share of common stock under the Stock Issuance Program. The plan administrator may issue shares that are fully and immediately vested upon issuance or which are to vest in one or more installments over the participant's period of service or upon attainment of specified performance objectives. As of December 31, 2003 and 2002, there were no shares outstanding under the Stock Issuance Program.

      Under the Automatic Option Grant Program, each individual who is first elected or appointed as a non-employee Board member at any time after February 1, 2002 shall automatically be granted, on the date of initial election or appointment, a Non-Statutory Option to purchase 50,000 shares of common stock, provided that the individual has not previously been employed by the Company or any parent or subsidiary. On the date of each Annual Stockholders Meeting held after January 1, 2002, each individual who is to continue to serve as a non-employee Board Member will automatically be granted a Non-Statutory Option to purchase 5,000 shares of common stock, provided, commencing January 1, 2003, the individual has served as a non-employee Board member for at least 6 months. The exercise price under this plan will be the fair market value of the common stock on the option grant date. Each option shall be immediately exercisable for any or all option shares. However, any shares purchased under the option shall be subject to repurchase by the Company, at the exercise price paid, upon the optionee's cessation of Board service prior to vesting in those shares. Each initial 50,000 share option will vest, and the Company's repurchase right will lapse, in a series of three successive equal annual installments upon the optionee's completion of each year of Board service over a three-year period measured from the grant date. Each annual 5,000 share option will vest, and the Company's repurchase right will lapse, upon the optionee's completion of one year of Board service measured from the grant date. As of December 31, 2003 there were 100,000 options outstanding under the Automatic Option Grant Program. There were no options outstanding under the Automatic Option Grant Program as of December 31, 2002.

      The Board has the authority to implement the Director Fee Option Grant Program as of the first day of any calendar year. Upon the implementation of the Director Fee Option Grant Program, each non-employee Board member may elect to apply all or any portion of the annual retainer fee otherwise payable in cash for his or her service on the Board to the acquisition of a special option grant. As of December 31, 2003 and 2002, there were no options outstanding under the Director Fee Option Grant Program.

8    COMMITMENTS AND CONTINGENCIES

      The Company rents office space and equipment under long-term operating leases that expire through 2005. The future minimum lease payments required under the operating leases that have initial non-cancelable lease terms in excess of one year amounted to $35,074 to be paid in 2004 and $1,523 to be paid in 2005.

      Rent expense on all operating leases amounted to approximately $85,300 and $66,000 in 2003 and 2002, respectively.

      Bank of Oklahoma, N.A. has issued an irrevocable standby letter of credit, dated December 24, 2003 and expiring December 24, 2004, in the amount of $125,000 drawn in favor of RLI Insurance Company securing a surety bond in favor of the Louisiana Office of Conservation for plugging and abandonment obligations which may occur as a result of drilling operations in St. Charles Parish, Louisiana.

      We agreed that the Class 7 creditors to the ANEC/Couba Reorganization Plan ("Plan") would receive a contingent payable from future production of the properties in the amount of approximately $4.9 million. The contingent payable is in the form of a net profits interest ("NPI"), the size of which is determined by the location of wells that may be drilled in the future. Wells existing at the effective date of the Plan receive an NPI of 50%, new wells drilled on acreage transferred by the Plan to the Company will receive an NPI of 15% and new wells drilled within the boundaries of a seismic shoot previously owned by Couba will receive an NPI of 6%. The Company is entitled to recover all capital and operating costs prior to the NPI becoming payable. At a minimum, the Class 7 creditors are to receive an overriding royalty interest that is in payment of the contingent payable. The Company is accounting for any contingent purchase price payments to the Class 7 creditors as additions to the full cost pool as production occurs.

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

9    RELATED PARTY TRANSACTIONS

      The Company was charged $20,329 of office administration expense by companies controlled by directors of the Company during 2002, $3,992 of which was accrued as of December 31, 2002. No such expenses were incurred in 2003.

      During the year ended December 31, 2002 we had a note payable to an officer/director of the Company in the amount of $40,000. The note was an uncollateralized, demand loan with no stated interest rate. Interest was paid at a rate commensurate with the rate incurred by the officer/director in a personal loan transaction providing these funds. The note was repaid in November 2003.

      We entered into two financing transactions with entities in which either current or former directors of the Company are currently directors. We borrowed $2,500,000 from Quest Investment, Inc. in March 2003. We currently have a director who is also a director of Quest (see Note 6). In addition, we entered into a financing transaction with TransAtlantic Petroleum (USA) Corp. A current director of the Company is currently a director of TransAtlantic (see Note 6).

10   INCOME TAXES

      The provision for income taxes for the year ended December 31, 2003 is based on the liability method prescribed by Statement of Financial Accounting Standards No. 109 and includes current taxes and the change in the Company's deferred income tax asset or liability during the year. Deferred income tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

      The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

                                                        2003         2002
                                                          $            $
                                                        ----         ----
     DEFERRED TAX ASSETS:
     Asset retirement costs                              546,158           --
     Foreign exchange loss                               651,230           --
     Acquisition, exploration and development
     costs and related depreciation, depletion and
     amortization                                      1,699,127    2,581,495
     Contribution carryovers                               1,967          949

     Net operating loss carryforwards                  2,677,805    1,404,667
                                                      ----------   ----------
               Deferred tax asset                      5,576,287    3,987,111

     Less: Valuation allowance                        (5,576,287)  (3,987,111)
                                                      ----------   ----------
     Total deferred tax asset (liability)                     --           --
                                                      ==========   ==========


      The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The differences for the years ended December 31, 2003 and 2002 are summarized as follows:

                                                     2003           2002
                                                      $              $
                                                     ----           ---

        Federal tax benefit at statutory rate       1,978,730      2,867,537
        State taxes, net of federal taxes             167,623        365,603
        Other                                         (20,335)       (10,034)
        Less: valuation allowance                  (2,126,018)    (3,223,106)
                                                   ----------     ----------

        Total provision for income taxes                   --             --
                                                   ==========     ==========

      As of December 31, 2003, the Company has a net operating loss carry-forward of approximately $7,054,281 which is available to reduce future taxable income, if any, through 2024. Management has determined that it is more likely than not that the benefit of the deferred tax asset will not be realized and thus has provided a 100% valuation allowance against the deferred tax asset.

11   REORGANIZATION

      On January 22, 2002, the Company completed a corporate reorganization which became effective February 8, 2002. At a meeting held on January 18, 2002, the shareholders of Gothic approved an arrangement under Section 192 of the Canada Business Corporations Act whereby the shareholders of Gothic voted to exchange all their common shares for shares of ANEC. The effect of the reorganization was that Gothic, which had formerly been the parent corporation of ANEC, became its wholly-owned subsidiary and ANEC became the parent corporation. The shareholders of Gothic tendered their share certificates and received a like number of shares of ANEC. All outstanding warrants and options to purchase shares of Gothic now represent the right to purchase shares of ANEC on substantially the identical terms and conditions. The shares of Gothic are no longer listed on the Toronto Venture Exchange, Inc. and in their place, the shares of ANEC were listed on that exchange, quoted and traded in U.S. dollars under the symbol ANR.U. Also on that date, the shareholders approved the reduction of the stated capital of Gothic by the amount of the accumulated deficit of $2,015,495. This transaction has been accounted for as a quasi-reorganization. Gothic may be deemed a predecessor of the Company.

      Upon petition of Gothic, the Supreme Court of British Columbia, at a hearing held on January 22, 2002, considered the fairness of the terms and conditions of the reorganization. All the security holders of Gothic were mailed a notice dated December 19, 2001 of the hearing and had the opportunity to appear. Upon finding that the terms of the transaction were fair, both procedurally and substantively, to the security holders of Gothic, the Court entered an order approving the reorganization pursuant to the provisions of Section 192 of the Canada Business Corporations Act. The British Columbia Court was advised by Gothic in the petition presented to the Court before the hearing that ANEC would rely on the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a) (10) thereof in issuing its shares in exchange for the shares of Gothic

12   SUBSEQUENT EVENTS

      On December 19, 2003, the Company entered into a letter agreement with ExxonMobil whereby the terms of the Joint Development Agreement (the "Agreement") by and between the Company and ExxonMobil were expanded with the occurrence of specific events (the "Expansion Agreement"). The Company at its sole risk and expense drilled two wells in specific locations to minimum depths of 8,000 feet and 7,700 feet, the first within 90 days of the date of the execution of the Expansion Agreement and the second, within 90 days of reaching total depth on the first well. With completion of the first well on January 1, 2004, an additional 1,280 acres were added by ExxonMobil to the area in the Agreement and the termination date was extended to November 2007. With completion of the requirements of the second well on February 12, 2004, an additional 1,280 acres were added by ExxonMobil to the area in the Agreement.

13   DISCLOSURES ABOUT OIL AND GAS PRODUCING ACTIVITIES

      Net Capitalized Costs

      The following summarizes net capitalized costs as of December 31, 2003 and 2002.

                                                         2003         2002
                                                          $             $
                                                         ----         ----
      Oil and gas properties
           Proved                                     12,058,920      8,049,878
           Unproved                                    3,773,136      2,710,994
                                                      ----------     ----------
                Total                                 15,832,056     10,760,872

      Less accumulated depreciation, depletion and
      amortization and impairment                     (8,356,023)    (6,960,678)
                                                      ----------     ----------

      Net capitalized costs                            7,476,033      3,800,194
                                                      ==========     ==========


      Unproved Property Costs

      The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2003. All costs represent investment in unproved property in Louisiana and will be evaluated over several years as the properties are explored.

                               2003        2002         2001        Total
                                $           $            $            $
                               ----        ----         ----        -----
Property acquisition costs    262,130     535,680    1,986,640    2,784,450
Capitalized interest          712,829     275,857           --      988,686
                              -------     -------    ---------    ---------
                              974,959     811,537    1,986,640    3,773,136
                              =======     =======    =========    =========

      Costs Incurred in Oil and Gas Acquisition, Exploration and Development

                                            2003             2002
                                             $                 $
                                            ----             ----

      Development costs                   2,953,794            681,102
      Exploration costs                   1,331,286          2,842,783
      Acquisition costs (1)
           Proved                                --                 --
           Unproved                         974,959            811,537
      Sales of properties                  (618,855)        (1,667,581)
                                          ---------         ----------

                                          4,641,184          2,667,841
                                          =========         ==========

----------
(1) Acquisition costs exclude asset retirement costs of $430,000 upon implementation of SFAS 143 as of January 1, 2003.

      Results of Operations from Oil and Gas Producing Activities

      The Company's results of operations from oil and gas producing activities are presented below for the years 2003 and 2002. The following table includes revenues and expenses associated directly with our oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

                                                                 2003          2002
                                                                   $              $
                                                               ----------      ----------
      Oil and gas sales                                         1,698,992         308,514
      Operations income                                            43,902           2,751
      Lease operating expenses                                   (495,409)       (481,711)
      Production taxes                                            (66,807)        (11,115)
      Net gain (loss) from sale of oil and gas properties          43,937        (726,348)
      Impairment of oil and gas properties                       (653,886)     (6,476,993)
      Depreciation, depletion and amortization                 (1,024,676)       (410,050)
                                                               ----------      ----------

      Results of operations from oil and gas activities          (453,947)     (7,794,952)
                                                               ==========      ==========

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

      December 31, 2003
      -----------------

                                                                   OIL                GAS                 TOTAL
                                                                 (mbbl)              (mmcf)              (mmble)
                                                                 ------              ------              -------
       Proved reserves, beginning of period                      114.53              40.01               121.20
       Extensions, discoveries and other additions                77.09             203.71               111.04
       Revisions of previous estimates                            71.09              56.70                80.54
       Production                                                (50.25)             (6.20)              (51.28)
       Sale of reserves in place                                 (32.91)            (21.75)              (36.54)
       Purchase of reserves in place                                 --                 --                   --
                                                                 ------             ------               ------
       Proved reserves, end of period                            179.55             272.47               224.96
                                                                 ======             ======               ======

       Proved developed reserves:
            Beginning of period                                   18.02                 --                18.02
                                                                 ======             ======               ======
            End of period                                        110.93             212.43               146.34
                                                                 ======             ======               ======



      December 31, 2002
      -----------------

                                                                   OIL              GAS                   TOTAL
                                                                 (mbbl)            (mmcf)                (mmble)
                                                                 ------            ------                -------
       Proved reserves, beginning of period                          --                 --                   --
       Extensions, discoveries and other additions               126.44           1,445.75               367.40
       Revisions of previous estimates                               --                 --                   --
       Production                                                (11.91)            (13.06)              (14.09)
       Sale of reserves in place                                     --          (1,392.68)             (232.11)
       Purchase of reserves in place                                 --                 --                   --
                                                                 ------          ---------               ------

       Proved reserves, end of period                            114.53              40.01               121.20
                                                                 ======             ======               ======

       Proved developed reserves:
            Beginning of period                                      --                 --                   --
                                                                 ======             ======               ======
            End of period                                         18.02                 --                18.02
                                                                 ======             ======               ======


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

      Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2003 and December 31, 2002 were $29.25 and $30.16 per barrel for oil and $5.97 and $4.74 per mmbtu for natural gas, respectively. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

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

      The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS 69:

                                                                                     December 31,
                                                                               2003                2002
                                                                                $                   $
                                                                               ----                ----
     Future cash inflows                                                    7,464,800           3,644,000
     Future production taxes                                                 (574,200)           (202,000)
     Future development costs                                              (1,178,400)           (827,700)
     Future production costs                                               (1,323,600)           (957,300)
     Estimated future Net Profits payments                                    (22,800)           (366,200)
     Future income tax provision                                                   --                  --
                                                                           ----------           ---------
     Net future cash flows                                                  4,365,800           1,290,800
     Less effect of a 10% discount factor                                    (676,100)           (201,600)
                                                                           ----------           ---------
     Standardized measure of discounted future net cash flows               3,689,700           1,089,200
                                                                           ==========           =========
     Discounted (at 10%) future net cash flows before income taxes          3,689,700           1,089,200
                                                                           ==========           =========

      The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

                                                                                     December 31,
                                                                                 2003            2002
                                                                                  $                $
                                                                                 ----            ----
     Standardized measure, beginning of period                               1,089,200               --
     Sales of oil and gas produced, net of production costs                   (464,630)        (218,147)
     Extensions and discoveries, net of future production and
     development costs                                                       3,397,830        2,861,666
     Sales of oil and gas properties                                                --         (986,519)
     Change in estimated net profits payments                                  343,400         (366,200)
     Accretion of discount                                                    (676,100)        (201,600)
                                                                             ---------        ---------
     Standardized measure, end of period                                     3,689,700        1,089,200
                                                                             =========        =========