Form 10QSB
period 2004-03-31
AMERICAN NATURAL ENERGY CORP
filed 2004-05-24
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
        |X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934 for the quarterly period ended March 31, 2004;

           or

        | | Transition report pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934 for the transition period
            from            to           .
                ----------      ---------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        As of May 13, 2004, 26,154,546 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

                       AMERICAN NATURAL ENERGY CORPORATION

                         QUARTERLY REPORT ON FORM 10-QSB

                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1.    Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets - March 31, 2004            4
           and December 31, 2003

           Condensed Consolidated Statements of Operations -                 5
           Three Months Ended March 31, 2004 and
           March 31, 2003

           Condensed Consolidated Statements of Cash Flows -                 6
           Three Months Ended March 31, 2004 and
           March 31, 2003

           Notes to Condensed Consolidated Financial Statements              7


Item 2.    Management's Discussion and Analysis or Plan of                   12
           Operation

Item 3.    Controls and Procedures                                           19

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                        MARCH 31, 2004       DECEMBER 31, 2003
                                                                                               $                     $

                                       ASSETS

Current assets:
     Cash and cash equivalents                                                                  99,710              1,650,110
     Accounts receivable - joint interest billing                                              724,933              1,308,981
     Accounts receivable - oil and gas sales                                                 1,553,558                384,003
     Accounts receivable - other                                                                36,539                 50,194
     Prepaid expenses                                                                           60,969                 88,762
     Oil inventory                                                                              11,898                 14,947
                                                                                        ----------------       ----------------
           Total current assets                                                              2,487,607              3,496,997

Proved oil and natural gas properties, net of accumulated depletion, depreciation,
    amortization and impairment of $8,669,556 and $8,356,023                                 4,061,882              3,702,897
Unproved oil and natural gas properties                                                      5,887,096              3,773,136
Equipment and other fixed assets, net of accumulated depreciation of
    $241,796 and $205,237                                                                      755,496                757,759
Deferred expenses                                                                              537,921                589,983
                                                                                        ----------------       ----------------
           Total assets                                                                     13,730,002             12,320,772
                                                                                        ----------------       ----------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                                                2,348,588              2,587,815
     Revenue payable                                                                         2,464,859                836,679
     Accrued payroll                                                                            60,000                170,000
     Accrued interest                                                                            5,999                  4,734
     Notes payable and current portion of long-term debt                                            --                 13,367
                                                                                        ----------------       ----------------
           Total current liabilities                                                         4,879,446              3,612,595

Deferred income taxes                                                                               --                     --
Convertible secured debentures, $12,000,000 net of discount of $5,691,404 and
    $6,267,705, respectively                                                                 6,308,596              5,732,295
Asset retirement obligation                                                                  1,470,289              1,438,773
                                                                                        ----------------       ----------------
           Total liabilities                                                                12,658,331             10,783,663
                                                                                        ----------------       ----------------

Commitments and contingencies (Note 4)

Stockholders' equity:

     Common stock
        Authorized - 100,000,000 shares with par value of $0.01
          issued  - 26,154,546                                                                 261,545                261,545
     Additional paid-in capital                                                             14,492,998             14,492,998
     Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-
          reorganization stated capital was reduced by an accumulated deficit of
          $2,015,495)                                                                      (14,778,483)           (14,412,031)
     Accumulated other comprehensive income                                                  1,095,611              1,194,597
                                                                                        ----------------       ----------------
           Total stockholders' equity                                                        1,071,671              1,537,109
                                                                                        ----------------       ----------------

           Total liabilities and stockholders' deficit                                      13,730,002             12,320,772
                                                                                        ----------------       ----------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three-month periods ended March 31, 2004 and March 31, 2003

                                                                             2004                   2003
                                                                               $                      $

Revenues:
Oil and gas sales                                                           731,525                237,327
Operations income                                                            37,894                  2,809
Interest and other income                                                     1,025                     --
                                                                      ---------------        ---------------
                                                                            770,444                240,136
                                                                      ---------------        ---------------

Expenses:
Lease operating expense                                                     102,132                147,153
Production tax expense                                                       37,719                  9,088
General and administrative                                                  511,018                308,811
Foreign exchange (gain) loss                                                (99,026)               549,748
Interest and financing costs                                                151,477                 65,963
Gain on sale of marketable securities                                            --               (172,788)
Impairment of oil and gas properties                                             --                152,064
Depreciation, depletion and amortization - oil and gas properties           343,707                197,154
Depreciation and amortization - other assets                                 89,869                 31,494
                                                                     ---------------        ---------------

     Total expenses                                                       1,136,896              1,288,687
                                                                     ---------------        ---------------

Loss before income tax expense and cumulative effect of
    accounting change                                                      (366,452)            (1,048,551)
Income tax expense                                                               --                     --
                                                                     ---------------        ---------------
Net loss before cumulative effect of  accounting change                    (366,452)            (1,048,551)

Cumulative effect of accounting change                                           --             (1,005,460)
                                                                     ---------------        ---------------

Net loss                                                                   (366,452)            (2,054,011)
                                                                     ---------------        ---------------

Other comprehensive income (loss) - net of tax:
Unrealized gain on marketable securities                                         --                 13,870
Foreign exchange translation                                                (98,986)               547,186
Reclassification adjustment for gains on marketable
    securities included in net loss                                              --               (172,788)
                                                                     ---------------        ---------------

Other comprehensive income (loss)                                           (98,986)               388,268

Comprehensive loss                                                         (465,438)            (1,665,743)
                                                                     ---------------        ---------------

Basic and diluted loss per share before
     cumulative effect of accounting change                                   (0.01)                 (0.04)
                                                                     ---------------        ---------------
Cumulative effect of accounting change                                           --                  (0.04)
                                                                     ---------------        ---------------
Net loss per share                                                            (0.01)                 (0.08)
                                                                     ---------------        ---------------

Weighted average number of shares outstanding
      Basic                                                              26,154,546             25,321,418
                                                                     ---------------        ---------------
      Diluted                                                            26,154,546             25,321,418
                                                                     ---------------        ---------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three-month periods ended March 31, 2004 and March 31, 2003

                                                                            2004                   2003
                                                                              $                      $

Cash flows from operating activities:
    Net loss                                                             (366,452)            (2,054,011)
    Non cash items:
        Depreciation, depletion and amortization                          433,576                228,648
        Impairment of oil and gas properties                                   --                152,064
        Foreign exchange (gain) loss                                      (99,026)               549,748
        Gain on sale of marketable securities                                  --               (172,788)
        Cumulative effect of accounting change                                 --              1,005,460
        Non cash compensation expense                                          --                 29,531
    Changes in working capital items:
        Accounts receivables                                             (571,852)            (1,029,938)
        Oil inventory                                                       4,391                 (6,242)
        Prepaid expenses                                                   26,543                 20,126
        Accounts payable, revenue payable and
            accrued liabilities                                           935,816              1,804,333
                                                                   ----------------       ----------------

Net cash provided by operating activities                                 362,996                526,931
                                                                   ----------------       ----------------

Cash flows from investing activities:
    Proceeds from sale of marketable securities                                --                208,051
    Proceeds from sale of oil and gas properties                               --                200,000
    Purchase and development of oil and gas properties                 (1,865,775)            (1,125,367)
    Purchase of fixed assets                                              (34,294)               (12,920)
                                                                   ----------------       ----------------

Net cash used in investing activities                                  (1,900,069)              (730,236)
                                                                   ----------------       ----------------

Cash flows from financing activities:
    Issuance of notes payable                                                  --              2,500,000
    Payment of notes payable                                              (13,367)            (2,750,000)
    Production payments issued                                                 --                766,996
                                                                   ----------------       ----------------

Cash (used in) provided by financing activities                           (13,367)               516,996

Effect of exchange rate changes on cash                                        40                 (3,796)
                                                                   ----------------       ----------------

Increase (decrease) in cash and cash equivalents                       (1,550,400)               309,895
                                                                   ----------------       ----------------

Cash beginning of period                                                1,650,110                 86,295
                                                                   ----------------       ----------------

Cash end of period                                                         99,710                396,190
                                                                   ----------------       ----------------

Supplemental disclosures:
     Interest paid, net of capitalized interest                           150,187                  8,500

Non cash financing and investing activities
     Capitalized interest included in unproved properties                 576,301                 82,845
     Accrued interest refinanced upon modification of debt                     --                331,728
     Common shares issued in conjunction with issuance of
      notes payable                                                            --                300,000

    The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004 and 2003
-------------------------------------------------------------------------------


1   SIGNIFICANT ACCOUNTING POLICIES

     The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the "Company") as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2004 and 2003 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the company.

     In the opinion of management, all adjustments considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2004 are not indicative of the results that may be expected for the full year ending December 31, 2004.

     STOCK-BASED COMPENSATION

     The Company has a stock-based compensation plan, and accounts for stock options granted to employees under this plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"). Pursuant to provisions of APB 25, compensation expense is recognized based on the difference, if any, on the measurement date, as defined, between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option's vesting period. Compensation expense is recognized for any grants to individuals who do not meet the definition of employee.

     The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123, Accounting for Stock-Based Compensation, and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004 and 2003
-------------------------------------------------------------------------------

     The following table illustrates the pro-forma effect of stock-based employee compensation on net loss and loss per share had the Company applied the fair value recognition provisions of SFAS 123 to such compensation.

                                                  Three Months Ended March 31,
                                                    2004              2003
                                                      $                 $
                                               -------------     --------------

     Net loss, as reported                        (366,452)       (2,054,011)
     Less:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of related tax effects                   (134,836)          (17,173)
                                               -------------    ---------------

     Pro forma net loss                           (501,288)       (2,071,184)
                                               =============    ===============

     Loss per share
     Basic and diluted-as reported                   (0.01)            (0.08)
                                               =============    ===============

     Basic and diluted-pro forma                     (0.02)            (0.08)
                                               =============    ===============


     For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period, which is two years. Because our stock options vest over two years and additional awards may be made each year, the above pro forma disclosures may not be representative of the effects on pro forma net income for future quarters.

     NEW PRONOUNCEMENTS

     Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142") were issued by the Financial Accounting Standards Board in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The Emerging Issues Task Forces (EITF) is considering Issue No. 03-S, Application of SFAS No. 142, Goodwill and Other Intangible Assets to Oil and Gas Companies, intended to address whether oil and gas mineral rights are considered intangible assets subject to the classification and disclosure provisions of SFAS 142. In addition, the FASB has recently issued proposed FSP FAS 141-a and 142-a "Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004 and 2003
-------------------------------------------------------------------------------

     Intangible Assets." The recently issued FSP would amend FAS 141 and FAS 142 to remove some inconsistencies between the standards related to the proper classification of assets related to mineral rights. We will continue to monitor this issue.

     The Company classifies the cost of oil and gas mineral rights as proved and unproved oil and natural gas properties and believes that this is consistent with oil and gas accounting and industry practice. If the EITF determines that oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS 142, we estimate that $4.3 million and $3.8 million of unproved oil and gas properties balance would be classified on our condensed consolidated balance sheets as "intangible undeveloped leasehold" and $2.7 million and $2.4 million of the net book value of proved oil and gas reserves would be classified as "intangible developed leasehold" as of March 31, 2004 and December 31, 2003, respectively. There would be no effect on the condensed consolidated statements of operations or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

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

     A reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share were as follows:

                                                   Three Months Ended March 31,
                                                    2004 (1)          2003 (2)
                                                       $                 $

     Numerator - net loss before
     cumulative effect of accounting
     change
            Basic                                  (366,452)        (1,048,551)
            Diluted                                (366,452)        (1,048,551)

     Cumulative effect of accounting
     change                                              --         (1,005,460)

     Net loss - basic                              (366,452)        (2,054,011)
     Net loss - diluted                            (366,452)        (2,054,011)

      Denominator - weighted average
      number of shares outstanding
            Basic                                26,154,546         25,321,418
            Diluted                              26,154,546         25,321,418

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004 and 2003
-------------------------------------------------------------------------------

      -------------------
          (1) Does not include 2,000,000 outstanding potentially dilutive options and warrants at a weighted average price of $0.41 per share, and the effects of 26,666,667 common shares issuable upon conversion of 8% debentures due to the net loss.

          (2) Does not include 1,750,000 outstanding potentially dilutive options and warrants at a weighted average price of $0.33 per share due to the net loss.

3   LIQUIDITY AND CAPITAL RESOURCES

     The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses in the quarter ended March 31, 2004 and during the year ended December 31, 2003 totaling approximately $0.4 million and $5.7 million and negative cash flow from operations for the year ended December 31, 2003, which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties.

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

     Management's strategy is to obtain additional financing and failure to do so can be expected to adversely affect the Company's ability to further the development of its properties and the ExxonMobil AMI, grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability. There can be no assurance the Company will obtain this additional funding. Such funding may be obtained through the sale of equity securities or by incurring additional indebtedness. Certain covenants included in the 8% convertible secured debentures due September 30, 2005 limit the amount of additional indebtedness we can incur to $2 million. Without additional funding, revenues will continue to be limited and it can be expected that operations will not be profitable. In addition, any additional equity funding that is obtained may result in material dilution to the current holders of common stock.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2004 and 2003
-------------------------------------------------------------------------------

4   COMMITMENTS AND CONTINGENCIES

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

     As part of the purchase price of the assets acquired in 2001, the Company agreed that the holders of unsecured claims aggregating approximately $4.9 million would receive payment of 100% of their allowed claim out of a net profits interest and overriding royalty in the production from existing wells on the Bayou Couba lease and new wells drilled on an area of mutual interest covering an approximately 23.5 square mile area outside the area covered by the Bayou Couba lease. The net profits interest and overriding royalty provide that such creditors will be allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou Couba lease acreage, 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou Couba lease acreage and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on the area of mutual interest. The net profits interest and overriding royalty interest terminate upon repayment of the unsecured claims. As new wells are drilled, the overriding royalty interest and net profits interest will reduce future revenues of the Company. Additionally, the Company agreed that, after repayment to it of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba lease and the area of mutual interest, the former holders of equity securities of Couba will be entitled to a reversionary interest in the wells in the Bayou Couba lease equal to 25% of the working interest obtained by the Company directly from Couba at the time of confirmation and as a result of the plan of reorganization of Couba.

     We are a defendant in a number of legal proceedings which we consider to be routine litigation that is incidental to our business. We do not expect to incur any material liability as a consequence of such litigation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         We are engaged in the acquisition, development, exploitation and production of oil and natural gas. Our revenues and profitability are dependent, to a significant extent, upon prevailing spot market prices for oil and natural gas. Additionally, our revenues and profitability are dependent upon the quantities of oil and natural gas produced and sold. Prices for oil and natural gas are subject to wide fluctuations in response to changes in supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Such factors include political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions.

         Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in years 2003 and 2002, totaling approximately $5.7 and $8.7 million and negative cash flow from operations in each of 2003 and 2002, and a net loss in the quarter ended March 31, 2004 of $0.4 million, all of which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financing and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves. See the discussion under the caption "How We Have Financed Our Activities".

         The independent auditors' report on our financial statements as of and for the years ended December 31, 2003 and 2002 includes an explanatory paragraph which states that we have sustained substantial losses during the three year period ended December 31, 2003, and had a working capital deficiency and an accumulated deficit at December 31, 2003, thereby raising substantial doubt about our ability to continue as a going concern.

         In the ordinary course of business, we have made and expect to continue to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements with the proceeds of debt and private offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise additional capital.

        A COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

       We incurred a net loss of $366,000 during the three months ended March 31, 2004 compared to a net loss of $2,054,000 for the three months ended March 31, 2003. During the three months ended March 31, 2004, our revenues were comprised of oil and gas sales and operations income totaling $769,000 compared with oil and gas sales and operations income of $240,000 during the same period of 2003. Our oil and gas sales and operations income for the three months ended March 31, 2004 increased primarily as a result of our growing base of producing properties and higher oil and gas production, attained through drilling during 2003 and early 2004. As of March 31, 2004, we had 12 (7.06 net) wells producing approximately 1,181 (269 net) barrels of oil equivalents per day, whereas as of March 31, 2003 we had 7 (4.68 net) wells producing approximately 180 (94 net) barrels of oil per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. We had interest and other income during 2004 of $1,000 compared with no interest and other income during the three months ended March 31, 2003.

       Our total expenses were $1,137,000 for the three months ended March 31, 2004 compared to $1,289,000 for the three months ended March 31, 2003. Our general and administrative expenses during the three months ended March 31, 2004 were $511,000 compared to $309,000 during the three months ended March 31, 2003. These expenses increased in 2004 largely because of our increased level of corporate activities and the timing of various services provided to the company during 2004 compared to 2003, including engineering, auditing, and legal services, and, to a lesser extent, the increase in general and administrative expenses was a result of increase in payroll costs. Interest expense, net of interest capitalized of $672,000 and $83,000 in the first quarter of 2004 and 2003, respectively, increased from $66,000 in 2003 to $151,000 in 2004. While debt outstanding is higher at March 31, 2004 than at March 31, 2003, interest expense (before capitalization of interest) also reflects the amortization of discount arising from a beneficial conversion feature related to the issuance in October 2003 of our 8% convertible debentures. Such amortization of the beneficial conversion feature was $576,000 during the three months ended March 31, 2004. Lease operating expenses of $102,000, production taxes of $38,000 and depletion, depreciation and amortization of $434,000 during the quarter ended March 31, 2004 changed from $147,000, $9,000, and $229,000, respectively during the quarter ended March 31, 2003. While production increased in the quarter ended March 31, 2004 over 2003 resulting in increased depletion, depreciation and amortization charges and increased production taxes, actual lease operating expenses decreased reflecting more efficient operations in the field. We incurred an impairment charge reflecting a write-down of the carrying value of our oil and gas properties of $152,000 during the quarter ended March 31, 2003 with no comparable impairment charge during the quarter ended March 31, 2004. The impairment charge recorded during the quarter ended March 31, 2003 was incurred because the capitalized cost of our proved oil and gas properties exceeded the estimated future net cash flows to be derived from proved reserves.

       During the quarter ended March 31, 2004, we had a foreign exchange gain of $99,000, compared to a foreign exchange loss of $550,000 for the three months ended March 31, 2003. Our foreign exchange gains and losses arise from an inter-company indebtedness owing by

ANEC to our wholly-owned subsidiary, Gothic, which is repayable in Canadian dollars. The foreign exchange gain during the quarter ended March 31, 2004 was caused by the strengthening of the US dollar against the Canadian dollar. During the quarter ended March 31, 2003, we had a gain on the sale of marketable securities of $173,000.

       We also had a charge for the cumulative effect of an accounting change resulting from the application of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of $1.0 million during the quarter ended March 31, 2003. We had no comparable charge during the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

A COMPARISON OF CASH FLOW FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

       Our net cash provided by operations was $363,000 for the three months ended March 31, 2004 as compared to net cash provided by operations of $527,000 for the three months ended March 31, 2003. Before considering changes in working capital, cash flows from operating activities were an outflow of $32,000 and $261,000 during the three months ended March 31, 2004 and 2003, respectively, an increase of approximately $229,000. Such increase is a result of higher cash inflows from increased oil and natural gas production volumes, as discussed above, partially offset by higher cash outflows for general and administrative expenses and interest charges. Changes in working capital positively contributed to cash flows from operating activities by $395,000 and $788,000 during the quarter ended March 31, 2004 and 2003, respectively. Changes in working capital items had the effect of increasing cash flows from operating activities because accounts receivable turnover exceeded that of accounts payable, revenue payable and accrued liabilities.

       We used $1,900,000 of net cash in investing activities during the three months ended March 31, 2004 compared to net cash used of $730,000 in 2003. The 2003 cash used in investing activities includes $1,125,000 for the purchase and development of oil and gas properties compared to $1,866,000 expended in 2004. Higher expenditures for the purchase and development of oil and gas properties during the first quarter of 2004 are a result of higher drilling activity as compared to the same period of 2003. During the three months ended March 31, 2003 we also realized $208,000 in proceeds from the sale of marketable securities and $200,000 in proceeds from the sale oil and gas properties. There were no such sales during the three months ended March 31, 2004.

       We had $13,000 of cash used in financing activities for the three months ended March 31, 2004 compared to $517,000 provided in 2003.

       While production from our drilling program increased revenues during the year ended December 31, 2003 and the first quarter of 2004, such increase has not been sufficient to fund our operations. We have funded our capital expenditures and operating activities through a series of private debt and equity transactions. At March 31, 2004, we do not have any available borrowing capacity under existing credit facilities. We have substantial needs for funds to develop our oil and gas prospects and opportunities identified in our area of mutual interest (AMI) we share with ExxonMobil Corp. At March 31, 2004, we have no commitments to expend additional funds for drilling activities for the rest of 2004. Any capital expenditures we make will be funded from our available cash flows. To the extent additional funds are required to fully exploit and develop the ExxonMobil Corp. AMI, it is management's plan to raise additional capital through the sale of our equity securities or the sale of interests in our drilling activities; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

CRITICAL ACCOUNTING POLICIES

       We consider accounting policies related to stock options, oil and gas properties, revenue recognition, income taxes, and notes payable and long-term debt to be Critical Accounting Policies. These policies are summarized in Management's Discussion and Analysis or Plan of Operations in our Annual Report on Form 10-KSB for the year ended December 31, 2003, except for our accounting policy related to stock options which is summarized in Note 1 to the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB.

HOW WE HAVE FINANCED OUR ACTIVITIES

       Our activities since 2002 have been financed primarily from private sales of debt and equity securities. Most recently, in October 2003, we completed the private sale of $12.0 million principal amount of 8% Convertible Secured Debentures (the "Debentures") due September 30, 2005. The Debentures bear interest payable quarterly commencing December 31, 2003 at 8% per annum. The outstanding principal of the Debentures is convertible into shares of our Common Stock at any time prior to maturity at a conversion price of $0.45 per share, subject to anti-dilution adjustment, and the Debentures are redeemable by us at any time after October 1, 2004 if the average weighted price per share of our common stock on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166-2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. A finder's fee in the amount of $360,000 was paid to Middlemarch Partners Limited in connection with the financing. We used approximately $5.9 million of the proceeds of the financing for the repayment of secured debt, approximately $2.1 million for the payment of accounts payable and used most of the balance primarily for exploration and development of our Bayou Couba oil and gas leases within the ExxonMobil Joint Development Project in St. Charles Parish, Louisiana. The secured indebtedness repaid with the Debentures proceeds included $2.5 million to Quest Capital Corp., which was due October 31, 2003, and approximately $1.7 million owing to Bank One Michigan, NA. In addition, we paid out of the proceeds a $1.7 million production payment owing to TransAtlantic Petroleum (USA) Corp. TransAtlantic retained its 10% participation right in our AMI with ExxonMobil Corp. which was granted as partial consideration for the $2.0 million financing entered into in March 2003. On both October 21 and 31, 2003, the dates the transaction was completed, the closing sale prices for our shares were $0.70 on the TSX Venture Exchange.

       In connection with the financing and under the terms of the transaction, Jules Poscente, Chairman and Director of Eurogas Corp., of Calgary, Alberta, was elected to our Board of Directors. It is expected that another person to be selected by the holders of the Debentures will be elected to our Board of Directors.

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

       At March 31, 2004, we have made no commitments to expend funds for drilling activities for the rest of 2004. Any capital expenditure will be funded from our available cash flows. We currently have no borrowing capacity with any lender. To the extent additional funds are required to fully exploit and develop oil and gas properties, it is management's plan to raise additional capital through the sale of our equity securities, borrowings, or the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors or lenders, and such additional capital may not be available to us in the future.

       Our business strategy requires us to obtain additional financing and our failure to do so can be expected to adversely affect our ability to further the development of our oil and gas properties and the ExxonMobil AMI, grow our revenues, oil and gas reserves, and achieve and maintain a significant level of revenues and profitability. There can be no assurance we will obtain this additional funding. Such funding may be obtained through the sale of equity securities or by incurring additional indebtedness. Without such funding, our revenues will continue to be limited and it can be expected that our operations will not be profitable. In addition, any additional equity funding that we obtain may result in material dilution to the current holders of our common stock. Further, certain covenants included in our Debentures limit the amount of additional indebtedness we can incur to $2 million.

       We intend, as opportunities arise, to evaluate the acquisition and development of additional leasehold interests. We are unable at this time to state whether or where any such additional properties may be acquired, to estimate the purchase price for any properties we may acquire or to state the terms on which financing for these purposes can be obtained.


ACCOUNTING MATTERS

Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets ("SFAS 142") were issued by the Financial Accounting Standards Board in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. The Emerging Issues Task Forces (EITF) is considering Issue No. 03-S, Application of SFAS No. 142, Goodwill and Other Intangible Assets to Oil and Gas Companies, intended to address whether oil and gas mineral rights are considered intangible assets subject to the classification and disclosure provisions of SFAS 142. In addition, the FASB has recently issued proposed FSP FAS 141-a and 142-a "Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and EITF Issue No. 04-2, "Whether Mineral Rights Are Tangible or Intangible Assets." The recently issued FSP would amend FAS 141 and FAS 142 to remove some inconsistencies between the standards related to the proper classification of assets related to mineral rights. We will continue to monitor this issue.

The Company classifies the cost of oil and gas mineral rights as proved and unproved oil and natural gas properties and believes that this is consistent with oil and gas accounting and industry practice. If the EITF determines that oil and gas mineral rights are intangible assets and are subject to the applicable classification and disclosure provisions of SFAS 142, we estimate that $4.3 million and $3.8 million of unproved oil and gas properties balance would be classified on our condensed consolidated balance sheets as "intangible undeveloped leasehold" and $2.7 million and $2.4 million of the net book value of proved oil and gas reserves would be classified as "intangible developed leasehold" as of March 31, 2004 and December 31, 2003, respectively. There would be no effect on the condensed consolidated statements of operations or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full cost method of accounting.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       With the exception of historical matters, the matters we discussed below and elsewhere in this Report are "forward-looking statements" as defined under the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Information and Item 2. Management's Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our capital requirements, business strategy, ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our outstanding indebtedness, our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify and integrate successfully any additional producing oil and gas properties we acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements and estimates about quantities of production of oil and gas as it implies continuing production rates at those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.

       Readers are cautioned that the risk factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2003 and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2004 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

ITEM 3.  CONTROLS AND PROCEDURES

       Under the supervision and with the participation of our management, including Michael K. Paulk, our President, and Steven P. Ensz, our Vice President, Finance, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

               31.1 Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(1)
               31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(1)
               32.1 Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(1)
               32.2     Certification of Chief Financial Officer Pursuant to
                        Section 1350 (furnished, not filed)(1)

----------------------------
            (1) Filed or furnished herewith.

       (b)  Reports on Form 8-K

               We filed the following Current Reports on Form 8-K in response to the Items named:

                         Report Date                 Item
                         -----------                 ----

                        January 6, 2004            Item 7. Financial Statements
                                                   and Exhibit (Press Release
                                                   dated January 6, 2004)

                        February 18, 2004          Item 7. Financial Statements
                                                   and Exhibit (Press Release
                                                   dated February 18, 2004)

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

                                    AMERICAN NATURAL ENERGY CORPORATION
                                    -----------------------------------
                                              (Registrant)


Date: May 14, 2004                    /S/  Michael K. Paulk
                               --------------------------------
                                                    Michael K. Paulk
                                          President and Chief Executive Officer

                                                 /S/  Steven P. Ensz
                                          -------------------------------------
                                                      Steven P. Ensz
                                     Principal Financial and Accounting Officer