Form 10QSB
period 2004-06-30
AMERICAN NATURAL ENERGY CORP
filed 2004-08-18
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 0-18596

American Natural Energy Corporation

(Exact name of small business issuer as specified in its charter)

Oklahoma	73-1605215

(State or other jurisdiction of incorporation of organization)	(I.R.S employer identification no.)

One Warren Place, 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136

(Address of principal executive offices, zip code)

(918) 481-1440

(Issuer’s Telephone Number, Including Area Code)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 10, 2004, 27,765,657 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2004	December 31, 2003
	$	$
ASSETS
Current assets:
Cash and cash equivalents	344,823	1,650,110
Accounts receivable – joint interest billing	329,074	1,308,981
Accounts receivable – oil and gas sales	1,208,416	384,003
Accounts receivable – other	16,946	50,194
Prepaid expenses	253,634	88,762
Oil inventory	10,958	14,947

Total current assets	2,163,851	3,496,997
Proved oil and natural gas properties, net of accumulated depletion, depreciation, amortization and impairment of $9,028,336 and $8,356,023	3,838,068	3,702,897
Unproved oil and natural gas properties	7,201,348	3,773,136
Equipment and other fixed assets, net of accumulated depreciation of $279,866 and $205,237	743,143	757,759
Deferred expenses, net of accumulated amortization of $169,835 and $53,634, and prepaid costs	813,783	589,983

Total assets	14,760,193	12,320,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,943,044	2,587,815
Revenue payable	3,359,729	836,679
Accrued payroll	—	170,000
Accrued interest	5,999	4,734
Notes payable and current portion of long-term debt	89,085	13,367

Total current liabilities	5,397,857	3,612,595
Convertible secured debentures, net of discount of $4,976,157 and $6,267,705, respectively	6,883,843	5,732,295
Asset retirement obligation	1,516,507	1,438,773

Total liabilities	13,798,207	10,783,663

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock
Authorized - 100,000,000 shares with par value of $0.01
Issued - 27,565,657 at June 30, 2004 and 26,154,546 at December 31, 2003	275,656	261,545
Additional paid-in capital	14,970,887	14,492,998
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(15,120,167)	(14,412,031)
Accumulated other comprehensive income	835,610	1,194,597

Total stockholders’ equity	961,986	1,537,109

Total liabilities and stockholders’ equity	14,760,193	12,320,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)
For the three-month and six-month periods ended June 30, 2004 and June 30, 2003

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	$	$	$	$
Revenues:
Oil and gas sales	863,537	476,617	1,595,062	713,944
Operations income	13,154	6,542	51,048	9,351
Interest and other income	696	1,408	1,721	1,408

	877,387	484,567	1,647,831	724,703

Expenses:
Lease operating expense	94,342	169,203	196,474	316,356
Production taxes	65,064	18,795	102,783	27,883
General and administrative	553,950	539,250	1,050,177	848,061
Litigation costs	146,256	16,589	161,047	16,589
Foreign exchange (gain) loss	(260,101)	789,773	(359,127)	1,339,521
Interest and financing costs	110,578	102,950	262,055	168,913
Gain on sale of marketable securities	—	—	—	(172,788)
Impairment of oil and gas properties	—	—	—	152,064
Depletion, depreciation and amortization – oil and gas properties	405,523	247,253	749,230	444,407
Depreciation and amortization – other assets	103,459	31,742	193,328	63,236

Total expenses	1,219,071	1,915,555	2,355,967	3,204,242

Loss before income tax expense and cumulative effect of accounting change	(341,684)	(1,430,988)	(708,136)	(2,479,539)

Income tax expense	—	—	—	—

Net loss before cumulative effect of accounting change	(341,684)	(1,430,988)	(708,136)	(2,479,539)
Cumulative effect of accounting change	—	—	—	(1,005,460)

Net loss	(341,684)	(1,430,988)	(708,136)	(3,484,999)

Other comprehensive income (loss) – net of tax:
Unrealized gain on marketable securities	—	—	—	13,870
Foreign exchange translation	(260,001)	789,189	(358,987)	1,336,375
Reclassification adjustment for gains on marketable securities included in net income	—	—	—	(172,788)

Other comprehensive income (loss)	(260,001)	789,189	(358,987)	1,177,457
Comprehensive loss	(601,685)	(641,799)	(1,067,123)	(2,307,542)

Basic and diluted loss per share before cumulative effect of accounting change	(0.01)	(0.05)	(0.03)	(0.10)

Cumulative effect of accounting change	—	—	—	(0.04)

Net loss per share	(0.01)	(0.05)	(0.03)	(0.14)

Weighted average number of shares outstanding
Basic	26,338,185	26,054,546	26,246,365	25,690,007

Diluted	26,338,185	26,054,546	26,246,365	25,690,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month and six-month periods ended June 30, 2004 and June 30, 2003

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	$	$	$	$
Cash flows from operating activities:
Net loss	(341,684)	(1,430,988)	(708,136)	(3,484,999)
Non cash items:
Depreciation, depletion and amortization	508,982	278,995	942,558	507,643
Impairment of oil and gas properties	—	—	—	152,064
Foreign exchange (gain) loss	(260,101)	789,773	(359,127)	1,339,521
Gain on sale of marketable securities	—	—	—	(172,788)
Cumulative effect of accounting change	—	—	—	1,005,460
Non cash compensation expense	—	9,844	—	39,375
Changes in working capital items:
Accounts receivable	760,594	182,303	188,742	(847,635)
Oil inventory	414	4,505	4,805	(1,737)
Prepaid expenses	(38,171)	26,918	(11,628)	47,044
Accounts payable, accrued liabilities and interest	1,192,666	627,487	2,128,482	2,431,820

Net cash provided by operating activities	1,822,700	488,837	2,185,696	1,015,768

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	—	—	208,051
Proceeds from sale of oil and gas properties	—	261,544	—	461,544
Purchase and development of oil and gas properties	(1,837,311)	(1,610,543)	(3,703,086)	(2,735,910)
Purchase of fixed assets	(25,717)	(1,889)	(60,011)	(14,809)

Net cash used in investing activities	(1,863,028)	(1,350,888)	(3,763,097)	(2,081,124)

Cash flows from financing activities:
Issuance of notes payable	—	—	—	2,500,000
Payment of notes payable	(66,659)	(82,244)	(80,026)	(2,832,244)
Production payments issued	—	771,460	—	1,538,456
Production payments	—	(166,452)	—	(166,452)
Exercise of stock options	352,000	—	352,000	—

Cash provided by financing activities	285,341	522,764	271,974	1,039,760

Effect of exchange rate changes on cash	100	(584)	140	(4,380)
Increase (decrease) in cash and cash equivalents	245,113	(339,871)	(1,305,287)	(29,976)

Cash beginning of period	99,710	396,190	1,650,110	86,295

Cash end of period	344,823	56,319	344,823	56,319

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the three-month and six-month periods ended June 30, 2004 and June 30, 2003

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	$	$	$	$
Supplemental disclosures:
Interest paid, net of capitalized interest	110,548	132,896	260,735	141,396
Non cash investing and financing activities
Capitalized interest included in unproved properties	715,247	89,444	1,291,548	172,289
Principal amount of 8% debentures converted to common stock	140,000	—	140,000	—
Prepaid expenses financed	155,744	160,746	155,744	160,746
Accounts payable refinanced with notes payable	—	203,823	—	203,823
Accrued interest refinanced upon modification of debt	—	—	—	331,728
Common shares issued in conjunction with issuance of notes payable	—	—	—	300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2004 and 2003 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month and six-month periods ended June 30, 2004 are not indicative of the results that may be expected for the full year ending December 31, 2004.

Stock-based compensation

The Company has a stock-based compensation plan, and accounts for stock options granted to employees under this plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). Pursuant to provisions of APB 25, compensation expense is recognized based on the difference, if any, on the measurement date, as defined, between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option-vesting period. Compensation expense is recognized for any grants to individuals who do not meet the definition of employee.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123, Accounting for Stock-Based Compensation, and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The following table illustrates the pro-forma effect of stock-based employee compensation on net loss and loss per share had the Company applied the fair value measurement and recognition provisions of SFAS 123 to such compensation.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

	Three Months Ended, June 30		Six Months Ended, June 30
	2004	2003	2004	2003
	$	$	$	$
Net loss, as reported	(341,684)	(1,430,988)	(708,136)	(3,484,999)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,836)	(17,173)	(161,672)	(34,346)

Pro forma net loss	(368,520)	(1,448,161)	(869,808)	(3,519,345)

Loss per share:
Basic and diluted-as reported	(0.01)	(0.05)	(0.03)	(0.14)

Basic and diluted-pro forma	(0.01)	(0.05)	(0.03)	(0.14)

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which is two years. Because our stock options vest over two years and additional awards may be made each year, the above pro forma disclosures may not be representative of the effects on pro forma net income for future quarters.

On April 22, 2004, the Board of Directors granted to employees and employee Directors of the Company options to purchase an aggregate of 1.0 million shares of common stock under the Company’s 2001 Stock Incentive Plan exercisable at a price of $0.45 per share, subject, however, to the adoption by shareholders of certain amendments to the Plan. Pending shareholder approval, stock options provisionally granted by the Board of Directors are not considered outstanding. Therefore, pro-forma amounts of compensation expense presented above for the three and six months ended June 30, 2004 exclude the effect of this grant.

Income tax expense

SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that a portion or all of deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2003 and June 30, 2004 the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003. Interest cost on the debentures includes interest expense at the stated rate and accretion of discount, which is determined using the effective interest method. Discount accretion during the three and six months ended June 30, 2004 was $654,783 and $1,231,084, respectively. Additionally, upon conversion of the debentures, unamortized balance of the discount associated with principal converted is included in interest cost, net of any amounts capitalized. During the three months ended June 30, 2004, $60,464 of unamortized discount was written off to interest expense in conjunction with conversions of the debentures. A portion of

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is determined using the weighted average effective interest rate on the outstanding borrowings. During the three and six months ended June 30, 2004, interest cost capitalized amounted to $850,722 and $1,522,908, respectively.

New pronouncements

Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets were issued by the Financial Accounting Standards Board in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 sets forth guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment.

Consistent with oil and gas accounting and industry practice, the Company classifies the cost of oil and gas mineral rights as property and equipment and not as intangible assets. If oil and gas mineral rights were considered intangible assets and subject to the applicable classification and disclosure provisions of SFAS 142, we estimate that $5.0 million and $3.8 million would have been classified on our condensed consolidated balance sheets as “intangible undeveloped leasehold” and $2.6 million and $2.4 million would have been classified as “intangible developed leasehold” as of June 30, 2004 and December 31, 2003, respectively. These amounts are net of accumulated depreciation, depletion and amortization. There would have been no effect on the condensed consolidated statements of operations or cash flows, as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full-cost method of accounting.

In July 2004, the FASB issued a proposed FASB Staff Position, FSP SFAS 142-b, Application of FASB Statement No. 142 to Oil and Gas Producing Entities. The proposed FSP clarifies that an exception in SFAS 142 includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. The FASB staff acknowledges that the existing accounting framework for oil and gas producers is based on the level of established reserves, not whether an asset is tangible or intangible. If adopted as written, the proposed FSP would confirm the Company’s historical treatment of these costs. The Company will continue to monitor this issue.

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

A reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (1)	2003 (2)	2004 (1)	2003 (2)
	$	$	$	$
Numerator - net loss before cumulative effect of accounting change
Basic	(341,684)	(1,430,988)	(708,136)	(2,479,539)
Diluted	(341,684)	(1,430,988)	(708,136)	(2,479,539)
Cumulative effect of accounting change	—	—	—	(1,005,460)
Net loss – basic	(341,684)	(1,430,988)	(708,136)	(3,484,999)
Net loss – diluted	(341,684)	(1,430,988)	(708,136)	(3,484,999)
Denominator - weighted average number of shares outstanding
Basic	26,338,185	26,054,546	26,246,365	25,690,007
Diluted	26,338,185	26,054,546	26,246,365	25,690,007

(1)	Does not include 900,000 outstanding potentially dilutive options and warrants at a weighted average price of $0.53 per share, and the effects of 26,355,556 common shares issuable upon conversion of 8% debentures due to the net loss. Does not include the potentially dilutive effects of options to purchase 1,000,000 shares of common stock at a price of $0.45 per share provisionally granted by our Board of Directors on April 22, 2004 subject to the approval of the shareholders.

(2)	Does not include 1,750,000 outstanding potentially dilutive options and warrants at a weighted average price of $0.33 per share due to the net loss.

3	Liquidity and Capital Resources

The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses during the first two quarters of 2004 and during the year ended December 31, 2003 totaling approximately $0.7 million and $5.7 million and negative cash flow from operations for the year ended December 31, 2003, which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties.

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

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

Management’s strategy is to obtain additional financing and failure to do so can be expected to adversely affect the Company’s ability to further the development of its properties and the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability. There can be no assurance the Company will obtain this additional funding. Such funding may be obtained through the sale of equity securities or by incurring additional indebtedness. Certain covenants included in the 8% convertible secured debentures due September 30, 2005 limit the amount of additional indebtedness we can incur to $2 million. Without additional funding, revenues will continue to be limited and it can be expected that operations will not be profitable. Further, any additional equity funding that is obtained may result in material dilution to the current holders of common stock.

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

As part of the purchase price of the assets acquired in 2001, the Company agreed that the holders of unsecured claims aggregating approximately $4.9 million would receive payment of 100% of their allowed claim out of a net profits interest and overriding royalty in the production from existing wells on the Bayou Couba lease and new wells drilled on an area of mutual interest covering an approximately 23.5 square mile area outside the area covered by the Bayou Couba lease. The net profits interest and overriding royalty provide that such creditors will be allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou Couba lease acreage, 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou Couba lease acreage and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on the AMI. The net profits interest and overriding royalty interest terminate upon repayment of the unsecured claims. As new wells are drilled, the overriding royalty interest and net profits interest will reduce net amounts received by the Company from the sale of oil and natural gas.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2004 and 2003

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

The Company is a defendant in a number of legal proceedings which we consider to be routine litigation that is incidental to our business. We do not expect to incur any material liability as a consequence of such litigation.

5	Subsequent events

On July 14, 2004 the Company commenced an offering to its stockholders of the right to purchase shares of its common stock pursuant to transferable rights. The subscription rights provide for holders of shares of the Company’s common stock as of a record date of July 27, 2004 to receive the right to buy one share of common stock, at US$0.24 per share, for each four shares owned as of the record date. An aggregate of 6,941,414 shares are being offered pursuant to the rights offering. Unless extended, the rights offering will expire on August 20, 2004, however, in no event will the rights offering be extended beyond September 10, 2004.

The rights offering, if fully subscribed, will raise net proceeds of approximately US$1.5 million of additional equity for the Company which are intended to be used for the Company’s drilling activities, including the re-drill of the ExxonMobil Fee No. 2 well, in its ExxonMobil joint development project in Bayou Couba, St. Charles Parish, Louisiana.

Subscribing shareholders also have over-subscription rights for any rights not exercised by other shareholders. If at least 85% of the shares offered are sold, Michael Paulk, CEO and a director of ANEC, and Steven Ensz, CFO and a director of ANEC, have agreed to purchase at the subscription price of US$0.24 per share such number of remaining shares offered as may be required to sell the entire subscription offering.

Under the terms of the Company’s outstanding Debentures, in the event a record date for a rights offering to the holders of all the Company’s outstanding shares of common stock entitling them to purchase for a period not exceeding 45 days after the record date, shares of the Company’s common stock at a share price less than 95% of the current market price for the Company’s shares of common stock on such record date, the conversion price of the Debentures is to be adjusted. Accordingly, effective July 14, 2004, the conversion price was adjusted downward from $0.45 to $0.43 per share and is subject to readjustment to the extent that any of the rights expire without being exercised.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in years 2003 and 2002, totaling approximately $5.7 and $8.7 million and negative cash flow from operations in each of 2003 and 2002, and a net loss of $0.7 million in the six month period ended June 30, 2004, all of which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financing and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves. See the discussion under the caption “How We Have Financed Our Activities”.

     The report of our independent registered public accountants on our financial statements as of and for the years ended December 31, 2003 and 2002 includes an explanatory paragraph which states that we have sustained substantial losses during the three year period ended December 31, 2003, and had a working capital deficiency and an accumulated deficit at December 31, 2003, thereby raising substantial doubt about our ability to continue as a going concern.

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

     A Comparison of Operating Results For The Six Months Ended June 30, 2004 and June 30, 2003

     We incurred a net loss of $708,000 during the six months ended June 30, 2004 compared to a net loss of $3,485,000 for the six months ended June 30, 2003. During the six months ended June 30, 2004, our revenues were comprised of oil and gas sales and operations income totaling $1,646,000 compared with oil and gas sales and operations income of $723,000 during the same period of 2003. Our oil and gas sales and operations income for the six months ended June 30, 2004 increased primarily as a result of higher base of producing properties and higher oil and gas production, attained through drilling during 2003 and early 2004. Our net average daily production for the six-month period ended June 30, 2004 increased by 63% over the same period of the prior year, from 140 barrels of oil equivalent per day to 229 barrels of oil equivalent per day. Additionally, oil and gas sales were favorably affected by higher average realized prices, which increased by 37%, from an average of $27.95 per barrel of oil equivalent for the six months ended June 30, 2003 to $38.25 per barrel of oil equivalent for the six months ended June 30, 2004. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. We had interest and other income during 2004 of $1,700 compared with interest and other income of $1,400 during the six months ended June 30, 2003.

     Our total expenses were $2,356,000 for the six months ended June 30, 2004 compared to $3,204,000 for the six months ended June 30, 2003. Our general and administrative expenses during the six months ended June 30, 2004 were $1,050,000 compared to $848,000 during the six months ended June 30, 2003. These expenses increased in 2004 largely because of our increased level of corporate activities and the timing of various services provided to the company during 2004 compared to 2003, including engineering, auditing, and legal services. Litigation expenses incurred for the six months ended June 30, 2004 were $161,000 compared to $17,000 for the six months ended June 30, 2003 due to the defense and settlement of various lawsuits.

     Interest and financing costs increased from $169,000 for the six months ended June 30, 2003 to $262,000 for the six months ended June 30, 2004. Interest expense increased due to higher average balances of debt outstanding during the six-month period ended June 30, 2004 compared to the same period of 2003 and due to higher weighted average effective interest rate on outstanding borrowings. Interest and financing costs incurred during the six-month period ended June 30, 2004 consist primarily of interest cost associated with our 8% convertible secured debentures issued in October 2003. Interest cost on the debentures includes interest expense at the stated rate and accretion of discount, which is determined using the effective interest method. Discount accretion during the six months ended June 30, 2004 was $1,231,000. Additionally, upon conversion of the debentures, unamortized balance of the discount associated with principal converted is included in interest cost. During the six months ended June 30, 2004, $60,000 of unamortized discount was written off to interest expense in conjunction with conversions of the debentures. All components of interest cost qualify for capitalization to oil and gas properties. A portion of interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is determined using the weighted average effective interest rate on the outstanding borrowings. During the six months ended June 30, 2004, interest cost capitalized amounted to $1,523,000. Interest and financing costs incurred during the six-month period ended June 30, 2003 amounted to $314,000, of which $173,000 was capitalized to oil and gas properties.

     Lease operating expenses of $196,000, production taxes of $103,000 and depletion, depreciation and amortization of $943,000 during the six months ended June 30, 2004 changed from $316,000, $28,000, and $508,000, respectively, during the six months ended June 30, 2003. While production volumes increased in the six months ended June 30, 2004 over 2003 resulting in increased depletion, depreciation and amortization charges and increased production taxes, lease operating expenses decreased reflecting more efficient operations in the field. We incurred an impairment charge reflecting a write-down of the carrying value of our oil and gas properties of $152,000 during the six months ended June 30, 2003 with no comparable impairment charge during the six months ended June 30, 2004. The impairment charge recorded during the six months ended June 30, 2003 was incurred because the capitalized cost of our proved oil and gas properties exceeded the estimated future net cash flows to be derived from proved reserves.

     During the six months ended June 30, 2004, we had a foreign exchange gain of $359,000, compared to a foreign exchange loss of $1,340,000 for the six months ended June 30, 2003. The foreign exchange gain recognized during the six months ended June 30, 2004 was caused by the strengthening of the US dollar against the Canadian dollar. During the six months ended June 30, 2003, we had a gain on the sale of marketable securities of $173,000.

     We had a charge for the cumulative effect of an accounting change resulting from the adoption, as of January 1, 2003, of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of $1.0 million. We had no comparable charge during the six months ended June 30, 2004.

Liquidity and Capital Resources

A Comparison of Cash Flow For The Six Months Ended June 30, 2004 and June 30, 2003

     Our net cash provided by operating activities was $2,186,000 for the six months ended June 30, 2004 as compared to net cash provided by operating activities of $1,016,000 for the six months ended June 30, 2003, an increase of $1,170,000. Approximately $489,000 of the increase resulted from the net effect of higher revenues and higher expenditures associated with general and administrative, litigation and interest charges. Changes in working capital items had the effect of increasing cash flows from operating activities by $2,310,000 and $1,629,000 during the six months ended June 30, 2004 and 2003, respectively, because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.

     We used $3,763,000 of net cash in investing activities during the six months ended June 30, 2004 compared to net cash used of $2,081,000 in 2003. The 2003 cash used in investing activities includes $2,736,000 for the purchase and development of oil and gas properties compared to $3,703,000 expended in 2004. Higher expenditures for the purchase and development of oil and gas properties during the first six months of 2004 are a result of recompletions of wells drilled in prior periods and the drilling of exploratory wells on the ExxonMobil Joint Development AMI in 2004 as compared to the same period of 2003. During the six months ended June 30, 2003 we also realized $208,000 in proceeds from the sale of marketable securities and $462,000 in proceeds from the sale of oil and gas properties. There were no such sales during the six months ended June 30, 2004.

     We had $272,000 net cash provided by financing activities for the six months ended June 30, 2004 compared to $1,040,000 provided in 2003. Cash inflows provided by financing activities during the six months ended June 30, 2004 were primarily a result of the exercise of employee stock options for the total proceeds of $352,000, partially offset by scheduled payments on certain of our obligations. For the six months ended June 30, 2003 net cash inflows from financing activities represented the excess of funds borrowed of $4,038,000 over payments made of $2,999,000.

     While production from our drilling program increased revenues during the year ended December 31, 2003 and the first six months of 2004, such increase has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private debt and equity transactions. At June 30, 2004, we do not have any available borrowing capacity under existing credit facilities.

     On July 14, 2004, we commenced an offering of 6,941,414 shares of our common stock to our shareholders at a price of $0.24 per share pursuant to transferable rights issued to our shareholders of record as of July 27, 2004. Such rights offering, if fully subscribed, will result in net proceeds to us of approximately $1.5 million. The net proceeds of the rights offering are intended to be used to further our oil and gas well drilling activities on our area of mutual interest (the “AMI”) with ExxonMobil Corp., with an initial focus on re-drilling our ExxonMobil Fee 2 well. The rights offering is to expire on August 20, 2004, unless extended. The rights offering will not be extended beyond September 10, 2004. Subscribing shareholders also have over-subscription rights for any rights not exercised by shareholders. In addition, if at least 85% of the shares offered are sold, Mr. Michael Paulk, President, chief executive officer and one of our Directors and Mr. Steven Ensz, our Vice President, Finance, chief financial officer and one of our Directors, have agreed to purchase at the subscription price of $0.24 per share such number of remaining shares offered as may be required to sell the entire subscription offering.

     Under the terms of our outstanding 8% Convertible Secured Debentures due September 30, 2005 (the “Debentures”), in the event a record date is set for a rights offering to the holders of all of our outstanding shares of common stock entitling them to purchase for a period not exceeding 45 days after the record date, shares of our common stock at a share price less than 95% of the current market price, determined as provided in the Debentures, for shares of our common stock on such record date, the conversion price of the Debentures is to be adjusted. Accordingly, effective July 14, 2004, the conversion price was adjusted downward from $0.45 to $0.43 per share and is subject to readjustment to the extent that any of the rights expire without being exercised.

     We have substantial needs for funds to develop our oil and gas prospects and opportunities identified in the AMI we share with ExxonMobil Corp. Any capital expenditures we currently intend to make will be funded from our available cash flows and the proceeds, if any, from the rights offering we are making to our shareholders, described above. To the extent additional funds are required to fully exploit and develop the ExxonMobil Corp. AMI, it is management’s plan to raise additional capital through the private or public sale of our equity securities, borrowings, or the sale of interests in our drilling activities; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

     On July 1, 2004, we began drilling DSCI-148. On August 11, 2004, we publicly reported that the well, drilled to a measured depth of approximately 8,675 feet, was currently flowing at 3,450 psi on a 10/64 choke and was producing 480 (135 net) barrels of oil per day with approximately 600,000 (169,000 net) cu. ft. of associated gas from perforations at 8,510 feet to 8,610 feet. We have a 41.25% working interest in this well. No reserve estimates are currently available regarding this well and there can be no assurance as to how long production will continue at current rates. Electric logs indicate there may be additional potential productive intervals in the well-bore from approximately 7,650 feet to 8,450 feet. Our estimated costs of drilling and completing this well are $965,000.

     At June 30, 2004, we have no other commitments to expend additional funds for drilling activities for the rest of 2004. As described above, the net proceeds of the rights offering we are currently undertaking are intended to be used to further our oil and gas well drilling activities on our AMI with ExxonMobil Corp., with an initial focus on re-drilling our ExxonMobil Fee 2 well.

Critical Accounting Policies

     We consider accounting policies related to stock options, oil and gas properties, revenue recognition, income taxes, and notes payable and long-term debt to be Critical Accounting Policies. These policies are summarized in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-KSB for the year ended December 31, 2003, except for our accounting policy related to stock options which is summarized in Note 1 to the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB.

How We Have Financed Our Activities

     Our activities since 2002 have been financed primarily from private sales of debt and equity securities. Most recently, in October 2003, we completed the private sale of $12.0 million principal amount of the Debentures which bear interest at 8% per annum payable quarterly commencing December 31, 2003. The Debentures are redeemable by us at any time after October 1, 2004 if the average weighted price per share of our common stock on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166-2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. On the dates of issuance the outstanding principal of the Debentures was convertible by the holders into shares of our common stock at any time prior to maturity at a conversion price of $0.45 per share, subject to anti-dilution adjustments, while the closing price for shares of our common stock on the TSX Venture Exchange was $0.70 per share. Because the market price of our common stock on the dates the transaction was completed exceeded the conversion price of $0.45 per share, the Debentures included a beneficial conversion feature of approximately $6.7 million. The estimated value of the beneficial conversion feature was recorded as a discount to the carrying value of the bonds and as an increase in additional paid-in capital. The discount is being amortized to interest expense over the life of the Debentures using the effective interest method. In the event any Debentures are converted prior to September 30, 2005, any unamortized discount attributed to those proportionate holdings will be reflected in interest expense at the time of conversion (net of interest expense capitalized, if any). Through June 30, 2004, approximately $140,000 principal amount of Debentures had been converted into 311,111 shares of our common stock, resulting in a write-off of unamortized discount to interest expense of $60,000. On July 14, 2004, the conversion price of the Debentures was adjusted to $0.43 per share, as discussed under Liquidity and Capital Resources in this Form 10-QSB, Item 2.

     On June 24 and July 7, 2004, we issued an aggregate of 1,300,000 shares of our Common Stock. Included among the purchasers were Mr. Michael K. Paulk, our President and a Director, 325,000 shares, Mr. Steven P. Ensz, our Vice-President, Finance and Chief Financial Officer and a Director, 325,000 shares, and Mr. Brian Bayley, a Director, 200,000 shares. The shares were issued on exercise of options granted under our 2001 Stock Incentive Plan. The exercise price of the options was $0.32 per share and we realized gross proceeds of $416,000.

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

Accounting Matters

     Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets were issued by the Financial Accounting Standards Board in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 sets forth guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment.

     Consistent with oil and gas accounting and industry practice, the Company classifies the cost of oil and gas mineral rights as property and equipment and not as intangible assets. If oil and gas mineral rights were considered intangible assets and subject to the applicable classification and disclosure provisions of SFAS 142, we estimate that $5.0 million and $3.8 million would have been classified on our condensed consolidated balance sheets as “intangible undeveloped leasehold” and $2.6 million and $2.4 million would have been classified as “intangible developed leasehold” as of June 30, 2004 and December 31, 2003, respectively. These amounts are net of accumulated depreciation, depletion and amortization. There would have been no effect on the condensed consolidated statements of operations or cash flows as the intangible assets related to oil and gas mineral rights would continue to be amortized under the full-cost method of accounting.

     In July 2004, the FASB issued a proposed FASB Staff Position, FSP SFAS 142-b, Application of FASB Statement No. 142 to Oil and Gas Producing Entities. The proposed FSP clarifies that an exception in SFAS 142 includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. The FASB staff acknowledges that the existing accounting framework for oil and gas producers is based on the level of established reserves, not whether an asset is tangible or intangible. If adopted as written, the proposed FSP would confirm the Company’s historical treatment of these costs. The Company will continue to monitor this issue.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     With the exception of historical matters, the matters we discussed below and elsewhere in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Information and Item 2.

Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our capital requirements, business strategy, ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our outstanding indebtedness, our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify and integrate successfully any additional producing oil and gas properties we acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements and estimates about quantities of production of oil and gas as it implies continuing production rates at those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.

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

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including Michael K. Paulk, our President, and Steven P. Ensz, our Vice President, Finance, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Paulk and Mr. Ensz, as appropriate, to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities

     During the quarter ended June 30, 2004, we issued the following equity securities that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”):

1. On June 24 and July 6, 2004, the Registrant issued an aggregate of 1,300,000 shares of its Common Stock to the following persons on exercise of options granted under the Registrant’s 2001 Stock Incentive Plan:

Name	No. of Shares
Michael K. Paulk	325,000
Steven P. Ensz	325,000
Brian E. Bayley	200,000
Bennett G. Shelton	150,000
Robert G. Snead	150,000
Richard Mulford	150,000

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

2. During the quarter ended June 30, 2004, $140,000 principal amount of our outstanding secured debentures was converted into an aggregate of 311,111 shares of our common stock. The shares were issued in a transaction exempt from the registration requirements of the Securities Act by virtue of the exemption afforded by Section 4(2) thereof. Such persons purchased the shares for their own account, for investment and not with a view to the distribution of the shares. The certificates for the shares bear a restrictive legend and stop transfer instructions have been placed against the transfer of the shares. No underwriter participated in the sale of the securities.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a)(1)

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(1)

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(1)

(1)	Filed or furnished herewith.

(b)	Reports on Form 8-K

We filed the following Current Reports on Form 8-K in response to the Items named:

Report Date	Item
May 14, 2004	Item 7. Financial Statements and Exhibits
(Press Releases dated May 14, 2004)

June 16, 2004	Item 7. Financial Statements and Exhibits
(Press Release dated June 16, 2004)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATURAL ENERGY CORPORATION (Registrant)

Date: August 16, 2004	/S/ Michael K. Paulk Michael K. Paulk President and Chief Executive Officer

/S/ Steven P. Ensz Steven P. Ensz Principal Financial and Accounting Officer