Form 10QSB
period 2004-09-30
AMERICAN NATURAL ENERGY CORP
filed 2004-11-24
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004; or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                    to                   .

Commission File Number 0-18596

American Natural Energy Corporation

(Exact name of small business issuer as specified in its charter)

Oklahoma	73-1605215

(State or other jurisdiction of	(I.R.S employer
incorporation of organization)	identification no.)

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
Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of November 10, 2004, 34,707,071 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2004	December 31, 2003
	$	$
ASSETS
Current assets:
Cash and cash equivalents	101,528	1,650,110
Accounts receivable – joint interest billing	547,013	1,308,981
Accounts receivable – oil and gas sales	1,032,076	384,003
Accounts receivable – other	9,378	50,194
Prepaid expenses	149,190	88,762
Oil inventory	19,978	14,947

Total current assets	1,859,163	3,496,997
Proved oil and natural gas properties, net of accumulated depletion, depreciation, amortization and impairment of $13,781,473 and $8,356,023	4,075,142	3,702,897
Unproved oil and natural gas properties	4,229,927	3,773,136
Equipment and other fixed assets, net of accumulated depreciation of $320,289 and $205,237	737,573	757,759
Deferred expenses, net of accumulated amortization of $240,879 and $53,634	402,738	589,983

Total assets	11,304,543	12,320,772

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	3,608,064	2,587,815
Revenues payable	3,052,699	836,679
Accrued payroll	—	170,000
Accrued interest	6,000	4,734
Notes payable	51,271	13,367
Convertible secured debentures, net of discount of $4,961,502 (Note 4)	6,898,498	—

Total current liabilities	13,616,532	3,612,595
Convertible secured debentures, net of discount of $6,267,705 (Note 4)	—	5,732,295
Asset retirement obligation	1,561,404	1,438,773

Total liabilities	15,177,936	10,783,663

Commitments and contingencies (Note 5)
Stockholders’ equity (deficit):
Common stock
Authorized – 100,000,000 shares with par value of $0.01
Issued - 34,707,071 at September 30, 2004 and 26,154,546 at December 31, 2003	347,070	261,545
Additional paid-in capital	17,254,405	14,492,998
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(22,856,794)	(14,412,031)
Accumulated other comprehensive income	1,381,926	1,194,597

Total stockholders’ equity (deficit)	(3,873,393)	1,537,109

Total liabilities and stockholders’ equity (deficit)	11,304,543	12,320,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month and nine-month periods ended September 30, 2004 and September 30, 2003

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	$	$	$	$
Revenues:
Oil and gas sales	785,554	620,895	2,380,616	1,334,839
Operations income	35,324	7,586	86,372	16,937
Interest and other income	167	—	1,887	1,408

	821,045	628,481	2,468,875	1,353,184

Expenses:
Lease operating expense	109,007	66,445	305,481	382,801
Production taxes	67,046	27,336	169,829	55,219
General and administrative	363,953	619,254	1,414,129	1,467,315
Litigation costs	54,722	14,281	215,769	30,870
Foreign exchange (gain) loss	546,525	(45,126)	187,398	1,294,395
Interest and financing costs	934,895	124,133	2,454,744	293,046
Gain on sale of marketable securities	—	—	—	(172,788)
Impairment of oil and gas properties	3,937,009	—	3,937,009	152,064
Write-down of inventory to market	3,556	—	3,556	—
Depletion, depreciation and amortization – oil and gas properties	879,222	234,244	1,593,297	678,651
Depreciation and amortization – other assets	112,718	31,742	306,045	94,978

Total expenses	7,008,653	1,072,309	10,587,257	4,276,551

Loss before income tax expense and cumulative effect of accounting change	(6,187,608)	(443,828)	(8,118,382)	(2,923,367)

Income tax expense	—	—	—	—

Net loss before cumulative effect of accounting change	(6,187,608)	(443,828)	(8,118,382)	(2,923,367)
Cumulative effect of accounting change	—	—	(326,381)	(1,005,460)

Net loss	(6,187,608)	(443,828)	(8,444,763)	(3,928,827)

Other comprehensive income (loss) – net of tax:
Unrealized gain on marketable securities	—	—	—	13,870
Foreign exchange translation	546,316	(45,101)	187,329	1,291,274
Reclassification adjustment for gains on marketable securities included in net loss	—	—	—	(172,788)

Other comprehensive income (loss)	546,316	(45,101)	187,329	1,132,356
Comprehensive loss	(5,641,292)	(488,929)	(8,257,434)	(2,796,471)

Basic and diluted loss per share before cumulative effect of accounting change	(0.18)	(0.02)	(0.28)	(0.11)

Cumulative effect of accounting change	—	—	(0.01)	(0.04)

Net loss per share	(0.18)	(0.02)	(0.29)	(0.15)

Weighted average number of shares outstanding
Basic	33,637,725	26,054,546	29,604,454	25,690,007

Diluted	33,637,725	26,054,546	29,604,454	25,690,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month and nine-month periods ended September 30, 2004 and September 30, 2003

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	$	$	$	$
Cash flows from operating activities:
Net loss	(6,187,608)	(443,828)	(8,444,763)	(3,928,827)
Non cash items:
Depreciation, depletion and amortization	991,940	265,986	1,899,342	773,629
Impairment of oil and gas properties	3,937,009	—	3,937,009	152,064
Amortization of beneficial conversion feature	872,743	—	2,164,291	—
Foreign exchange (gain) loss	546,525	(45,126)	187,398	1,294,395
Gain on sale of marketable securities	—	—	—	(172,788)
Write-down of inventory to market	3,556	—	3,556	—
Cumulative effect of accounting change	—	—	326,381	1,005,460
Non cash compensation expense	—	—	—	39,375
Changes in working capital items:
Accounts receivable	(34,031)	664,944	154,711	(182,691)
Oil inventory	15	6,749	4,820	5,012
Prepaid expenses	103,194	24,937	91,566	71,981
Accounts payable, accrued liabilities and interest	(434,410)	(133,056)	1,694,072	2,298,764

Net cash provided by operating activities	(201,067)	340,606	2,018,383	1,356,374

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	—	—	208,051
Proceeds from sale of oil and gas properties	—	—	—	461,544
Purchase and development of oil and gas properties	(1,466,194)	(38,635)	(5,203,034)	(2,774,545)
Purchase of fixed assets	(34,855)	—	(94,866)	(14,809)

Net cash used in investing activities	(1,501,049)	(38,635)	(5,297,900)	(2,119,759)

Cash flows from financing activities:
Issuance of notes payable	—	—	—	2,500,000
Payment of notes payable	(37,814)	(141,674)	(117,840)	(2,973,918)
Production payments issued	—	—	—	1,538,456
Production payments	—	(160,898)	—	(327,350)
Issuance of capital stock (net of costs of $233,095)	1,432,844	—	1,432,844	—
Exercise of stock options	64,000	—	416,000	—

Cash provided by financing activities	1,459,030	(302,572)	1,731,004	737,188

Effect of exchange rate changes on cash	(209)	25	(69)	(4,355)
Decrease in cash and cash equivalents	(243,295)	(576)	(1,548,582)	(30,552)

Cash, beginning of period	344,823	56,319	1,650,110	86,295

Cash, end of period	101,528	55,743	101,528	55,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the three-month and nine-month periods ended September 30, 2004 and September 30, 2003

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	$	$	$	$
Supplemental disclosures:
Interest paid, net of capitalized interest	63,472	101,961	290,454	243,357
Non cash investing and financing activities:
Capitalized interest included in unproved properties	—	60,653	—	232,942
Principal amount of 8% debentures converted to common stock	—	—	140,000	—
Prepaid expenses financed	—	—	155,744	160,746
Accounts payable refinanced with notes payable	—	—	—	203,823
Accrued interest refinanced upon modification of debt	—	—	—	331,728
Common shares issued in conjunction with issuance of notes payable	—	—	—	300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Statements (Unaudited)
September 30, 2004 and 2003

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2004 and 2003 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month and nine-month periods ended September 30, 2004 are not indicative of the results that may be expected for the full year ending December 31, 2004.

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Statements (Unaudited)
September 30, 2004 and 2003

	Three Months Ended,		Nine Months Ended,
	September 30		September 30
	2004	2003	2004	2003
	$	$	$	$
Net loss, as reported	(6,187,608)	(443,828)	(8,444,763)	(3,928,827)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(26,836)	(17,173)	(188,508)	(51,519)

Pro forma net loss	(6,214,444)	(461,001)	(8,633,271)	(3,980,346)

Loss per share:
Basic and diluted-as reported	(0.18)	(0.02)	(0.29)	(0.15)

Basic and diluted-pro forma	(0.18)	(0.02)	(0.29)	(0.15)

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which is two years. Because our stock options vest over two years and additional awards may be made each year, the above pro forma disclosures may not be representative of the effects on pro forma net income for future quarters.

On April 22, 2004, the Board of Directors granted to employees and employee Directors of the Company options to purchase an aggregate of 1.0 million shares of common stock under the Company’s 2001 Stock Incentive Plan exercisable at a price of $0.45 per share, subject, however, to the adoption by shareholders of certain amendments to the Plan. Pending shareholder approval, stock options provisionally granted by the Board of Directors are not considered outstanding. Therefore, pro-forma amounts of compensation expense presented above for the three and nine months ended September 30, 2004 exclude the effect of this grant.

Income tax expense

SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that a portion or all of deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2003 and September 30, 2004 the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Statements (Unaudited)
September 30, 2004 and 2003

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003. Interest cost on the Debentures includes interest expense at the stated rate and the accretion of a discount resulting from a beneficial conversion feature, which is determined using the effective interest method. Discount accretion during the three and nine months ended September 30, 2004 was $872,743 and $2,164,291 respectively. Additionally, upon conversion of the Debentures, the unamortized balance of the discount associated with principal converted is included in interest cost. A portion of interest cost, consisting of all interest costs excluding the beneficial conversion feature, is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is determined using the weighted average effective interest rate on the outstanding borrowings. During the three and nine months ended September 30, 2004, interest cost capitalized amounted to $180,829 and $445,942 respectively.

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

In September 2004, the FASB issued FASB Staff Position, FSP SFAS 142-2, Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Producing Entities. The FSP clarifies that an exception in SFAS 142 includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. The FASB staff acknowledges that the existing accounting framework for oil and gas producers is based on the level of established reserves, not whether an asset is tangible or intangible. The FSP confirms the Company’s historical treatment of these costs.

In September 2004, the SEC issued Staff Accounting Bulletin No. 106 providing guidance regarding the interaction of SFAS No. 143, Accounting for Asset Retirement Obligations, with the full cost accounting rules in Article 4-10 of Regulation S-X. The Bulletin provides guidance for calculation for the full cost ceiling calculation and for the calculation of depreciation, depletion and amortization. The Bulletin is effective for the Company’s reporting quarter commencing October 1, 2004. The Company does not anticipate any significant effects on financial position, results of operations or changes in cash flow from the implementation of these guidelines.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Statements (Unaudited)
September 30, 2004 and 2003

In September 2004, the Emerging Issues Task Force issued EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. EITF No. 04-8 provides new guidance on when the dilutive effect of contingently convertible securities with a market price trigger should be included in diluted EPS. The new guidance states that these securities should be included in the diluted EPS computation regardless of whether the market price trigger has been met. The guidance in EITF 04-8 is effective for all periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported EPS. This pronouncement has no impact on the Company.

2	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised and the Debentures converted to common stock, unless the effects are anti-dilutive.

A reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for each period presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004 (1)	2003 (2)	2004 (1)	2003 (2)
	$	$	$	$
Numerator - net loss before cumulative effect of accounting change
Basic	(6,187,608)	(443,828)	(8,118,382)	(2,923,367)
Diluted	(6,187,608)	(443,828)	(8,118,382)	(2,923,367)
Cumulative effect of accounting change	—	—	(326,381)	(1,005,460)
Net loss – basic	(6,187,608)	(443,828)	(8,444,763)	(3,928,827)
Net loss – diluted	(6,187,608)	(443,828)	(8,444,763)	(3,928,827)
Denominator - weighted average number of shares outstanding
Basic	33,637,725	26,054,546	29,604,454	25,690,007
Diluted	33,637,725	26,054,546	29,604,454	25,690,007

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Statements (Unaudited)
September 30, 2004 and 2003

(1)	Does not include 700,000 outstanding potentially dilutive options and warrants at a weighted average price of $0.58 per share, and the effects of 27,581,395 common shares issuable upon conversion, at $0.43, of 8% debentures due to the net loss. Does not include the potentially dilutive effects of options to purchase 1,000,000 shares of common stock at a price of $0.45 per share provisionally granted by our Board of Directors on April 22, 2004 subject to the approval of the shareholders.

(2)	Does not include 1,750,000 outstanding potentially dilutive options and warrants at a weighted average price of $0.33 per share due to the net loss.

3	Liquidity and Capital Resources

The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses during the first three quarters of 2004 and during the year ended December 31, 2003 totaling approximately $8.4 million and $5.7 million and negative cash flow from operations for the year ended December 31, 2003, which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties.

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

Management’s strategy is to obtain additional financing. Certain covenants included in the 8% convertible secured debentures in the amount of $11,860,000 due September 30, 2005, limit the amount of additional indebtedness the Company can incur to $2 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Statements (Unaudited)
September 30, 2004 and 2003

4	Notes Payable and Long Term Debt

8% Convertible secured debentures

On October 21, 2003 and October 31, 2003 the Company completed financing transactions of $11.695 million and $305,000, respectively, by issuing Convertible Secured Debentures (the “Debentures”). The Debentures are repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. At the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into common shares of the Company at any time prior to maturity at a conversion price of $0.45 per share, subject to antidilution adjustment, and the Debentures are redeemable by the Company at any time after October 1, 2004 if the weighted average price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 1662/3% of the conversion price. A finder’s fee in the amount of $360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing. The Debentures are collateralized by substantially all of ANEC’s assets. The Debentures have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions.

During the third quarter of 2004, the company completed a Rights Offering. Due to the antidilution adjustment provisions contained in the Debenture Agreement, such transaction changed the conversion price of the debentures from $0.45 to $0.43 per share and as a result changed the related Beneficial Conversion Feature by $858,000. The change in the Beneficial Conversion Feature caused the effective rate of the debentures to increase from 55% to 62%. At September 30, 2004 $11,860,000 in Debentures were outstanding.

5	Commitments and contingencies

Bank of Oklahoma, N.A. has issued an irrevocable standby letter of credit, dated December 24, 2003 and expiring December 24, 2004, in the amount of $125,000 drawn in favor of RLI Insurance Company securing a surety bond in favor of the Louisiana Office of Conservation for plugging and abandonment obligations which may occur as a result of drilling operations in St. Charles Parish, Louisiana.

As part of the purchase price of the assets acquired in 2001, the Company agreed that the holders of unsecured claims aggregating approximately $4.9 million would receive payment of 100% of their allowed claim out of a net profits interest and overriding royalty in the production from existing wells on the Bayou Couba lease and new wells drilled on an area of mutual interest covering an approximately 23.5 square mile area outside the area covered by the Bayou Couba lease. The net profits interest and overriding royalty provide that such creditors will be allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou Couba lease acreage, 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou Couba lease acreage and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on the AMI. The net profits interest and overriding royalty interest terminate upon repayment of the unsecured claims. As new wells are

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Statements (continued)
September 30, 2004 and 2003

drilled, the overriding royalty interest and net profits interest will reduce net amounts received by the Company from the sale of oil and natural gas. Additionally, the Company agreed that, after repayment to it of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba lease and the area of mutual interest, the former holders of equity securities of Couba will be entitled to a reversionary interest in the wells in the Bayou Couba lease equal to 25% of the working interest obtained by the Company directly from Couba at the time of confirmation and as a result of the plan of reorganization of Couba.

The Company is a defendant in a number of legal proceedings which we consider to be routine litigation that is incidental to our business. We do not expect to incur any material liability as a consequence of such litigation.

6	Stockholders’ Equity

During the quarters ended June 30, 2004 and September 30, 2004, stockholders’ equity accounts of the Company changed due to the issuance of shares on conversion of outstanding Debentures to common stock, the issuance of shares on exercise of common stock options and the issuance of shares pursuant to a rights offering.

			Additional Paid In
	Outstanding Shares	Common Stock	Capital
January 1, 2004	26,154,546	$261,545	$14,492,998
Shares issued on conversion of Debentures	311,111	$3,111	$136,889
Shares issued on exercise of options	1,100,000	$11,000	$341,000

June 30, 2004	27,565,657	$275,656	$14,970,887
Shares issued on exercise of options	200,000	$2,000	$62,000
Shares issued pursuant to rights offering	6,941,414	$69,414	$1,363,430
Beneficial conversion feature resulting from reduction in conversion price of debentures	—	—	$858,088

September 30, 2004	34,707,071	$347,070	$17,254,405

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Statements (Unaudited)
September 30, 2004 and 2003

7	Subsequent events

On October 18, 2004, the Company announced that the ExxonMobil Fee 2 ST well was plugged and abandoned as a result of mechanical problems arising from drilling tools dropped in the hole and irretrievably lost during the final phases of drilling to a total measured depth of approximately 10,830 feet. Accordingly, the Company has recorded an impairment charge of $3,937,000 for the quarter and nine months ended September 30, 2004. The Company had encountered what it believed were potentially productive horizons from approximately 10,700 feet to 10,790 feet total measured depth.

The ExxonMobil Fee 2 ST was a re-drill of the ExxonMobil Fee 2 which was drilled in the first quarter of 2004 to a total measured depth of approximately 11,530 feet. The original wellbore experienced mechanical problems resulting in the subsequent sidetracking operation. The Company is evaluating the possibility of drilling an additional well from a new surface location to test potential horizons that were encountered in the original well below a total measured depth of approximately 11,000 feet.

8	Changes in accounting principle

In the third quarter of 2004, the Company changed its method of capitalizing interest on qualifying expenditures related to unproved properties. The Company changed from using a capitalization rate which includes deemed interest from amortization of a beneficial conversion feature associated with the Company’s convertible secured debentures to a rate which excludes the impact of the beneficial conversion feature. The Company believes that the revised method of determining the interest rate subject to capitalization is preferable because it results in improved financial reporting as the recognition of this non cash deemed interest element is not deferred over the evaluation period of the unproved properties and the life of the Company’s proved reserves.

The Company began capitalizing the non cash deemed interest during the quarter ended December 31, 2003, consistent with the issuance dates of the convertible secured debentures. As a result of applying the new method, the cumulative effect of the change on the prior year of $326,381 is included in the loss for the nine months ended September 30, 2004. The new method decreased depletion, depreciation, and amortization and increased interest expense in each of the quarters in 2004 and decreased the Company’s impairment charge recorded in the quarter ended September 30, 2004. The net effect of the change on the three months ended September 30, 2004 was to decrease the net loss by $99,589 ($0.00 per share); the net effect of the change on the nine months ended September 30, 2004 was to increase the loss before the cumulative effect of a change in accounting principle by $1,123,049 ($0.04 per share).

The net effect of the change on the quarters ended March 31 and June 30, 2004 is as follows:

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Statements (Unaudited)
September 30, 2004 and 2003

	Three Months Ended
	March 31, 2004	June 30, 2004
	$	$
Net loss as originally reported	(366,452)	(341,684)
Net effect of change in interest capitalization	(535,695)	(686,944)

Loss before cumulative effect of a change in accounting principle	(902,147)	(1,028,628)
Cumulative effect on prior year	(326,381)	—

Net loss as restated	(1,228,528)	(1,028,628)

Per share amounts:
Net loss as originally reported	(0.01)	(0.01)
Net effect of change in interest capitalization method	(0.02)	(0.03)

Loss before cumulative effect of a change in accounting principle	(0.03)	(0.04)
Cumulative effect on prior year	(0.01)	—

Net loss as restated	(0.04)	(0.04)

In accordance with the provisions of Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, the Company incurred a cumulative effect of a change in accounting principle of $1.0 million.

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

     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in years 2003 and 2002, totaling approximately $5.7 and $8.7 million, negative cash flow from operations in each of 2003 and 2002, and a net loss of $8.4 million in the nine month period ended September 30, 2004, all of which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings. We have financed our activities using private debt and equity financing, including the proceeds of a sale of shares of common stock in August 2004 affected as a rights offering to our stockholders. We have no line of credit or other financing agreement providing borrowing availability. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves. See the discussion under the caption “How We Have Financed Our Activities”.

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

     In the ordinary course of business, we have made and expect to continue to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements with the proceeds of debt and private offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations, a lessened ability to raise capital through a sale of shares of our common stock, and a lessened ability to refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise additional capital.

     A Comparison of Operating Results For The Nine Months Ended September 30, 2004 and September 30, 2003

     We incurred a net loss of $8,445,000 during the nine months ended September 30, 2004 compared to a net loss of $3,929,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, our revenues were comprised of oil and gas sales and operations income totaling $2,467,000 compared with oil and gas sales and operations income of $1,352,000 during the same period of 2003. Our oil and gas sales and operations income for the nine months ended September 30, 2004 increased primarily as a result of a higher base of producing properties and higher oil and gas production, attained through drilling during 2003 and 2004. Our net average daily production for the nine-month period ended September 30, 2004 increased by 57% over the same period of the prior year, from 153.67 barrels of oil equivalent per day to 241.15 barrels of oil equivalent per day. Additionally, oil and gas sales were favorably affected by higher average realized prices, which increased by 19%, from an average of $30.20 per barrel of oil equivalent for the nine months ended September 30, 2003 to $36.05 per barrel of oil equivalent for the nine months ended September 30, 2004. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. We had interest and other income during 2004 of $1,900 compared with interest and other income of $1,400 during the nine months ended September 30, 2003.

     Our total expenses were $10,587,000 for the nine months ended September 30, 2004 compared to $4,277,000 for the nine months ended September 30, 2003. Our general and administrative expenses during the nine months ended September 30, 2004 were $1,414,000 compared to $1,467,000 during the nine months ended September 30, 2003. These expenses decreased in 2004 largely because of the timing of professional services provided to the Company during 2004 compared to 2003. Litigation expenses incurred for the nine months ended September 30, 2004 were $216,000 compared to $31,000 for the nine months ended September 30, 2003 due to the defense and settlement of various lawsuits.

     Interest and financing costs increased from $293,000 for the nine months ended September 30, 2003 to $2,455,000 for the nine months ended September 30, 2004. Interest expense increased due to higher average balances of debt outstanding during the nine-month period ended September 30, 2004 compared to the same period of 2003 and due to a higher weighted average effective interest rate on outstanding borrowings. Interest and financing costs incurred during the nine-month period ended September 30, 2004 consist primarily of interest cost associated with our 8% convertible secured debentures issued in October 2003 (effective rate of 55%). Due to the effect of the rights offering completed during August 2004, the conversion price of the Debentures was adjusted from $0.45 to $0.43 resulting in a change in the beneficial conversion feature of $858,000 and a change in the effective interest rate to 62%. Interest cost on the debentures includes interest expense at the stated rate and accretion of discount, which is determined using the effective interest method. Discount accretion during the nine months ended September 30, 2004 was $2,164,000. Additionally, upon conversion of the debentures, the unamortized balance of the discount associated with principal converted is included in interest cost during the period. During the nine months ended September 30, 2004, $60,000 of unamortized discount was written off to interest expense in conjunction with conversions of the debentures. All components of interest cost, except interest costs associated with Debenture conversions and beneficial conversion feature amortization, qualify for capitalization to oil and gas properties. A portion of interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is determined using the weighted average effective interest rate on the outstanding borrowings. During the nine months ended September 30, 2004, interest cost capitalized amounted to $446,000. Interest and financing costs incurred during the nine-month period ended September 30, 2004 amounted to $2,901,000, of which $446,000 was capitalized to oil and gas properties.

     Lease operating expenses of $305,000, production taxes of $170,000 and depletion, depreciation and amortization of $1,899,000 during the nine months ended September 30, 2004 changed from $383,000, $55,000, and $774,000, respectively, during the nine months ended September 30, 2003. Production volumes increased 58% in the nine months ended September 30, 2004 over 2003 resulting in increased depletion, depreciation and amortization charges and increased production taxes. Increased expenditures for the drilling of oil and gas properties also resulted in a higher depletable base for the calculation of depletion depreciation and amortization. Lease operating expenses decreased reflecting more efficient operations in the field. We incurred an impairment charge reflecting a write-down of the carrying value of our oil and gas properties of $152,000 during the nine months ended September 30, 2003 compared with an impairment charge of $3,937,000 during the nine months ended September 30, 2004. The impairment charges were incurred because the capitalized cost of our proved oil and gas properties exceeded the estimated future net cash flows to be derived from proved reserves.

     During the nine months ended September 30, 2004, we had a foreign exchange loss of $187,000, compared to a foreign exchange loss of $1,294,000 for the nine months ended September 30, 2003. The foreign exchange loss recognized during the nine months ended September 30, 2004 and 2003 was caused by the weakening of the US dollar against the Canadian dollar. During the nine months ended September 30, 2003, we had a gain on the sale of marketable securities of $173,000.

     We had a charge for the cumulative effect of an accounting change resulting from the adoption, as of January 1, 2003, of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of $1.0 million. For the nine months ended September 30, 2004, we had a charge for the cumulative effect of an accounting change of $326,000. This is due to a change in the method of capitalizing interest from a capitalization rate which includes deemed interest from amortization of a beneficial conversion feature to a rate which excludes the impact of the beneficial conversion feature.

Liquidity and Capital Resources

A Comparison of Cash Flow For The Nine Months Ended September 30, 2004 and September 30, 2003

     Our net cash provided by operating activities was $2,018,000 for the nine months ended September 30, 2004 as compared to net cash provided by operating activities of $1,356,000 for the nine months ended September 30, 2003, an increase of $662,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $1,945,000 and $2,193,000 during the nine months ended September 30, 2004 and 2003, respectively, because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.

     We used $5,298,000 of cash in investing activities during the nine months ended September 30, 2004 compared to net cash used of $2,120,000 in 2003. The 2003 cash used in investing activities includes $2,775,000 for the purchase and development of oil and gas properties compared to $5,203,000 expended in 2004. Higher expenditures for the purchase and development of oil and gas properties during the first nine months of 2004 are a result of recompletions of wells drilled in prior periods and the drilling of exploratory wells on the ExxonMobil Joint Development AMI in 2004 as compared to the same period of 2003, including $1,685,000 and $2,340,000 incurred in drilling the ExxonMobil Fee 2 and ExxonMobil Fee 2 ST, respectively. During the nine months ended September 30, 2003, we also realized $208,000 in proceeds from the sale of marketable securities and $462,000 in proceeds from the sale of oil and gas properties. There were no such sales during the nine months ended September 30, 2004.

     We had $1,731,000 of net cash provided by financing activities for the nine months ended September 30, 2004 compared to $737,000 provided in 2003. Cash inflows provided by financing activities during the nine months ended September 30, 2004 were primarily a result of the sale of 6,941,414 shares of our Common Stock in a rights offering to our stockholders for gross proceeds of $1,666,000 ($1,433,000 net) and the exercise of employee stock options for the total proceeds of $416,000, partially offset by scheduled payments on certain of our obligations. For the nine months ended September 30, 2003 net cash inflows from financing activities represented the excess of funds borrowed of $4,038,000 over payments made of $3,301,000.

     While production from our drilling program increased revenues during the year ended December 31, 2003 and the first nine months of 2004, such increase has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private debt and equity transactions. At September 30, 2004, we do not have any available borrowing capacity.

     We have substantial needs for funds to develop our oil and gas prospects and opportunities identified in the AMI we share with ExxonMobil Corp. Any capital expenditures we currently intend to make will be funded from our available cash flows. To the extent additional funds are required to fully exploit and develop our unproved properties and the ExxonMobil Corp. AMI, it is management’s plan to raise additional capital through the private or public sale of our equity securities, borrowings, or the sale of interests in our drilling activities; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

     On October 18, 2004, we reported that the ExxonMobil Fee 2ST well, which was a re-drill of the ExxonMobil Fee 2 which was drilled in the first quarter of 2004 to a total measured depth of approximately 11,530 feet, was being plugged and abandoned as a result of mechanical problems arising from drilling tools dropped in the hole and irretrievably lost during the final phases of drilling to a total measured depth of approximately 10,830 feet. We had encountered what we believed were potentially productive horizons from approximately 10,700 feet to 10,790 feet total measured depth. We are evaluating the possibility of drilling an additional well from a new surface location to test potential horizons that were encountered in the original well below a total measured depth of approximately 11,000 feet. Drilling the additional well is subject to the availability of capital which currently is not available to us. We estimate that the total expense of re-drilling and completing a well, if productive hydrocarbons are discovered, would be approximately $2.2 million ($1.7 million net).

     At September 30, 2004, we have no other commitments to expend additional funds for drilling activities for the rest of 2004. Additionally, the Debentures are due and payable on September 30, 2005 and it is management’s intention to raise additional financing to either repay or refinance these debentures.

Critical Accounting Policies

     We consider accounting policies related to stock options, oil and gas properties, revenue recognition, income taxes, and notes payable and long-term debt to be Critical Accounting Policies. These policies are summarized in Management’s Discussion and Analysis or Plan of Operation in our Annual Report on Form 10-KSB for the year ended December 31, 2003, except for our accounting policy related to stock options which is summarized in Note 1 to the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB and the change in accounting principle summarized in Note 8 to the condensed consolidated financial statements for the quarter ended September 30, 2004.

How We Have Financed Our Activities

     Our activities since 2002 have been financed primarily from private sales of debt and equity securities. Most recently, in August 2004, we completed the sale of 6,941,414 shares of our Common Stock pursuant to a rights offering to our stockholders for gross proceeds of $1,666,000 ($1,433,000 net) with the proceeds used primarily for the drilling of the ExxonMobil Fee 2 ST well. Prior thereto, in October 2003, we completed the private sale of $12.0 million principal amount of the Debentures which bear interest at 8% per annum payable quarterly commencing December 31, 2003. The Debentures are redeemable by us at any time after October 1, 2004 if the average weighted price per share of our common stock on the TSX

Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166-2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. On the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into shares of our common stock at any time prior to maturity at a conversion price of $0.45 per share, subject to anti-dilution adjustments, while the closing price for shares of our common stock on the TSX Venture Exchange was $0.70 per share. Because the market price of our common stock on the dates the transaction was completed exceeded the conversion price of $0.45 per share, the Debentures included a beneficial conversion feature of approximately $6.7 million. The estimated value of the beneficial conversion feature was recorded as a discount to the carrying value of the bonds and as an increase in additional paid-in capital. The discount is being amortized to interest expense over the life of the Debentures using the effective interest method. In the event any Debentures are converted prior to September 30, 2005, any unamortized discount attributed to those proportionate holdings will be reflected in interest expense at the time of conversion. Through September 30, 2004, approximately $140,000 principal amount of Debentures had been converted into 311,111 shares of our common stock, resulting in a write-off of unamortized discount to interest expense of $60,000. In conjunction with the rights offering, the conversion price of the Debentures was adjusted to $0.43 per share and an additional beneficial conversion feature of $858,000 was recognized.

     On June 24 and July 6, 2004, we issued an aggregate of 1,300,000 shares of our Common Stock. Included among the purchasers were Mr. Michael K. Paulk, our President and a Director, 325,000 shares, Mr. Steven P. Ensz, our Vice-President, Finance and Chief Financial Officer and a Director, 325,000 shares, and Mr. Brian Bayley, a Director, 200,000 shares. The shares were issued on exercise of options granted under our 2001 Stock Incentive Plan. The exercise price of the options was $0.32 per share and we realized gross proceeds of $416,000.

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

     Management’s strategy is to obtain additional financing. Certain covenants included in the 8% convertible secured debentures in the amount of $11,860,000 due September 30, 2005, limit the amount of additional indebtedness we can incur to $2 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund our operations and capital expenditures. Failure to obtain additional financing can be expected to adversely affect our ability to further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that we will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

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

     In September 2004, the FASB issued FASB Staff Position, FSP SFAS 142-2, Application of FASB Statement No. 142, Goodwill and Other Intangible Assets, to Oil and Gas Producing Entities. The FSP clarifies that an exception in SFAS 142 includes the balance sheet classification and disclosures for drilling and mineral rights of oil and gas producing entities. The FASB staff acknowledges that the existing accounting framework for oil and gas producers is based on the level of established reserves, not whether an asset is tangible or intangible. The FSP confirms the Company’s historical treatment of these costs.

     In September 2004, the SEC issued Staff Accounting Bulletin No. 106 providing guidance regarding the interaction of SFAS No. 143, Accounting for Asset Retirement Obligations, with the full cost accounting rules in Article 4-10 of Regulation S-X. The Bulletin provides guidance for calculation for the full cost ceiling calculation and for the calculation of depreciation, depletion and amortization. The Bulletin is effective for the Company’s reporting quarter commencing October 1, 2004. The Company does not anticipate any significant effects on financial position, results of operations or changes in cash flow from the implementation of these guidelines.

     In September 2004, the Emerging Issues Task Force issued EITF No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. EITF No. 04-8 provides new guidance on when the dilutive effect of contingently convertible securities with a market price trigger should be included in diluted EPS. The new guidance states that these securities should be included in the diluted EPS computation regardless of whether the market price trigger has been met. The guidance in EITF 04-8 is effective for all periods ending after December 15, 2004 and would be applied by retrospectively restating previously reported EPS. This pronouncement has no impact on us.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     With the exception of historical matters, the matters we discussed below and elsewhere in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Information and Item 2. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our capital requirements, business strategy, ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our outstanding $11.9 million of secured indebtedness when due in September 2005, our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify and integrate successfully any additional producing oil and gas properties we acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements and estimates about quantities of production of oil and gas as it implies continuing production rates at those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.

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

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including Michael K. Paulk, our President, and Steven P. Ensz, our Vice President, Finance, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities

     During the quarter ended September 30, 2004, we issued the following equity securities that were not registered under the Securities Act of 1933, as amended, (the “Securities Act”):

1. On July 6, 2004, we issued an aggregate of 200,000 shares of its Common Stock to the following person on exercise of options granted under the Registrant’s 2001 Stock Incentive Plan:

Name	No. of Shares
Brian E. Bayley	200,000

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

18.1	Letter from PricewaterhouseCoopers LLP dated November 24, 2004 on change in accounting principle(1)

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a)(1)

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(1)

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(1)

(1)	Filed or furnished herewith.

(b)	Reports on Form 8-K

We filed the following Current Reports on Form 8-K in response to the Items named:

Report Date	Item
July 15, 2004	Item 7. Financial Statements and Exhibits (Press Release dated July 15, 2004)

August 11, 2004	Item 7. Financial Statements and Exhibits (Press Release dated August 11, 2004)

August 23, 2004	Item 7. Financial Statements and Exhibits (Press Release dated August 23, 2004)

September 13, 2004	Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year) and Item 9.01. Financial Statements and Exhibits.

October 18, 2004 including an amendment thereto	Item 5.02. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers and Item 9.01 Financial Statements and Exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATURAL ENERGY CORPORATION

(Registrant)

Date: November 24, 2004	/s/ Michael K. Paulk

Michael K. Paulk
President and Chief Executive Officer

/s/ Steven P. Ensz

Steven P. Ensz
Principal Financial and Accounting Officer