Form 10KSB
period 2004-12-31
AMERICAN NATURAL ENERGY CORP
filed 2005-03-31
CIK 870732

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

Mark One:
☑ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2004; or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File No. 0-18956

American Natural Energy Corporation

(Name of Small Business Issuer in its Charter)

Oklahoma	73-1605215

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6100 South Yale, Suite 300, Tulsa, Oklahoma 74136

(Address of Principal Executive Offices)	(Zip Code)

918-481-1440

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share
(Title of Each Class)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. ☑

     State Issuer’s revenues for its most recent fiscal year: $3,255,773.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 15, 2005, was $7,332,149. (Non-affiliates have been determined on the basis of holdings set forth in Item 11 of this Annual Report on Form 10-KSB.)

     The number of shares outstanding of each of the Issuer’s classes of common equity, as of March 15, 2005, was 35,603,335.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1 — Description of Business:

     American Natural Energy Corporation is engaged in the acquisition, development, exploitation and production of oil and natural gas. Since December 31, 2001, we have engaged in several transactions which we believe will enhance our oil and natural gas development, exploitation and production activities and our ability to finance further activities. On December 31, 2001, we acquired the oil and natural gas and related assets of Couba Operating Company (“Couba”), which prior to our acquisition of it had commenced in March 2000 an involuntary Chapter 7 Bankruptcy proceeding which was converted to a Chapter 11 debtor in possession proceeding the following month. On February 8, 2002, we completed a statutory corporate reorganization which resulted in our domestication as a corporation into the U.S. from Canada. Prior to that reorganization, our parent corporation was a Canadian corporation. We are now an Oklahoma corporation.

     During 2002, we were able to return to production 5 (4.06 net) well bores drilled by the prior owners on the Couba properties we acquired. During 2004 we restored 3 (2.44) additional well bores to production. Our drilling activities commenced in February 2003 and as of December 31, 2004, we had drilled and completed 7 (2.61 net) wells. By December 31, 2004, our combined production from all our producing wells (15 gross, 9.11 net) was approximately 665 (180 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. All of our drilling and production activities are conducted in St. Charles Parish, Louisiana. We continue to need and seek material amounts of additional capital to further our oil and natural gas development and exploitation activities.

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

     The Louisiana Properties

     On December 31, 2001, we acquired the assets and capital stock of Couba. Couba, organized in 1993, was primarily engaged in the production of oil from properties located in St. Charles Parish, Louisiana. Couba’s principal acreage is the Bayou Couba Lease under which Couba owned a 72% working interest in 1,319.991 gross acres. Production from the wells commenced in 1941 and only oil and non-commercial quantities of natural gas were produced. Natural gas has never been produced in commercial quantities, and all gas production wells from the original development of the property were plugged.

     In early 2000, Couba had depleted its borrowing availability under a bank line of credit and had insufficient capital to continue in operations. On March 14, 2000, an involuntary Chapter 7 Bankruptcy Petition was filed against Couba in the United States Bankruptcy Court for the Western District of Oklahoma. In April 2000, the case was converted to a Chapter 11 debtor in possession proceeding. During the pendency of the proceeding, Couba maintained nominal production from four wells on the Bayou Couba Lease in order to maintain in effect the lease to the property.

     On May 1, 2001, we joined with Couba in submitting to the Bankruptcy Court a plan of reorganization whereby we would acquire substantially all the assets and capital stock of Couba. Couba’s only assets at the time were its physical oil and gas facilities and it had no other business activities, employees, customers or rights. The plan, as finally confirmed by the Court on November 16, 2001 and, as it became effective on December 31, 2001, provided for the following:

•	we acquired substantially all the assets of Couba and its outstanding capital stock,

•	we paid approximately $2.1 million in cash,

•	we assumed approximately $3.8 million of senior secured bank debt. On March 12, 2003, the final documentation relating to this indebtedness was executed with the lender. Concurrently with executing the loan documentation, we repaid $2.25 million of principal and interest and, as of that date, there remained owing approximately $1.7 million. The remaining indebtedness was repaid with proceeds from the sale of convertible secured debentures we issued in October 2003.

•	we assumed $204,000 of other additional secured liabilities of Couba,

•	we agreed that the holders of unsecured claims aggregating approximately $4.9 million, plus interest accruing at 8% per annum commencing January 1, 2002, would receive payment of 100% of their allowed claims out of an overriding royalty interest in the amount of 3% of the production from existing and new wells on the Bayou Couba Lease. In addition, such claims are to be paid out of a net profits interest granted to the creditors whereby such creditors are allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou Couba Lease , 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou Couba Lease and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on a 23.5 square mile area of mutual interest, excluding, however, the Bayou Couba Lease. Upon payment of their allowed claims, inclusive of interest, such royalty and net profits interests terminate.

•	we agreed that, after repayment to us of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba Lease and the 23.5 square mile area of mutual interest, including payments we made to all creditors of all classes under the plan, the former holders of equity securities of Couba will be entitled to a working interest in the wells in the Bayou Couba Lease equal to 25% of the working interest obtained by us directly from Couba at the time of confirmation and as a result of the plan of reorganization of Couba and a 25% interest in our interest in the 23.5 square mile area of mutual interest held by us on the effective date of the plan, excluding, however, a 25% interest in the area of mutual interest held by Wiser Oil Company.

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

     A further area of mutual interest agreement relating to a portion of the 23.5 square mile area, excluding the Bayou Couba Lease acreage with Wiser Oil Company, a non-affiliated party, was terminated in December 2004. The termination involved a payment by us to Wiser of $100,000 and we and Wiser exchanged releases and terminated certain litigation we were involved in relating to an interpretation of the agreement.

     In February 2002, we leased 1,729 acres from the State of Louisiana giving us in excess of an aggregate of approximately 3,000 net acres under lease at December 31, 2004, all within the boundaries of the proprietary 3-D seismic data. This lease was renewed annually in 2003 and 2004 and expired in February 2005. We may seek in the future to re-lease a portion of the acreage included in the original 2002 lease.

     In November 2002, we entered into a four-year joint development agreement with ExxonMobil Corp. relating to both our Couba properties and additional properties owned by ExxonMobil Corp. In December 2003 we entered into an amendment to that agreement. The agreement, as amended, creates an area of mutual interest (“AMI”) covering approximately 11,000 acres, all within the 23.5 square mile 3-D seismic area and calls for both parties to make available for development, leases and/or mineral interests each owns within the AMI. The December 2003 amendment (the “Expansion Agreement”) expanded the AMI by 2,560 acres, to a depth of 14,000 feet in the additional acreage, subject to us drilling two wells on the property to depths of 8,000 and 7,700 feet, respectively. The first well was drilled and was plugged after reaching total depth. The second well reached the minimum depth requirement as of February 12, 2004, required under the Expansion Agreement. In addition, the Expansion Agreement extended the term of the AMI by an additional year to a term of five years ending November 2007. In exchange, ExxonMobil Corp. received a carried interest, whereby we pay the drilling expenses incurred, in the two wells to the point at which a determination is to be made whether or not to complete the well, after which if ExxonMobil Corp. elects to participate in the completion of the well, it will receive a 50% working interest or a 25% royalty interest in the wells. Under the agreement, both parties may propose wells for drilling and the non-proposing party may elect whether or not to participate, with that election affecting only the proposed location. If both parties elect to participate in the proposed well, the interest in the well is shared equally. Each party is responsible for its share of costs to develop the acreage within the AMI. Operations of the wells are at the election of the ExxonMobil Corp. but we anticipate that we will drill and operate most wells within the AMI.

     The second well drilled under the Expansion Agreement was abandoned after we encountered mechanical problems in removing the drilling tools after reaching a total depth of approximately 11,500 feet. We are evaluating whether to re-drill the well. We have initiated a lawsuit against the supplier of tools which we claim caused the mechanical failure seeking to recover the damages we sustained, including, among other damages, the cost of redrilling the well and our expenses in attempting to mitigate our losses.

     In March 2003, we assigned a 10% participation interest in the Bayou Couba Lease, our lease with the State of Louisiana and the ExxonMobil Corp. AMI to Trans-Atlantic Petroleum Corp. in partial consideration for a $2.0 million financing. This agreement, which has a term of four years or the expiration of the agreement with ExxonMobil Corp., whichever is longer, grants to TransAtlantic the right to acquire a 10% interest in any property we acquire in the 23.5 square mile area, including any property interests acquired through our agreement with ExxonMobil Corp. TransAtlantic is engaged in the exploration, development and production of crude oil and natural gas in Nigeria and the United States. As a consequence of shares it received in consideration for a loan it made to us (176,128 shares) and its purchase of $3.0 million principal amount of our convertible secured debentures in October 2003 (convertible to 6,976,745 shares), it is the beneficial holder of a total of 7,152,874 shares of our common stock.

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

     The purpose for the reorganization was to permit us to continue our business and operations, all of which are located in the U.S, as a U.S. corporation incorporated in Oklahoma. Our Board of Directors believes that the use of a U.S. corporation whose securities are registered with the U.S. Securities and Exchange Commission (the “SEC”) will provide us with a platform to stimulate and increase U.S. market interest in us and facilitate our ability to raise capital in the U.S. and elsewhere in the world.

     At the same meeting, the Gothic stockholders approved the adoption of our 2001 Stock Incentive Plan whereby, among other things, 5,000,000 shares of our common stock were reserved for the issuance of options granted under the plan. The stockholders also approved a reduction, pursuant to the Canadian Business Corporation Act, of Gothic’s stated capital. The reduction in stated capital, which was a necessary condition under Canadian law to the completion of the reorganization, did not result in the cancellation or change in the number of shares of Gothic outstanding. The reduction in the stated capital, which amounted to approximately $2.0 million, resulted in the elimination of the accumulated deficit.

     Our officers and Directors remained unchanged after the reorganization and it had no effect on the relative holdings of our stockholders. One of our shares was authorized to be issued in exchange for each share of Gothic. No cash was issued in the transaction except stockholders who perfected their dissenters’ rights in accordance with Canadian law were entitled to receive cash. No stockholders perfected their dissenters’ rights.

     Through December 2001, our activities were conducted through Gothic and Gothic may be deemed our predecessor.

Oil and Gas Reserves

     The tables below set forth information as of December 31, 2004 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Netherland, Sewell and Associates, Inc. The calculations which Netherland, Sewell and Associates, Inc. used in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with SEC guidelines. All estimates were prepared based upon a review of production histories and other geologic, economic, ownership and engineering data we believe to be accurate. The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves we own.

	OIL	GAS	TOTAL
	(MBbl)	(Mmcf)	(MBble)
Proved developed producing	35.82	12.86	37.97
Proved developed non-producing	54.69	37.46	60.93
Proved undeveloped	—	—	—
Total proved	90.51	50.32	98.90

	Proved Developed	Proved Developed	Proved
	Producing	Non-producing	Undeveloped	Total Proved
Estimated future net revenue(a)	$1,009,500	$1,089,100	—	$2,098,600
Present value of future net revenue(b)	$959,300	$918,800	—	$1,878,100

(a)	Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2004. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $40.25 per barrel of oil and $6.18 per Mmbtu of gas.

(b)	Present value of future net revenues represents estimated future net revenues discounted using an annual discount rate of 10%.

     Assuming that we expend approximately $151,000 during 2005 and an additional $62,000 in future periods to develop these reserves, the future net revenue attributable to our estimated proved developed non-producing reserves would be calculated to be $1.01 million at December 31, 2004, with the present value thereof to be $919,000. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. At December 31, 2004, the capital necessary to develop these additional reserves was unavailable to us. Through December 31, 2004, we had expended approximately $11.5 million in exploration and development of the Bayou Couba properties.

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

     The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2004, all of our operations and reserves are located in that area.

Drilling Activity

     The following table sets forth information as to the wells we completed during the periods indicated. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

		Year Ended December 31,
	2002(1)(2)		2003		2004(3)
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	-0-	-0-	5.0	1.56	-0-	-0-
Non-productive	-0-	-0-	-0-	-0-	-0-	-0-
Exploratory
Productive	4.0	3.5	1.0	0.63	1.0	.42
Non-productive	-0-	-0-	1.0	0.35	2.0	1.49

(1)	Wells drilled on leasehold interests owned in eastern Oklahoma which were sold in October 2002

(2)	Excludes 5 (4.06 net) wells drilled by prior owners on the Bayou Couba properties which we returned to production during 2002.

(3)	Excludes 3 (2.44 net) wells drilled by prior owners on the Bayou Couba properties which we returned to production during 2004.

Recent Activities

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

     In February 2003, we commenced drilling on the Bayou Couba Lease and by December 31, 2003, we had drilled and completed 6 (2.19 net) wells on the property. One well drilled during 2003 was unsuccessful and was plugged.

Activities During 2004 and Present Activities

     During 2004, we restored to production 3 (2.44 net) wells that had been acquired as part of the original Bayou Couba acquisition. We also drilled 3 (1.9 net) exploratory wells and completed 1 (.42 net) well. We plugged and have abandoned the ExxonMobil Fee 2 well and have abandoned the ExxonMobil Fee 2ST well.

     At December 31, 2004, combined production from all our producing wells on the property was approximately 665 (180 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

     Our plans for 2005 include drilling one exploratory well and at least one development well. Because of our limited capital available, drilling of these wells is contingent on our securing industry participation in the financing of the drilling and completion costs. Such participation has not yet been secured and we are unable to state at this time the expected terms of such industry participation. At December 31, 2004, we have no commitments to expend funds for drilling activities in 2005.

     A “development well” is defined as a well drilled within a proved area of an oil or gas reservoir to a depth of a strategaphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

Productive Well Data Information

     The following table sets forth the interests we own in productive wells as of December 31, 2004.

	Well Count
Area	Gross(1)	Net(1)
St. Charles Parish, Louisiana	15.0	9.11

(1)	Thirteen of the fifteen wells have been classified as primarily oil producing wells. Two wells are classified as gas wells.

Production Volumes, Revenue, Prices and Production Costs

     The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the three years ended December 31, 2004. All of our production was from our properties located in St. Charles Parish, Louisiana.

	Year Ended December 31,
	2004	2003	2002
Net Production(1)
Oil (Mbbl)	59.8	50.3	11.9
Natural Gas (Mmcf)	134.6	6.2	13.1
Oil Equivalent (Mbble)	82.2	51.3	14.1

Oil and Natural Gas Sales:
Oil	$2,476,267	$1,666,865	$274,803
Natural Gas	$660,935	$32,127	$33,711
Total	$3,137,202	$1,698,992	$308,514

Average Sales Price:
Oil ($per Bbl)	$41.42	$33.17	$23.07
Natural Gas ($per Mcf)	$4.91	$5.18	$2.58
Oil Equivalent ($per Bble)	$38.16	$33.13	$21.90

Oil and Natural Gas Costs:
Lease operating expenses	$429,315	$495,409	$481,711
Production Taxes	$232,135	$66,807	$11,115
Net gain (loss) from sale of oil and natural gas properties	$(44,411)	$43,937	$(726,348)
Impairment of oil and natural gas properties	$7,676,670	$653,886	$6,476,993
Depreciation, depletion and amortization	$2,558,719	$919,628	$410,050
Average production cost per unit of production	$8.05	$10.96	$34.19

1) Includes only production owned by us and produced to our interest, less royalties and production due others. 519, 468 and 1,638 barrels of oil were produced in December 2004, 2003 and 2002 but not sold until January 2005, 2004 and 2003, respectively, and are included in inventory at December 31, 2004, 2003 and 2002 at the lower of production cost and DD&A, or market.

Development, Exploration and Acquisition Expenditures

The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31, 2002	December 31, 2003	December 31, 2004
Development Costs	$681,102	$2,953,794	$2,385,689
Exploration Costs	$2,842,783	$1,331,286	$5,259,630
Acquisition Costs(1)	$535,680	$262,130	$229,673
Sales of Oil and Gas Properties	$(1,667,581)	$(618,855)	$—
Capitalized Interest	$275,857	$712,829	$439,135
Total	$2,667,841	$4,641,184	$8,314,127

(1)	Acquisition costs for 2003 exclude asset retirement costs of $430,000 upon implementation of SFAS 143 as of January 1, 2003.

Acreage

     The following table sets forth as of December 31, 2004, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. “Gross” acres are the total number of acres in which we own a working interest. “Net” acres refer to gross acres multiplied by our fractional working interest.

					Total Developed and
	Developed(1)		Undeveloped(1)(2)		Undeveloped
Area	Gross	Net	Gross	Net	Gross	Net
Louisiana	1,320	1,072	1,913	1,640	3,233	2,712
Total	1,320	1,072	1,913	1,640	3,233	2,712

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

(2)	In February 2005 a lease covering 1,729 acres with the State of Louisiana expired.

Marketing

     Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2004, our oil sales to Teppco Crude Oil, L.P. of $2,476,267 accounted for 79% of our total oil and gas sales. We believe we are not materially dependent upon Teppco for our sales inasmuch as we believe there are numerous other purchasers for our oil production at competitive prices. Our gas sales to Transcontinental Pipeline Corporation of $660,935 accounted for 21% of our total oil and gas sales. We believe that the loss of these customers would not have a material adverse effect on our results of operations or our financial position.

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

Regulation

     General

     Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2004, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months, however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.

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

     Our activities with respect to exploration, development and production of oil and natural gas are subject to stringent environmental regulation by state and federal authorities including the United States Environmental Protection Agency (“EPA”). Such regulation has increased the cost of planning, designing, drilling, operating and in some instances, abandoning wells. In most instances, the regulatory requirements relate to the handling and disposal of drilling and production waste products and waste created by water and air pollution control procedures. Although we believe that compliance with environmental regulations will not have a material adverse effect on our operations or earnings, risks of substantial costs and liabilities are inherent in oil and gas operations, and there can be no assurance that significant costs and liabilities, including criminal penalties, will not be incurred. Moreover, it is possible that other developments, such as stricter environmental laws and regulations, and claims for damages for injuries to property or persons resulting from our operations could result in substantial costs and liabilities.

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

     We generate wastes, including hazardous wastes, that are subject to the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The EPA and various state agencies have limited the disposal options for certain hazardous and non-hazardous wastes and are considering the adoption of stricter disposal standards for non-hazardous wastes. Furthermore, certain wastes generated by our oil and natural gas operations that are currently exempt from treatment as hazardous wastes may in the future be designated as hazardous wastes, and therefore be subject to considerably more rigorous and costly operating and disposal requirements.

     Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the owner and operator of a site and persons that disposed of or arranged for the disposal of the hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from responsible classes of persons the costs of such action. In the course of our operations, we may generate wastes that fall within CERCLA’s definition of “hazardous substances”. We may also be an owner of sites on which “hazardous substances” have been released. We may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been released. To date, however, we have not and, to our knowledge, our predecessors or successors have not been named a potentially responsible party under CERCLA or similar state superfund laws affecting property we owned or leased.

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

     OSHA. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used, released or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens. We are also subject to the requirements and reporting set forth in OSHA workplace standards.

     OPA and Clean Water Act. Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention control plans, countermeasure plans and facilities response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) amends certain provisions of the federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act (“CWA”), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The CWA provides penalties for any discharges of petroleum products in reportable quantities and imposes substantial liability for the costs of removing a spill. State laws for the control of water pollution also provide varying civil and criminal penalties and liabilities in the case of releases of petroleum or its derivatives into surface waters or into the ground. Regulations are currently being developed under OPA and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us. In addition, the CWA and analogous state laws require permits to be obtained to authorize discharges into surface waters or to construct facilities in wetland areas. The EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. We believe that we are in material compliance with all permits we are required to obtain and obtaining such permits in the future will not have a material adverse impact on our operations in the future. With respect to our future operations, we believe we will be able to obtain, or be included under, such permits, where necessary. Compliance with such permits is not expected to have a material adverse effect on us.

     NORM. Oil and gas exploration and production activities have been identified as generators of concentrations of low-level naturally-occurring radioactive materials (“NORM”). NORM regulations have been adopted in several states. We are unable to estimate the effect of these regulations, although based upon our preliminary analysis to date, we do not believe that our compliance with such regulations will have a material adverse effect on our operations or financial condition.

     Safe Drinking Water Act. Our operations may involve the disposal of produced saltwater and other non-hazardous oilfield wastes by re-injection into the subsurface. Under the Safe Drinking Water Act (“SDWA”), oil and gas operators, such as us, must obtain a permit for the construction and operation of underground Class II injection wells. To protect against contamination of drinking water, periodic mechanical integrity tests are often required to be performed by the well operator. While we expect to be able to obtain all such permits as are required, there can be no assurance that these requirements may not cause us to incur additional expenses.

     Toxic Substances Control Act. The Toxic Substances Control Act (“TSCA”) was enacted to control the adverse effects of newly manufactured and existing chemical substances. Under the TSCA, the EPA has issued specific rules and regulations governing the use, labeling, maintenance, removal from service and disposal of PCB items, such as transformers and capacitors used by oil and gas companies. We may own such PCB items but do not believe compliance with TSCA will have a material adverse effect on our operations or financial condition.

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

     We maintain an insurance policy that insures us against certain sudden and accidental risks associated with drilling, completing and operating our wells with coverage limits considered adequate by management. There can be no assurance that this insurance will be adequate to cover any losses or exposure to liability. We also carry comprehensive general liability policies and workers’ compensation insurance. While we believe these policies are customary in the industry, they do not provide complete coverage against all operating risks.

Employees

     As of December 31, 2004, we employed seven persons, of which two were executive officers and three were operations personnel and two were accounting staff. We outsource our field pumping operations and TSX Venture Exchange administration. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

Prior Activities and Organization

     At December 31, 2001, we held an aggregate of 7,870,419 shares of First Calgary Petroleum Ltd., an oil and gas exploration and development company listed on The Toronto Stock Exchange. We had acquired 7,918,919 of these shares on conversion in November 1999 of a loan in the amount of $2.0 million we made to First Calgary in December 1997. In January 2002, we sold all 7,870,419 shares for net proceeds of $2.3 million. Separately from the foregoing, we also exercised for $163,000 warrants for the purchase of 400,000 shares of First Calgary stock. These shares were sold in December 2002 for $335,000 and in January and February 2003 for $208,000 for total proceeds of $543,000. First Calgary is not and was not an affiliate of ours.

     As of September 30, 2002, we owned leasehold interests in approximately 33,185 gross (10,289 net) acres in eastern Oklahoma with 4 gross (3.5 net) wells which were not producing. The leases are located in the Arkoma Basin. This area is believed to contain coalbed methane prospects for the production of natural gas. In October 2002, we sold these Oklahoma leasehold interests for $1.003 million, subject to post closing adjustments, to a non-affiliated purchaser. We recorded a loss from this transaction in the amount of $726,348 in 2002 and a gain resulting from post-closing adjustments in 2003 of $43,937.

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

Offices

     Our principal office is located at 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136. Additionally, we maintain office space in The Woodlands, Texas. Our leased premises include approximately 4,899 square feet and are leased for various terms expiring in 2009. The annual aggregate rental is $85,733. The facilities are considered adequate for our present activities.

Item 2 — Description of Property:

     A description of our properties appears in Item 1 of this Annual Report on Form 10-KSB.

Item 3 — Legal Proceedings:

     No legal proceedings are pending against us other than ordinary litigation incidental to our business, the outcome of which we believe will not have a material adverse effect on us.

Item 4 — Submission of Matters to a Vote of Security Holders:

     No matter was submitted during the fourth quarter of the year ended December 31, 2004 to a vote of securityholders through the solicitation of proxies or otherwise.

PART II

     Item 5 — Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities:

     Our common shares are traded on the TSX Venture Exchange, Inc. under the symbol ANR.U. Our common shares are not currently traded on any United States stock exchange or in the over-the-counter market in the United States, and, accordingly, there is currently no public market for our common shares in the United States.

     The reported high and low sales prices for our common shares, as reported by the TSX Venture Exchange, on a calendar quarterly basis for the most recent two calendar years ended December 31, 2004 and through March 15, 2005 were as follows. The prices for our shares were traded in and reported by the Exchange in Canadian dollars through February 11, 2002 and in United States dollars during the period February 12, 2002 through the present.

	Prices
	High	Low	Share Volume

2003
First Quarter	$0.83	$0.35	4,805,444
Second Quarter	$0.80	$0.35	1,088,354
Third Quarter	$0.90	$0.41	4,296,356
Fourth Quarter	$1.20	$0.59	4,786,896

2004

First Quarter	$1.15	$0.31	4,562,323
Second Quarter	$0.48	$0.29	3,109,403
Third Quarter	$0.40	$0.28	3,536,679
Fourth Quarter	$0.50	$0.10	7,905,181

2005

First Quarter (through March 15, 2005)	$0.31	$0.12	3,319,731

     Current prices for our shares on the TSX Venture Exchange can be found on the Internet at www.tsx.com using the stock symbol anr.u.

     As of March 15, 2005, we had 2,875 stockholders of record.

     We intend to seek to have a trading market for our common shares develop in the United States. There can be no assurance that we will be successful in this regard. We do not meet the requirements to have our common shares included in any NASDAQ trading system or listed on any national securities exchange. However, we do intend to seek to have our shares quoted on the OTC Bulletin Board®. In order to do so, a broker-dealer in securities in the United States may be required to file with the National Association of Securities Dealers, Inc. a notice that will enable the broker-dealer to enter quotations for our common shares on the OTC Bulletin Board®. There can be no assurance that a broker-dealer will file such a notice or, if filed, that quotations will be accepted on the OTC Bulletin Board®. Further, there can be no assurance that if a broker-dealer commences to enter bid and asked quotations for our common shares in the OTC Bulletin Board® that a viable and active trading market will develop.

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

     Recent Sales of Equity Securities Sold During the Year Ended December 31, 2004 Not Registered Under the Securities Act of 1933, as Amended.

     During the year ended December 31, 2004 we issued the following securities not requiring registration under the Securities Act of 1933, as amended:

     In June and July 2004, we issued 1,300,000 shares of our Common Stock to six persons, all officers, Directors or employees of our company, on exercise of options issued under the 2001 Stock Incentive Plan. The shares were issued to such persons in a transaction exempt from the registration requirements of the Securities Act, by virtue of Section 4(2) thereof. Such persons represented that the shares were purchased for investment, for their own account and not for distribution in violation of the registration requirements of the Securities Act. A legend was affixed to the share certificates stating the restrictions on further transfer. No underwriter participated in the sale of the shares.

Small Business Issuer Purchases of Equity Securities

     No purchases of shares of our Common Stock, par value $.01 per share, were made by us or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the quarter ended December 31, 2004.

Item 6 — Management’s Discussion and Analysis or Plan of Operation:

General

     We are engaged in the acquisition, development, exploitation and production of oil and natural gas. Our revenues and profitability can be expected to be dependent, to a significant extent, upon prevailing spot market prices for oil and natural gas. Additionally, our revenues and profitability can be expected to be dependent upon the quantities of oil and natural gas we produce and sell. Prices for oil and natural gas are subject to wide fluctuations in response to changes in supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Such factors include political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions.

     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2004 and 2003 of approximately $14.9 and $5.7 million, respectively, and have a working capital deficiency and an accumulated deficit at December 31, 2004 which leads to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and we have no bank or other line of credit or other financing agreement providing borrowing availability with a commercial lender. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.

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

     The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2004 includes an explanatory paragraph which states that we have sustained substantial losses in 2004 and 2003 and have a working capital deficiency and an accumulated deficit at December 31, 2004 that raise substantial doubt about our ability to continue as a going concern.

Statements of Operations

A Comparison of Operating Results For The Years Ended December 31, 2004 and December 31, 2003

     We incurred a net loss of $14,887,000 during the year ended December 31, 2004 compared to a net loss of $5,682,000 for the year ended December 31, 2003. During the year ended December 31, 2004, our revenues were comprised of oil and gas sales and operations income totaling $3,254,000 compared with oil and gas sales and operations income of $1,743,000 in 2003. Our oil and gas sales and operations income for the year ended December 31, 2004 continued to increase primarily because of the revenues resulting from our increased oil and gas production from the wells drilled during the last three years as well as because of higher commodity prices in 2004. Production on a barrels equivalent basis increased 59% from 2003 to 2004. Oil prices increased on average 32% from 2003 to 2004 while natural gas prices increased on average 18% over the same period. At December 31, 2004, we had 15 (9.11 net) wells producing approximately 665 (180 net) barrels of oil equivalents per day, whereas at December 31, 2003 we had 11 (6.25 net) wells producing approximately 400 (120 net) barrels of oil per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. We had interest and other income in 2004 of $1,900 compared with interest and other income of $4,200 in 2003.

     Our total expenses were $17,817,000 for the year ended December 31, 2004 as compared to $6,423,000 for the year ended December 31, 2003. Total expenses increased due to higher impairment, interest and depletion charges in 2004.

     Lease operating expenses in 2004 were $429,000 compared to $495,000 in 2003. These expenses decreased as a result of more efficient operations. Production taxes of $232,000 and depletion, depreciation and amortization of $2,989,000 in 2004 increased from $67,000, and $1,103,000, respectively in 2003 reflecting the increase in production and capital spending in 2004. The increase in production taxes was due to higher production and higher oil prices.

     Our general and administrative expenses in 2004 were $2,078,000 compared to $1,938,000 in 2003. These expenses also increased in 2004 because of our increased activities directed at the development of additional wells and production of oil and gas from those wells. Additionally, expenses relating to professional fees and filing and regulatory fees increased in 2004.

     We had a foreign exchange loss of $722,000 and $1,716,000 in 2004 and 2003, respectively. Our foreign exchange losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is repayable in Canadian dollars. The foreign exchange loss was caused by the strengthening of the Canadian dollar against the US dollar. Effective February 2005 an application has been made to liquidate the Gothic subsidiary and terminate its charter. Therefore, upon final liquidation in 2005, amounts reflected in accumulated other comprehensive income will be reclassified to earnings. In 2003, we had a gain on the sale of marketable securities of $173,000. We had no such gain in 2004, and the Company no longer holds marketable securities. In 2003, we also incurred a loss of $222,000 as a result of the redemption of debt relating to the early payoff of the TransAtlantic Petroleum production loan, the Quest Capital note and the Bank One note from the proceeds of the sale of the Debentures. We had no such loss in 2004. We had a loss on the sale of oil and gas properties in 2004 of $44,000 compared to a gain of $44,000 in 2003. These amounts are due to the sale of our Oklahoma coalbed methane leasehold interests.

     Interest expense, net of interest capitalized of $608,000 and $713,000 in 2004 and 2003, respectively, increased to $3,631,000 in 2004 from $440,000 in 2003. While debt outstanding increased during 2004, interest expense also reflects the amortization of a beneficial conversion feature related to the issuance in October 2003 of the Company’s Debentures. On the dates the Debenture transaction was completed, the closing price for our Common Stock was $0.70 per share. Because the conversion price was less than the market price on the dates the transaction was completed, a beneficial conversion feature of $6.7 million was attributed to the Debentures. An additional beneficial conversion feature of $858,000 was recorded in the third quarter of 2004 resulting from issuance of shares of our common stock pursuant to a Rights Offering. Due to antidilution provisions contained in the Debenture Agreement, the issuance of shares of common stock changed the conversion price of the debentures from $.45 to $.43 per share resulting in the additional beneficial conversion feature. Such amount will be amortized to interest expense over the life of the Debentures which mature on September 30, 2005. As debentures are converted prior to maturity, any unamortized amount attributed to such debentures will be expensed at the time of conversion. Amortization of the beneficial conversion feature was $3,257,000 in 2004 and $399,000 in 2003. As debentures are converted prior to maturity, any unamortized amount attributed to such debentures will be expensed at the time of conversion. During 2004, $325,000 of Debentures was converted and a related $137,000 beneficial conversion feature was expensed.

     We incurred an impairment charge reflecting a write-down of the carrying value of our oil and gas properties of $7,677,000 in 2004 compared to an impairment charge of $654,000 in 2003. Our impairment charges in 2004 and 2003 were the result of the excess of the capitalized cost of our oil and gas properties over the estimated future net cash flows to be derived from those proved reserves and were primarily the result of drilling two unsuccessful exploratory wells and the impairment of undeveloped properties.

     Depreciation, depletion and amortization expenses increased to $2,558,000 during the year ended December 31, 2004 from $919,628 during the year ended December 31, 2003. This was primarily the result of our increased production of oil and natural gas and the related depletion expense.

     In the third quarter of 2004, the Company changed its method of capitalizing interest on qualifying expenditures related to unproved properties. The Company changed from using a capitalization rate which includes deemed interest from amortization of a beneficial conversion feature associated with the Company’s Debentures to a rate which excludes the impact of the beneficial conversion feature. This resulted in a charge for the cumulative effect of an accounting change in the amount of $326,000. We also had a charge in 2003 for the cumulative effect of an accounting change resulting from the application of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of $1.0 million.

     Our accounts payable increased to $8,340,000 at December 31, 2004 from $3,600,000 at December 31, 2003 resulting primarily from the increased scale of our operations and costs incurred in the drilling of two unsuccessful exploratory wells. We are paying our accounts payable out of our current revenues and through March 15, 2005, had not experienced any material disruption in services or purchases from vendors on account of outstanding payables.

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

     Our general and administrative expenses in 2003 were $1,938,000 compared to $1,378,000 in 2002. These expenses also increased in 2003 because of our increased activities directed at the development of additional wells and production of oil and gas from those wells. Interest expense, net of interest capitalized of $713,000 and $276,000 in 2003 and 2002, respectively, increased to $440,000 in 2003 from $54,000 in 2002. While debt outstanding increased during 2003, interest expense also reflects the amortization of a beneficial conversion feature related to the issuance in October 2003 of the Company’s Debentures. Such amortization of the beneficial conversion feature was

$399,000 in 2003. The Debentures are convertible into shares of our Common Stock at a conversion price of $0.45 per share. On the dates the transaction was completed, the closing price for our Common Stock was $0.70 per share. Accordingly, because the conversion price was less than the market price on the dates the transaction was completed, a beneficial conversion feature of $6.7 million was attributed to the Debentures. Such amount will be amortized to interest expense over the life of the Debentures which mature on September 30, 2005. If debentures are converted prior to maturity, any unamortized amount attributed to such debentures will be expensed at the time of conversion. Lease operating expenses of $496,000, production taxes of $67,000 and depletion, depreciation and amortization of $1,103,000 in 2003 increased from $482,000, $11,000, and $433,000, respectively in 2002 reflecting the increase in production in 2003. We incurred an impairment charge reflecting a write-down of the carrying value of our oil and gas properties of $654,000 in 2003 compared to an impairment charge of $6,477,000 in 2002. Our impairment charges in 2003 and 2002 were the result of the excess of the capitalized cost of our oil and gas properties over the estimated future net cash flows to be derived from those proved reserves.

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

Liquidity and Capital Resources

     General

     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions and, during the last two quarters of 2004, through an increase in vendor payables. At December 31, 2004, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1.8 million compared with current liabilities of $16.2 million. Our current liabilities include approximately $11.7 million of secured indebtedness, including the related fully amortized discount, due in September 2005 and accounts payable and revenues payable aggregating approximately $8.3 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2005. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. Any capital expenditures for drilling purposes during 2005 we expect will be funded from the sale of drilling participations. It is management’s plan to raise additional capital through the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

Years Ended December 31, 2004 and December 31, 2003

     Our net cash provided by operations was $3,858,000 for the year ended December 31, 2004 as compared to net cash used in operations of $361,000 for 2003. While production from our drilling program has increased revenues in 2004, such increase has not been sufficient to fund our operations.

     Cash provided by operating activities was impacted in 2004 by a foreign currency exchange loss of $722,000, which did not affect our cash position. Depletion, depreciation and amortization was $2,989,000 in 2004, resulting from increased activity in our oil and gas operations, compared to $1,103,000 in 2003. Accounts payable, accrued liabilities and interest increased significantly in 2004 over 2003 because of the expanded scope of our activities. We also incurred a non cash impairment charge against our oil and gas properties in the amount of $7,677,000, resulting from ceiling test write-down, in 2004 compared to $654,000 in 2003. An impairment charge, or also referred to as a ceiling test write down, is the result of the capitalized cost of our oil and gas properties exceeding at December 31, 2004 and December 31, 2003 the estimated future net cash flows to be derived from our proved reserves as of those respective dates and was primarily the result of drilling two unsuccessful exploratory wells and the impairment of undeveloped properties.

     In the third quarter of 2004, the Company changed its method of capitalizing interest on qualifying expenditures related to unproved properties. The Company changed from using a capitalization rate which includes deemed interest from amortization of a beneficial conversion feature associated with the Company’s Debentures to a rate which excludes the impact of the beneficial conversion feature. This resulted in a charge for the cumulative effect of an accounting change in the amount of $326,000. During the year ended December 31, 2003, we had a charge for the cumulative effect of an accounting change resulting from the application of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of $1,005,000.

     We used $6,897,000 of net cash in investing activities during the year ended December 31, 2004 compared to net cash used of $4,109,000 in 2003. The 2004 cash used in investing activities includes $6,786,000 for the purchase and development of oil and gas properties and $111,000 for the purchase of fixed assets compared to $4,635,000 and $144,000, respectively, in 2003. Proceeds from the sale of marketable securities, net of cash expended on purchases of marketable securities, were $208,000 in 2003, and proceeds from the sale of oil and gas properties amounted to $462,000 in 2003. There were not proceeds from such transactions in 2004.

     Our net cash provided by financing activities for the year ended December 31, 2004 was $1,693,000 compared to $6,039,000 provided in 2003. The activity in 2004 was the result of completing the sale, pursuant to the issuance of stock purchase rights to all our stockholders, of 6,941,414 shares of our common stock, and the exercise of 1.3 million stock options by directors, officers and employees. The activity in 2003 was the result of new financing from Quest Investment Corporation (which subsequently merged with and into Quest Capital Corp.), TransAtlantic Petroleum (USA) Corp. and the private placement of Convertible Secured Debentures and reflects the repayments to Middlemarch Partners Limited, Bank One, Quest Capital Corp. and TransAtlantic Petroleum (USA) Corp.

     Additional information regarding liquidity and capital resources is included under the caption “Future Capital Requirements and Resources.”

Years Ended December 31, 2003 and December 31, 2002.

     Our net cash used in operations was $361,000 for the year ended December 31, 2003 as compared to net cash used in operations of $105,000 for 2002. While production from our drilling program has increased revenues in 2003, such increase has not been sufficient to fund our operations. We have funded our capital expenditures and operating activities through a series of private debt and equity transactions. At December 31, 2003, we do not have any available borrowing capacity under existing credit facilities. We have substantial needs for funds to develop our oil and gas prospects and opportunities identified in our AMI. At December 31, 2003, we have committed to expend up to approximately $850,000 for drilling activities in 2004. This capital expenditure will be funded from our available cash which includes the remaining portion of the proceeds from the sale of our Debentures in October 2003. To the extent additional funds are required to fully exploit and develop the ExxonMobil Corp. AMI, it is management’s plan to raise additional capital through the sale of our equity securities or the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

     Cash used in operating activities was impacted in 2003 by a gain of $173,000 on the sale of marketable securities and a foreign currency exchange loss of $1,716,000, which did not affect our cash position. Depletion, depreciation and amortization was $1,103,000 in 2003, resulting from increased activity in our oil and gas operations, compared to $433,000 in 2002. Accounts receivable, accounts payable, accrued liabilities and interest increased significantly in 2003 over 2002 because of the expanded scope of our activities. We also incurred a non cash impairment charge against our oil and gas properties in the amount of $654,000, resulting from ceiling test write-down, in 2003 compared to $6,477,000 in 2002. An impairment charge, or also referred to as a ceiling test write down, is the result of the capitalized cost of our oil and gas properties exceeding at December 31, 2003 and December 31, 2002 the estimated future net cash flows to be derived from our proved reserves as of those respective dates. During the year ended December 31, 2003 we had a charge for the cumulative effect of an accounting change resulting from the application of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, in the amount of $1,005,000. We had no comparable charge in 2002.

     We used $4,109,000 of net cash in investing activities during the year ended December 31, 2003 compared to net cash used of $1,421,000 in 2002. The 2003 cash used in investing activities includes $4,635,000 for the purchase and development of oil and gas properties and $144,000 for the purchase of fixed assets compared to $4,060,000 and $946,000, respectively, in 2002. Proceeds from the sale of marketable securities, net of cash expended on purchases of marketable securities, were $208,000 in 2003 compared to approximately $2,582,000 in 2002. Proceeds from the sale of oil and gas properties amounted to $462,000 in 2003 compared to $941,000 in 2002.

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

     Additional information regarding liquidity and capital resources is included under the caption “Future Capital Requirements and Resources.”

Critical Accounting Policies

Oil and Gas Properties

     We account for our oil and gas exploration and development activities using the full cost method (as opposed to the successful efforts method) of accounting prescribed by the SEC. Accordingly, all our productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and depleted using the units-of-production method based on proved oil and gas reserves. We capitalize our costs including salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and natural gas properties, asset retirement costs, as well as other directly identifiable general and administrative costs associated with these activities. These costs do not include any costs related to production, general corporate overhead, or similar activities. Our oil and natural gas reserves will be estimated annually by independent petroleum engineers. Our calculation of depreciation, depletion and amortization (“DD&A”) includes estimated future expenditures that we believe we will incur in developing our proved reserves and the estimated dismantlement and abandonment costs, net of salvage values. Quarterly, we will perform a review of the carrying costs of our oil and gas properties to assess whether such costs are fully recoverable from future cash flows. In the event the unamortized cost of the oil and natural gas properties we are amortizing exceeds the full cost ceiling as defined by the SEC, we will charge the amount of the excess to expense in the period during which the excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from our oil and natural gas properties. Changes in our estimates or declines in prevailing oil and natural gas prices could cause us to reduce in the near term our carrying value of our oil and natural gas properties. A write-down arising out of these conditions is referred to throughout our industry as a full cost ceiling write-down.

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

Income taxes

          As part of the process of preparing the consolidated financial statements, we are required to estimate the federal and state income taxes in each of the jurisdictions in which we operate. This process involves estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation, depletion and amortization, and certain accrued liabilities for tax and accounting purposes. These differences and the net operating loss (“NOL”) carryforwards result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess, using all available positive and negative evidence, the likelihood that the deferred tax assets will be recovered from future taxable income. If we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must include an expense or reduction of expense within the tax provisions in the consolidated statement of operations.

          Under SFAS 109, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

•	taxable income projections in future years,

•	whether the carryforward period is so brief that it would limit realization of tax benefits,

•	future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures, and

•	our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

     Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2004 and 2003 we have a deferred tax asset of approximately $11.4 million and $5.6 million for which we have recognized an $11.4 million and $5.6 million valuation allowance, respectively.

Notes payable and long-term debt

          We account for notes payable and long-term debt by recording the face amount of the debt instrument adjusted for any premium or discount realized on the issuance of the instrument. The premium or discount is amortized to expense utilizing the effective interest rate method for debt instruments with scheduled repayment terms, and by utilizing units of production basis for production based loan agreements. Any unamortized premium or discount remaining at early retirements of a debt instrument is recorded as a gain or loss as applicable.

How We Have Financed Our Activities

          Our activities since 2002 have been financed primarily from sales of debt and equity securities. Most recently, in August 2004, we completed the sale, pursuant to the issuance of stock purchase rights to all our stockholders, of 6,941,414 shares of our common stock for gross proceeds of $1,665,939. After deducting the expenses of the offering, $1,433,287 of the net proceeds was applied to our oil and natural gas well drilling activities, including the re-drilling of the ExxonMobil Fee 2 well. The ExxonMobil Fee 2 well was originally drilled in the first quarter of 2004 and encountered mechanical problems. During the course of the original drilling of the well, we gathered evidence concerning this location that we considered to be encouraging. In October 2004, we announced that the re-drilled ExxonMobil Fee 2 ST well was being plugged and abandoned as a result of mechanical problems arising from drilling tools dropped in the hole and irretrievably lost during the final phases of drilling to a total measured depth of approximately 10,830 feet. In the re-drilling of the well, we had encountered what we believed were potentially productive horizons from approximately 10,700 feet to 10,790 feet total measured depth. We are evaluating the possibility, subject to the availability of capital, of drilling an additional well from a new surface location to test potential horizons that were encountered in the original well below a total measured depth of approximately 11,000 feet.

          In October 2003, we completed the private sale of $12.0 million principal amount of 8% Convertible Secured Debentures (the “Debentures”) due September 30, 2005. The Debentures bear interest payable quarterly commencing December 31, 2003 at 8% per annum. The outstanding principal of the Debentures is convertible into shares of our Common Stock at any time prior to maturity at a current conversion price of $0.43 per share, subject to anti-dilution adjustment, and the Debentures are redeemable by us at any time after October 1, 2004 if the average weighted price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166-2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. A finder’s fee in the amount of $360,000 was paid to Middlemarch Partners Limited in connection with the financing. We used approximately

$5.9 million of the proceeds of the financing for the repayment of secured debt, approximately $2.1 million for the payment of accounts payable and used the balance primarily for exploration and development of our Bayou Couba oil and gas leases within the ExxonMobil Joint Development Project in St. Charles Parish, Louisiana. The secured indebtedness repaid included $2.5 million to Quest Capital Corp., which bore interest at 12% per annum, was due October 31, 2003, and was collateralized by a first lien on substantially all our assets, and approximately $1.7 million owing to Bank One Michigan, NA, which bore interest at the bank’s prime rate plus 2%, was due December 31, 2003 and was collateralized by a junior lien on substantially all our assets. In addition, we paid out of the proceeds a $1.7 million production payment owing to TransAtlantic Petroleum (USA) Corp. TransAtlantic retained its 10% participation right in our AMI with ExxonMobil Corp. described above which was granted as partial consideration for the $2.0 million financing entered into in March 2003. On both October 21 and 31, 2003, the dates the transaction was completed, the closing sale prices for our shares were $0.70 on the TSX Venture Exchange.

          In connection with the Debenture financing and under the terms of the transaction, two persons were designated to serve as Directors of our corporation. Currently, Mr. Jules Poscente, Chairman and Director of Eurogas Corp. of Calgary, Alberta, and Gerry Curtis of Bermuda have been elected to our Board of Directors.

          Purchasers of the Debentures included TransAtlantic Petroleum Corp., $3.0 million principal amount, and Quest Capital Corp., $500,000 principal amount. Mr. Brian Bayley, who has been a Director of our company since June 2001, is also President and Chief Executive Officer of Quest Capital Corp. and a Director of TransAtlantic. In addition, Bonanza Energy Ltd. purchased $500,000 principal amount of Debentures. Out of the proceeds of the sale of the Debentures, TransAtlantic was paid $1.7 million in payment in full of a production payment owing to it and Quest Capital Corp. was paid $2.5 million in repayment of a loan. Quest Capital Corp. is engaged in merchant banking activities in Canada and elsewhere which includes providing financial services to small and mid-cap companies operating primarily in North America. Quest Investment Corporation is a predecessor company of Quest Capital Corp..

          The Debentures are convertible into common shares at a conversion price of $0.43 per share. On the dates the transaction was completed, the closing price for shares of our common stock on the TSX Venture Exchange was $0.70 per share. Accordingly, because of the conversion price being less than the market price on the dates the transaction was completed, there was created a beneficial conversion feature to the Debentures of approximately $7.5 million. This amount will be amortized to interest expense over the life of the Debentures which mature on September 30, 2005. As Debentures are converted prior to September 30, 2005, any unamortized discount attributed to those proportionate holdings will be expensed at the time of conversion. During 2004, $325,000 of Debentures was converted and a related $137,000 beneficial conversion feature was expensed.

Future Capital Requirements and Resources

          Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions and, during the last two quarters of 2004, through an increase in vendor payables. At December 31, 2004, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1.8 million compared with current liabilities of $16.2 million. Our current liabilities include approximately $11.7 million of secured indebtedness, including the related fully amortized discount, due in September 2005 and accounts payable and revenues payable aggregating approximately $8.3 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2005. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. Any capital expenditures for drilling purposes during 2005 we expect will be funded from the sale of drilling participations. It is management’s plan to raise additional capital through the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

          At December 31, 2004, we have no commitments for additional capital to fund drilling activities in 2005. Any capital expenditures will be funded from monies raised through industry participations, or, if available, borrowings or equity capital. We currently have no borrowing capacity with any lender and no firm commitment from any potential investors and such additional capital may not be available to us in the future.

          Our business strategy requires us to obtain additional financing and our failure to do so can be expected to adversely affect our ability to further the development of our ExxonMobil AMI, grow our revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability. There can be no assurance we will obtain this additional funding. Such funding may be obtained through the sale of drilling participations, joint ventures, equity securities or by incurring additional indebtedness. Without such funding, our revenues will continue to be limited and it can be expected that our operations will not be profitable. In addition, any additional equity funding that we obtain may result in material dilution to the current holders of our common stock.

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

          In December 2004, the FASB issued Statement on Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” revising FASB Statement No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. FAS 123 (Revised 2004) is effective for interim and annual periods that begin after June 15, 2005 and will be adopted by the Company in third quarter of 2005. See Note 1 of these financial statements for a disclosure of the effect on net income and earnings per share for the years 2003 and 2004 if the Company had applied the fair value recognition provision of FAS 123 to stock-based employee compensation.

Risk Factors

          An investment in shares of our common stock involves a high degree of risk. You should consider the following factors, in addition to the other information contained in this annual report, in evaluating our business and proposed activities before you purchase any shares of our common stock. You should also see the “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” regarding risks and uncertainties relating to us and to forward looking statements in this annual report.

Risks Relating to Us and the Oil and Gas Industry

Our Ability to Continue as a Going Concern is Uncertain

          Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2003, and 2004, totaling approximately $5.7 million and $14.9 million, respectively, and had a working capital deficiency at December 31, 2004 of approximately $14.4 million. We had a negative cash flow from operations in 2003 and 2002. While production from our drilling program has increased revenues in 2004, such increase has not been sufficient to fund our operations. All the foregoing lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings, and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to pay our current liabilities and to continue to explore for and develop our oil and gas reserves.

          The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2004 includes an explanatory paragraph which states that we have sustained substantial losses in 2004 and 2003 and have a working capital deficiency and an accumulated deficit at December 31, 2004 that raise substantial doubt about our ability to continue as a going concern.

          We Must Repay $11.675 Million of Secured Indebtedness on September 30, 2005. There Are Risks That This Indebtedness May Not Be Repaid When Due.

          In October 2003, we completed a borrowing of $12.0 million used for repayment of outstanding short-term secured debt, for exploration and development activities on the oil and gas leases within our ExxonMobil joint development project in St. Charles Parish, Louisiana and for general corporate purposes. During 2004 a total of $325,000 of debentures was converted to common stock. The remaining $11.675 million borrowing is due to be repaid on September 30, 2005. The loan is collateralized by a lien against all our oil and natural gas properties and undeveloped leaseholds and bears interest at 8% per annum, payable quarterly commencing December 31, 2003. The indebtedness is convertible into shares of our common stock at a current conversion price of $0.43 per share, subject to anti-dilution adjustments. In the event we are unsuccessful in refinancing this indebtedness at or before its maturity, the creditors could foreclose against substantially all of our assets. Under such circumstances, the holders of our common stock could realize little or nothing from their investment in our shares of common stock. There can be no assurance that we will be successful in refinancing this indebtedness or that the terms of such refinancing may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to pay or refinance this indebtedness could lead to the creditors foreclosing on all our assets which could result in the loss of a stockholder’s entire investment.

Our Current Liabilities as of December 31, 2004 Exceed Our Current Assets by $14.4 Million

          As of December 31, 2004, our current assets were approximately $1.8 million and our current liabilities were approximately $16.2 million. Our current liabilities are net of a discount of approximately $3.9 million realized on the issuance of the Debentures with a beneficial conversion feature and which discount is amortized over the term of the Debentures. This discount will be fully amortized at September 30, 2005 and our current liabilities will then include the outstanding face amount of the Debentures or $11.675 million. Approximately $7.8 million, which is net of the approximately $3.9 million of discount, was reflected as a current liability at December 31, 2004.

          In order to meet our current obligations, we are seeking to raise additional capital. At March 15, 2005, we have no commitments from others to provide this capital and without additional capital to meet these obligations, our continued operations cannot be assured. There can be no assurance that we will be successful in raising additional capital or that the terms on which such additional capital can be raised may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to reduce our current liabilities relative to our current assets could lead creditors to refuse to extend us further credit which could materially adversely affect our operations.

Without Substantial Additional Capital We May Be Unable To Fund The Exploration and Development Activities To Further Develop Our Area Of Mutual Interest With ExxonMobil Corp.

          We also have substantial needs for funds to further develop our oil and gas prospects and opportunities identified in our AMI with ExxonMobil Corp. At December

31, 2004, we have no commitments for drilling activities in 2005. Any capital expenditures will be funded from monies raised through industry participations, borrowings or equity capital. To the extent additional funds are required to further exploit and develop the ExxonMobil Corp AMI, it is management’s plan to raise additional capital through the sale of our equity securities or the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future. Our inability to raise additional capital will limit and perhaps prevent us from further development of the AMI.

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

          Prices for oil and gas fluctuate in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors that are beyond our control, including:

•	political conditions in oil producing regions, including the Middle East;

•	the domestic and foreign supply of oil and gas;

•	the level of consumer demand;

•	weather conditions;

•	domestic and foreign government regulations;

•	the price and availability of alternative fuels;

•	overall economic conditions; and

•	international political conditions.

          In addition, various factors may adversely affect our ability to market our oil and gas production, including:

•	the capacity and availability of oil and gas gathering systems and pipelines;

•	our ability to produce oil and gas in commercial quantities and to enhance and maintain production from existing wells and wells proposed to be drilled;

•	the effect of federal and state regulation of production and transportation;

•	general economic conditions;

•	changes in supply due to drilling by other producers;

•	the availability of drilling rigs and related crews; and

•	changes in demand.

Lower Oil and Gas Prices May Adversely Affect Our Level of Capital Expenditures, Reserve Estimates and Borrowing Capacity.

          In the ordinary course of business, we have made and expect to continue to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements with the proceeds of debt and equity offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in capital spending or an extended decline in oil and natural gas prices could result in less than anticipated cash flow from operations and a lessened ability to raise additional capital or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us.

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

Our Future Borrowings and Other Oil and Gas Development Activities May Be Restricted Because Of The Restrictive Covenants In Our Existing Secured Indebtedness Which, Among Other Things, Restricts Our Ability To Incur Indebtedness In Excess Of $2.0 Million

          The terms of our $12.0 million borrowing in October 2003, include a number of affirmative and negative covenants. Among the covenants is a provision that prohibits us from incurring any indebtedness in excess of $2.0 million without the prior approval of the holders of the indebtedness at a meeting of the holders by a favorable vote of two-thirds of the principal amount of debt holders present at the meeting. This restriction on our ability to incur indebtedness in excess of $2.0 million may impede our ability to fund the development of our properties in St. Charles Parish, Louisiana. These limits on our ability to develop these properties may impair our growth in revenues and oil and natural gas reserves. We may be unable to borrow the funds we may believe we require to fund further well drilling and development activities which would result in our inability to replenish our reserves as they are depleted.

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

          Subject to the terms of our existing outstanding indebtedness which matures in September 2005, we may refinance our existing indebtedness and incur substantial additional indebtedness in the future to fund the acquisition and development of additional oil and gas reserves or for other purposes. The issuance of material amounts of indebtedness would expose us to additional risks including, among others, the following:

•	a portion of our cash flow from operations would be utilized for the payment of principal and interest on our indebtedness and would not be available for financing capital expenditures or other purposes;

•	our level of indebtedness and the covenants governing our indebtedness could limit our flexibility in planning for, or reacting to, changes in our business because certain financing options may be limited or prohibited under the terms of our agreements relating to such indebtedness;

•	our level of indebtedness may make us more vulnerable to defaults during periods of low oil and gas prices or in the event of a downturn in our business because of our fixed debt service obligations; and

•	the terms of our agreements may require us to make interest and principal payments and to remain in compliance with stated financial covenants and ratios. If the requirements of these agreements are not satisfied, the lenders would be entitled to accelerate the payment of all outstanding indebtedness and foreclose on the collateral securing payment of that indebtedness. In such event, we cannot assure you that we would have sufficient funds available or could obtain the financing required to meet our obligations, including the repayment of the outstanding principal and interest on this indebtedness.

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

Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets.

          At December 31, 2004, based on the report of Netherland, Sewell and Associates, Inc., we claimed total estimated proved reserves of 98.9 MBble of oil and gas. We are currently seeking to develop additional producing wells on our Bayou Couba properties. As of December 31, 2004, we were able to return to production 8 (6.50 net) well bores drilled by prior owners on the Couba properties we acquired, and we had successfully completed 7 (2.61 net) wells. As of that time, our combined production from all our producing wells was approximately 665 (180 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.

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

Cautionary Statement For Purposes Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1996

          With the exception of historical matters, the matters we discussed below and elsewhere in this Annual Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Description of Business and Item 6. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our capital requirements, business strategy, ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our outstanding indebtedness and current liabilities, our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through successful drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify, acquire and integrate successfully any additional producing oil and gas properties we acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements about quantities of production of oil and gas as it implies continuing production rates of those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.

          Readers are cautioned that the risk factors and uncertainties referred to above, as well as the risk factors described elsewhere in this Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2005 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 7 – Financial Statements:

          The response to this Item is included in a separate section of this report. See page F-1.

Item 8 – Changes In and Disagreements With Accountants on Accounting and Financial Disclosure:

          During the two fiscal years ended December 31, 2004, our principal independent accountant did not resign and was not dismissed.

Item 8A – Controls and Procedures

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

          Our disclosure controls and procedures are the controls and other procedures that we have designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Paulk and Mr. Ensz, as appropriate to allow timely decisions regarding required disclosure.

Item 8B – Other Information

          No information is required to be disclosed in response to this Item 8B.

PART III

Item 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:

Directors, Executive Officers and Significant Employees

          The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

Name	Age	Position
Directors and Executive Officers:

Michael K. Paulk	56	President and Director
Steven P. Ensz	53	Vice President, Finance, and Chief Financial Officer and Director
Brian E. Bayley(1)	52	Director
John K. Campbell(1)	71	Director
Jules Poscente	76	Director
Gerry Curtis	67	Director

Significant Employees:
Bennett G. Shelton	48	Manager of Land and Contract Administration
Richard O. Mulford	52	Manager of Operations
Robert G. Snead	66	Exploitation Manager

(1)	Member of our Audit Committee

          Each Director of our company has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified.

          Michael K. Paulk: Mr. Paulk was elected President and Director of our company in July 2001. From October 1994 to January 2001, when it was sold to Chesapeake Energy Corporation, he was the President and a Director of Gothic Energy Corporation (“GEC”). GEC is neither a predecessor nor affiliate of either us or our subsidiary, Gothic and there was no affiliation between Gothic and GEC prior to January 2001. GEC was engaged, until its acquisition by Chesapeake Energy Corporation in January 2001, in the acquisition, development, exploration and production of natural gas and oil. Mr. Paulk has been engaged in the oil and gas industry for more than fifteen years.

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

          Brian E. Bayley: Mr. Bayley was elected a Director of the Company in June 2001. Since June 30, 2003, Mr. Bayley has been the President and Chief Executive Officer of Quest Capital Corp. Quest Capital Corp. trades on the Toronto Stock Exchange under the symbol QC. Quest Capital Corp. is a merchant bank that provides financial services to small and mid-cap companies operating primarily in North America. He is currently President and Director of Quest Management Corp., a management company that is wholly owned by Quest Capital Corp. since December 1996. Quest Management Corp. provides various consulting, administrative, management and related services to publicly-traded companies. Mr. Bayley currently serves as Director and/or officer on numerous other public companies, none of which is a reporting issuer under U.S. securities laws. None of the other companies Mr. Bayley is affiliated with are affiliates of ours. Mr. Bayley is a Director of TransAtlantic Petroleum (USA) Corp., which provided financing to our company in March 2003 and purchased Debentures in October 2003.

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

          Gerry Curtis: Mr. Curtis was elected a Director on October 18, 2004. Mr. Curtis is a chartered accountant and received his Chartered Accountant designation in 1960. He was a partner in the firm Leebosh, Dobrin, April & Curtis, Chartered Accountants, from 1964 to 1983. Since 1983, Mr. Curtis has worked independently as a financial administrative consultant, first in Toronto, then in London and is now based in Bermuda. He is President and Chief Executive Officer of Charter Global Financial Ltd., a Bermuda corporation engaged in providing corporate services. Mr. Curtis currently serves as a director on numerous private company boards and has also previously served as a director for two public companies in the 1980’s.

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

Audit Committee and Audit Committee Financial Expert:

          As of March 1, 2005, the members of our Audit Committee of our Board of Directors are Messrs. Bayley (Chairman) and Campbell. Messrs. Bayley and Campbell have been members of the Audit Committee since 2002. Our securities are not listed on any national securities exchange or listed on an automated inter-dealer quotation system.

          Under our Audit Committee Charter, our Audit Committee’s responsibilities include, among other responsibilities, the appointment, compensation and oversight of the work performed by our independent auditor, the adoption and assurance of compliance with a pre-approval policy with respect to services provided by the independent auditor, at least annually, obtain and review a report by our independent auditor as to relationships between the independent auditor and our company so as to assure the independence of the independent auditor, review the annual audited and quarterly financial statements with our management and the independent auditor, and discuss with the independent auditor their required disclosure relating to the conduct of the audit.

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

Code of Ethics:

          We have adopted a Code of Ethics that applies to our principal executive officer and principal financial and accounting officer. A copy of our Code of Ethics was filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 10 - Executive Compensation:

          The following table sets forth the annual and long-term compensation paid during our three fiscal years ended December 31, 2004 to our chief executive officer and all other executive officers who received compensation exceeding $100,000 and who served in such capacities at December 31, 2004.

SUMMARY COMPENSATION TABLE
Annual Compensation

					Compensation
				Other	Long-Term
Name and		Annual		Annual	Awards/ Option		All Other
Principal Position	Year	Salary	Bonus	Comp.	(#)		Comp.

Michael K. Paulk	2004	$125,000	-0-	-0-	250,000	(1)	-0-
	2003	$120,000	-0-	-0-	-0-		-0-
	2002	$90,000	-0-	-0-	-0-		-0-

Steven P. Ensz	2004	$125,000	-0-	-0-	250,000	(1)
	2003	$120,000	-0-	-0-	-0-		-0-
	2002	$90,000	-0-	-0-	-0-		-0-

(1)	On April 22, 2004, the Board of Directors granted options to purchase shares of common stock under the Company’s 2001 Stock Incentive Plan exercisable at a price of $0.45 per share, subject, however, to the adoption by shareholders of certain amendments to the Plan. Pending shareholder approval, stock options conditionally granted by the Board of Directors are not exercisable and are not considered outstanding.

Stock Option Exercises During the Year Ended December 31, 2004 and Holdings at December 31, 2004.

          The following table provides information with respect to the above named executive officer regarding options held at December 31, 2004. Options were conditionally granted to such persons during the year ended December 31, 2004 pending approval by shareholders of certain amendments to the Company’s 2001 Stock Incentive Plan.

			Number of Unexercised Options		Value of Unexercised In-the-Money
	Shares Acquired on	Value	at December 31, 2004		Options at December 31, 2004(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael K. Paulk	-0-	-0-	-0-	250,000	-0-	-0-

Steven P. Ensz	-0-	-0-	-0-	250,000	-0-	-0-

(1)	Based on the difference between the option exercise price and the closing bid price on December 31, 2004 of $0.12 per share.

          We do not have any employment contracts with any of our executive officers or other significant employees.

          Our Directors do not receive any cash compensation for serving in that capacity; however, they are reimbursed for their out-of-pocket expenses in attending meetings. Pursuant to the terms of our 2001 Stock Incentive Plan, each non-employee Director who is first elected or appointed after February 1, 2002 automatically receives an option grant for 50,000 shares on the date such person joins the Board. In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 5,000 shares. Each such option has a term of ten years, subject to earlier termination following such person’s cessation of Board service, and is subject to certain vesting provisions.

Item 11 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

          The following table sets forth certain information regarding beneficial ownership of our common stock as of March 15, 2005 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our Directors and officers, and (c) by all Directors and officers as a group. As of March 15, 2005, we had 35,603,335 common shares outstanding.

			Percentage of
	Number of Shares		Outstanding
Name and Address (1)(2)	Owned		Shares(3)

Mike K. Paulk	1,728,875	(4)	4.9%

Steven P. Ensz	2,308,313	(5)	6.5%

Brian E. Bayley	916,500	(6)	2.6%
Quest Management Corp. Suite 300 - 570 Granville Street Vancouver, BC V6C 3P1

John K. Campbell	215,528	(7)	0.6%
750 West Pender Street – Suite 710 Vancouver, BC V6C 2T7

Jules Poscente	256,250	(8)	0.7%
440, 333 Fifth Avenue, SW Calgary, Alberta T2P 3B6

Gerry Curtis	33,500	(9)	0.1%
33 Reid St. Box 2706

			Percentage of
	Number of Shares		Outstanding
Name and Address (1)(2)	Owned		Shares(3)
Hamilton, Bermuda HMKX

TransAtlantic Petroleum Corp(10)	7,152,874	(11)	20.1%
1550, 340 - 12th Avenue, SW Calgary, Alberta T2R 1L5

All Directors and officers as a group (6 persons)	5,458,966	(12)	15.3%

(1)	This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2)	Unless otherwise indicated, the address for each of the above is c/o American Natural Energy Corporation, 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136.

(3)	The percentage of outstanding shares calculation is based upon 35,603,335 shares outstanding as of March 15, 2005, except as otherwise noted.

(4)	Does not include 250,000 shares issuable at an exercise price of $0.45 on exercise of an option which are subject to stockholder approval of amendments to the 2001 Stock Incentive Plan.

(5)	Does not include 250,000 shares issuable at an exercise price of $0.45 on exercise of an option which are subject to stockholder approval of amendments to the 2001 Stock Incentive Plan.

(6)	Excludes 60,000 shares held by Mr. Bayley’s wife and 50,000 shares held by a trust for the benefit of Mr. Bayley’s minor children, as to all of which Mr. Bayley disclaims a beneficial interest. Also excludes 181,632 issued and outstanding shares and 1,162,791 shares issuable on conversion of Debentures held by Quest, as to which shares and Debentures Mr. Bayley disclaims a beneficial interest.

(7)	Includes 65,528 shares held by Mr. Campbell and 150,000 shares issuable on exercise of options at an exercise price of $0.47 per share.

(8)	Includes 20,000 shares held jointly by Mr. Poscente and his wife and 200,000 shares issuable on exercise of options at an exercise price of $0.68 per share.

(9)	Does not include 50,000 shares issuable at an exercise price of $0.33 on exercise of an automatic director grant option which are subject to stockholder approval of amendments to the 2001 Stock Incentive Plan.

(10)	TransAtlantic Petroleum Corp. is a corporation whose shares are publicly traded on the Toronto Stock Exchange under the symbol TNP.U. Its Directors are Michael Winn, Brian Bayley and Alan C. Moon. Such persons will direct the voting and divestiture of our shares by TransAtlantic. However, such persons do not have a pecuniary interest in our shares other than as shareholders of TransAtlantic.

(11)	Includes 176,129 shares held by TransAtlantic and 6,976,745 shares issuable on conversion of $3.0 million principal amount of our Debentures. Mr. Bayley, one of our Directors, is also a Director of TransAtlantic and also disclaims a beneficial interest in the Debentures and shares.

(12)	Excludes shares held by and issuable on conversion of Debentures held by TransAtlantic. Also excludes 550,000 shares issuable on exercise of options that are subject to stockholder approval of amendments to the 2001 Stock Incentive Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

          We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 2001 Stock Incentive Plan. See Note 7 to the Notes to Financial Statements for further information on the material terms of these plans.

          The following table provides information as of December 31, 2004 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))(1)

Equity compensation plans approved by security holders	700,000	$0.58	4,300,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	700,000	$0.58	4,300,000

(1)	On April 22, 2004, the Board of Directors granted options to purchase shares of common stock under the Company’s 2001 Stock Incentive Plan exercisable at a price of $0.45 per share and on October 15, 2004 options pursuant to the new director automatic grant provisions of the Plan exercisable at a price of $0.33, both subject, however, to the adoption by stockholders of certain amendments to the Plan. Pending stockholder approval, stock options conditionally granted by the Board of Directors are not considered outstanding.

Item 12 — Certain Relationships and Related Transactions:

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

     In March 2003, we entered into a funding arrangement with TransAtlantic Petroleum (USA) Corp. whereby TransAtlantic agreed to advance to us up to $2.0 million, of which up to $1.8 million was used to fund our share of the drilling and completion costs for the four initial wells we drilled in St. Charles Parish. In exchange, TransAtlantic received a $2.0 million production payment payable out of 75% of the net revenues from the wells drilled with the funds advanced. In addition, also in exchange for the availability of the funds for drilling and completion and an additional $200,000 of funding, TransAtlantic received a 10% interest in our Bayou Couba Lease and our lease with the State of Louisiana. Under the agreements, TransAtlantic has the right to acquire a 10% participation in any additional leasehold interests we acquire in our approximately 23.138 square mile Bayou Couba salt dome development area. Our obligations to TransAtlantic were collateralized by a lien against our interest in the four initial wells and their hydrocarbon production. The outstanding balance on the production payment was paid in 2003. Because the transaction involved the sale of a production payment to TransAtlantic, there was no stated interest rate on the advances. Mr. Brian Bayley, a Director of our company, is also a Director of TransAtlantic. We imputed interest in the amount of $461,544 on the $2,000,000 in our financial statements.

     In October 2003, we completed the private sale of $12.0 million principal amount of 8% Convertible Secured Debentures (the “Debentures”) due September 30, 2005. The Debentures bear interest payable quarterly commencing December 31, 2003 at 8% per annum. The outstanding principal of the Debentures is convertible into shares of our Common Stock at any time prior to maturity at a conversion price, as adjusted, of $0.43 per share, subject to anti-dilution adjustment, and the Debentures are redeemable by us at any time after October 1, 2004 if the average weighted price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166-2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. A finder’s fee in the amount of $360,000 was paid in connection with the financing. We used approximately $5.9 million of the proceeds of the financing for the repayment of secured debt. The secured indebtedness repaid included $2.5 million to Quest Capital Corp., which bore interest at 12% per annum, was due October 31, 2003, and was collateralized by a first lien on substantially all our assets. In addition, we paid out of the proceeds the remaining balance of $1.7 million on a production payment owing to TransAtlantic Petroleum (USA) Corp. TransAtlantic retained its 10% participation right in our AMI with ExxonMobil Corp. which was granted as partial consideration for the $2.0 million financing entered into in March 2003 described above. The conversion price of the Debentures was adjusted to $0.43 per share as a result of the Rights Offering completed in the third quarter of 2004.

     In connection with and as conditions to the Debenture financing, Mr. Jules Poscente, Chairman, President, Chief Executive Officer and a Director of Eurogas Corporation, of Calgary, Alberta, was elected to our Board of Directors. Pursuant to the Debenture Indenture, Mr. Gerry Curtis was elected to our Board of Directors on October 15, 2004 to replace an earlier elected Director no longer serving. Under the terms of the Indenture under which the Debentures were issued, if Mr. Poscente or Mr. Curtis, or any replacement Director for either of them, ceases at any time to be two of our directors on our board and any of the following occurs:

•	such Director has so ceased to be a Director as a result of a resolution passed or an election of Directors approved by our shareholders; or

•	we fail to give notice to the Trustee and the holders of the Debentures that one or more of such Directors has ceased to be a Director of our corporation within five days after the date such person ceased to be such a director; or

•	we fail to appoint or elect an individual, who has been approved as a replacement Director by resolution of the Debentureholders and who has consented to act as such, to fill a vacancy in such two Directors’ positions within five days of such resolution being passed by the Debentureholders and we receive notice thereof;

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

Item 13 – Exhibits:

Exhibit	Description
2.0	Second Amended Joint Plan of Reorganization Proposed by Couba Operating Company, American Natural Energy Corporation and Gothic Resources Inc. filed in the United States Bankruptcy Court, Western District of Oklahoma. Case No. 00-11837-W (Chapter 11)(4)

2.1	Order Confirming Plan, filed November 16, 2001 with U.S. Bankruptcy Court, Western District of Oklahoma(1)

3.1	Certificate of Incorporation of American Natural Energy Corporation(1)

3.2	Certificate of Amendment filed March 23, 2001(1)

3.3	Certificate of Amendment filed December 20, 2001(1)

3.4	By-laws, as amended through September 13, 2004(5)

10.1	2001 Stock Incentive Plan(1)

10.2	Leasehold Acquisition and Development Agreement with The Wiser Oil Company(1)

10.3	Assignment of Oil, Gas and Mineral Lease dated as of February 18, 2002 relating to State Lease Number 17353.(1)

10.4	Purchase and Exploration Agreement dated March 10, 2003 between the Registrant and TransAtlantic Petroleum (USA) Corp.(4)

10.5.1	Form of Subscription Agreement to purchase the Registrant’s 8% Convertible Secured Debenture due September 30, 2005.(2)

10.5.2	Trust Indenture dated as of October 8, 2003 between the Registrant and Computershare Trust Company of Canada(2)

10.6.1	Development Agreement dated November 22, 2002 between the Registrant and ExxonMobil Corporation(3)

10.6.2	Amendment dated December 19, 2003 to Development Agreement dated November 22, 2002 between the Registrant and ExxonMobil Corporation(3)

14.1	Code of Ethics(4)

21.0	Subsidiaries of the Registrant as of December 31, 2004:

Exhibit	Description
	Name	State or Jurisdiction of Incorporation

	Gothic Resources, Inc.	Canada Business Corporations Act
	Couba Operating Company	Oklahoma

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(5)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(5)

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(5)

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(5)

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form 10-SB filed on August 12, 2002 and amended on July 29, 2003. (File No. 0-18956).

(2)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. (File No. 0-18956).

(3)	Filed with Amendment No. 1 to Registration Statement on Form SB-2 filed February 6, 2004 (File No. 333-111244).

(4)	Filed with the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(5)	Filed with this Annual Report on Form 10-KSB for the year ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

     The following sets forth fees we incurred for services provided by PricewaterhouseCoopers LLP, for the years ended December 31, 2004 and 2003, our independent public accountant at those year ends:

		Audit Related
	Audit Fees	Fees	Tax Fees	All Other Fees
2004	$275,100	—	$20,500	—
2003	$287,700	—	—	—

     Our Board of Directors believes that the provision of the services during the years ended December 31, 2004 and December 31, 2003 is compatible with maintaining the independence of PricewaterhouseCoopers LLP. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by PricewaterhouseCoopers LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements, the review of our quarterly financial reports, the issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission. Tax fees include services rendered related to advice on the proposed liquidation of our subsidiary, Gothic.

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

Signature	Title	Date
/s/ Michael K. Paulk	President (Principal	March 31, 2005
Michael K. Paulk	Executive Officer) and Director

/s/ Steven P. Ensz	Director and Principal Financial	March 31, 2005
Steven P. Ensz	and Accounting Officer

/s/ Brian Bayley	Director	March 31, 2005
Brian Bayley

/s/ Jules Poscente	Director	March 31, 2005
Jules Poscente

/s/ Gerry Curtis	Director	March 31, 2005
Gerry Curtis

American Natural Energy Corporation

Consolidated Financial Statements
December 31, 2004 and 2003

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Natural Energy Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of American Natural Energy Corporation and its subsidiary (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred substantial losses during 2004 and 2003 and has a working capital deficiency and an accumulated deficit at December 31, 2004. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the consolidated financial statements, effective in the third quarter of 2004, the Company changed its method of capitalizing interest on qualifying expenditures related to unproved properties. Additionally, as discussed in Note 5 to the consolidated financial statements, effective January 1, 2003, the Company changed the manner in which it accounts for asset retirement obligations.

PricewaterhouseCoopers LLP

Tulsa, Oklahoma
March 31, 2005

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Balance Sheets
As of December 31, 2004 and December 31, 2003

	December 31, 2004	December 31, 2003
	$	$
ASSETS
Current assets:
Cash and cash equivalents	303,817	1,650,110
Accounts receivable — joint interest billing	468,737	1,308,981
Accounts receivable — oil and gas sales	910,496	384,003
Accounts receivable — other	7,893	50,194
Prepaid expenses	95,739	88,762
Oil inventory	21,968	14,947

Total current assets	1,808,650	3,496,997

Proved oil and natural gas properties using full cost method, net of accumulated depletion, depreciation, amortization and impairment of $18,456,138 and $8,356,023	1,878,100	3,702,897
Unproved oil and natural gas properties	3,445,522	3,773,136

Equipment and other fixed assets, net of accumulated depreciation of $361,954 and $205,237	712,395	757,759

Deferred expenses (Note 1)	321,454	589,983

Total assets	8,166,121	12,320,772

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	4,031,055	2,587,815
Revenues payable	4,302,834	836,679
Accrued payroll	—	170,000
Accrued interest	6,000	4,734
Insurance notes payable	12,910	13,367
Current portion of convertible secured debentures, net of discount of $3,868,386 (Note 6)	7,806,614	—

Total current liabilities	16,159,413	3,612,595

Convertible secured debentures, net of discount of $6,267,705 (Note 6)	—	5,732,295
Asset retirement obligation (Note 5)	1,603,064	1,438,773

Total liabilities	17,762,477	10,783,663

Commitments and contingencies (Notes 8 and 12)

Stockholders’ equity (deficit):

Common stock Authorized - 100,000,000 shares with par value of $0.01 Issued - 35,138,219 (2003 - 26,154,546) shares	351,382	261,545
Additional paid-in capital	17,435,536	14,492,998
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(29,299,486)	(14,412,031)
Accumulated other comprehensive income	1,916,212	1,194,597

Total stockholders’ (deficit) equity	(9,596,356)	1,537,109

Total liabilities and stockholders’ (deficit) equity	8,166,121	12,320,772

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2004 and December 31, 2003

	December 31, 2004	December 31, 2003
	$	$
Revenues:
Oil and gas sales	3,137,202	1,698,992
Operations income	116,643	43,902
Interest income and other income	1,928	4,268

	3,255,773	1,747,162

Expenses:
Lease operating expense	429,315	495,409
Production taxes	232,135	66,807
General and administrative	2,078,417	1,938,243
Foreign exchange loss	721,889	1,715,570
Interest and bank charges	3,630,954	440,467
Loss (Gain) on sale of oil and gas properties	44,411	(43,937)
Impairment of oil and gas properties	7,676,670	653,886
Gain on sale of marketable securities	—	(172,788)
Loss on redemption of debt, net	—	221,730
Write-down of inventory to market	14,258	5,202
Depreciation, depletion, and amortization — oil and gas properties	2,558,719	919,628
Depreciation and amortization — other assets	430,079	182,999

Total expenses	17,816,847	6,423,216

Loss before cumulative effect of accounting change	(14,561,074)	(4,676,054)

Cumulative effect of accounting change (Note 13)	(326,381)	(1,005,460)

Net loss	(14,887,455)	(5,681,514)

Other comprehensive (loss) income — net of tax:
Unrealized gain on marketable securities arising during the year	—	13,870
Foreign exchange translation	721,615	1,712,174
Reclassification adjustment for gains on marketable securities included in net income	—	(172,788)

Other comprehensive income	721,615	1,553,256

Comprehensive loss	(14,165,840)	(4,128,258)

Basic and diluted loss per share before cumulative effect of accounting change	(0.48)	(0.18)

Cumulative effect of accounting change	(0.01)	(0.04)

Net loss per share	(0.49)	(0.22)

Weighted average number of shares outstanding — basic and diluted	30,330,592	25,880,043

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2004 and December 31, 2003

					Accumu-
					lated
					Other	Total
					compre-	stock-
			Additional	Accumu-	hensive	holders’
	Common stock		paid-in	lated	income	equity
	Shares	Amount	capital	Deficit	(loss)	(deficit)
		$	$	$	$	$
Balance — December 31, 2002	25,199,846	251,998	7,427,503	(8,730,517)	(358,659)	(1,409,675)
Stock issued as additional interest	854,700	8,547	291,453	—	—	300,000
Stock issued in settlement of contract	100,000	1,000	68,000	—	—	69,000
Compensation expense for stock options	—	—	39,375	—	—	39,375
Beneficial conversion feature of debentures	—	—	6,666,667	—	—	6,666,667
Decrease in unrealized gain on marketable securities	—	—	—	—	13,870	13,870
Reclassification adjustment for gains included in net income	—	—	—	—	(172,788)	(172,788)
Foreign exchange translation gain	—	—	—	—	1,712,174	1,712,174
Net loss (total comprehensive loss of $4,128,258)	—	—	—	(5,681,514)	—	(5,681,514)

Balance — December 31, 2003	26,154,546	261,545	14,492,998	(14,412,031)	1,194,597	1,537,109

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (cont.)
For the years ended December 31, 2004 and December 31, 2003

					Accumu-
					lated
					Other	Total
					compre-	stock-
			Additional	Accumu-	hensive	holders’
	Common stock		paid-in	lated	income	equity
	Shares	Amount	capital	Deficit	(loss)	(deficit)
		$	$	$	$	$
Balance — December 31, 2003	26,154,546	261,545	14,492,998	(14,412,031)	1,194,597	1,537,109

Stock issued on conversion of debentures	741,343	7,414	317,586	—	—	325,000
Stock issued on exercise of options	1,300,000	13,000	403,000	—	—	416,000
Stock issued pursuant to rights offering	6,942,330	69,423	1,596,516	—	—	1,665,939
Beneficial conversion feature of debentures	—	—	858,088	—	—	858,088
Costs of rights offering	—	—	(232,652)	—	—	(232,652)
Foreign exchange translation gain	—	—	—	—	721,615	721,615
Net loss (total comprehensive loss of $14,165,840)	—	—	—	(14,887,455)	—	(14,887,455)

Balance — December 31, 2004	35,138,219	351,382	17,435,536	(29,299,486)	1,916,212	(9,596,356)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2004 and December 31, 2003

	December 31, 2004	December 31, 2003
	$	$
Cash flows from operating activities:
Net loss for the period	(14,887,455)	(5,681,514)
Non cash items:
Depreciation, depletion and amortization	2,988,798	1,102,627
Foreign exchange loss	721,889	1,715,570
Amortization of beneficial conversion feature	3,257,407	—
Non-cash compensation expense	—	39,375
Gain on sale of marketable securities	—	(172,788)
Cumulative effect of accounting change	326,381	1,005,460
Loss (gain) on sale of oil and gas properties	44,411	(43,937)
Loss on redemption of debt	—	221,730
Impairment of oil and gas properties	7,676,670	653,886
Write-down of inventory to market	14,258	5,202
Stock issued in settlement of contract	—	69,000
Changes in non-cash working capital items:
Accounts receivables	356,052	(1,386,051)
Inventories	3,369	330
Prepaid expenses	143,933	99,442
Accounts payable, revenue payables and accrued liabilities	3,212,066	2,010,174

Net cash provided by (used in) operating activities	3,857,779	(361,494)

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	208,051
Proceeds from sale of oil and gas properties	—	461,544
Purchase and development of oil and gas properties	(6,785,531)	(4,634,539)
Purchase of fixed assets	(111,353)	(143,620)

Net cash used in investing activities	(6,896,884)	(4,108,564)

Cash flows from financing activities:
Issuance of notes payable	—	2,500,000
Issuance of convertible debentures (net of costs of $643,617)	—	11,356,383
Issuance of capital stock (net of costs of $232,652)	1,433,287	—
Exercise of stock options	416,000	—
Production payment loan	—	1,538,456
Repayment of production payment loan	—	(2,000,000)
Payments of notes payable	(156,201)	(7,356,336)

Cash provided by financing activities	1,693,086	6,038,503

Effect of exchange rate changes on cash	(274)	(4,630)

(Decrease) increase in cash and cash equivalents	(1,346,293)	1,563,815

Cash beginning of period	1,650,110	86,295

Cash end of period	303,817	1,650,110

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2004 and December 31, 2003

	December 31, 2004	December 31, 2003
	$	$
Supplemental disclosures:

Interest paid (net of amount capitalized)	362,492	403,301

Non cash financing and investing activities:
Interest expense capitalized to oil and gas properties	—	643,559
Principal amount of 8% debentures converted to common stock	325,000	—
Common shares issued in conjunction with issuance of notes payable	—	300,000
Accounts payable refinanced as notes payable	—	243,823
Prepaid expenses financed	155,744	160,746
Accrued interest refinanced upon modification of debt	—	331,728

The accompanying notes are an integral part of these consolidated financial statements.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

1	Basis of presentation and summary of significant accounting policies

Description of company

American Natural Energy Corporation (“ANEC”) is an oil and natural gas exploration and production company engaged in the acquisition, exploration and development of oil and natural gas properties for the production of crude oil and natural gas. Our properties are located in Louisiana.

ANEC, an Oklahoma corporation, was formed by amalgamation on July 9, 1991 under the Company Act (British Columbia) and was continued under the Canada Business Corporations Act on August 1, 1991. On January 22, 2002, Gothic Resources Inc. (“Gothic”) completed a plan of arrangement under Section 192 of the Canada Business Corporations Act with ANEC which was at the time a wholly-owned subsidiary of Gothic, whereby all of the shareholders of Gothic exchanged their common shares in the capital of Gothic for common shares in the capital of ANEC where by Gothic became a wholly owned subsidiary of ANEC and the former shareholders of Gothic became shareholders of ANEC (See Note 11) The plan of arrangement became effective February 8, 2002.

Consolidation

The financial statements include the accounts of ANEC and its wholly owned subsidiary, (the “Company”). All intercompany accounts and transactions are eliminated in consolidation.

The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which differ in certain respects from accounting principles generally accepted in Canada.

Cash and cash equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at time of acquisition. Cash and cash equivalents are deposited with one institution and exceed the federally ensured limits at December 31, 2004.

Marketable securities

Investments were accounted for under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Under SFAS 115, the Company classified its investment securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those debt securities which the Company has the ability and intent to hold until maturity. All other

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

securities not included in trading or held-to-maturity are classified as available-for-sale. The Company had no marketable securities at December 31, 2004 and 2003.

Securities that were classified as available-for-sale are stated at fair value as determined by quoted market prices. Unrealized holding gains and losses were excluded from current earnings and were included in comprehensive income, net of taxes, in a separate component of stockholders’ equity until realized.

In computing realized gains and losses on the sale of marketable securities, the cost of the marketable securities sold was determined using the average cost of the securities at the time of sale.

The Company sold 137,000 shares of First Calgary Petroleum Ltd. in 2003, realizing a gain of $172,788.

Inventory

Oil in storage barges attributable to our interest amounted to 519 and 468 barrels at December 31, 2004 and 2003, respectively. This oil was included in inventory at year end at the cost to produce such oil including lease operating expenses and depletion, depreciation and amortization applicable to those barrels accounted for on a first-in, first-out basis. Inventory at December 31, 2004 and 2003 was valued at the lower of cost or market at $21,968 and $14,947, respectively.

Oil and natural gas properties

The Company follows the full cost method of accounting for oil and natural gas properties. The Company defers the costs of exploring for and developing oil and natural gas reserves until such time as proved reserves are attributed to the properties. At that time, the deferred costs are amortized on a unit-of-production basis. Such costs include land acquisition costs, geological and geophysical costs, cost of drilling wells, asset retirement costs, interest costs on major development projects and overhead charges directly related to acquisition, exploration and development activities. The average composite rate used for depletion, depreciation and amortization was $29.48 and $14.94 per equivalent bbl in 2004 and 2003, respectively.

The capitalized costs are assessed quarterly to determine whether it is likely such costs will be recovered in the future. To the extent there are costs which are unlikely to be recovered in the future, they are written off. As a result of the full cost ceiling test, $7,676,670 and $653,886 were written off as impairment of oil and gas properties in 2004 and 2003, respectively.

All of the Company’s exploration and development activities are conducted jointly with others and, accordingly, these financial statements reflect only the Company’s proportionate interest in such activities.

Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized. In October 2002, the Company sold all of its interest in its Oklahoma coalbed gas project and as a result has no further operations in Oklahoma. The Company recorded a loss from this transaction in the amount of $726,348 in 2002 and a gain resulting from interim post-closing adjustments in 2003 of $43,937. An additional loss of $44,411 due to final post-closing adjustments was recorded in 2004.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

The Company is in the process of exploring its unproved oil and natural gas properties and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for oil and natural gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying oil and gas leases, the ability of the Company to obtain necessary financing to complete their exploration and development and future profitable production or sufficient proceeds from the disposition thereof.

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

Deferred expenses

Deferred expenses, representing debenture issuance costs, are stated at cost less accumulated amortization. Amortization expense is determined using the effective interest rate method over the remaining life of the outstanding debentures (due date September 30, 2005).

Foreign exchange and currency translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings. The results of operations are translated from local currencies into U.S. dollars using average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of each period. Adjustments resulting from the translation process are reported in a separate component of other comprehensive income and are not included in the determination of the results of operations.

Revenue recognition

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company’s share of pro-rata production from certain wells. When sales volumes exceed the Company’s entitled share and the overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. The Company’s policy is to expense the pro-rata share of lease operating costs from all wells as incurred.

The Company’s oil production is sold under market sensitive or spot price contracts. Oil sales to Teppco Crude Oil, L.P. (“Teppco”) of $2,476,267 and $1,666,865 in 2004 and 2003, respectively, accounted for 79% and 98% of total oil and gas sales. The Company’s gas sales to Transcontinental Gas Pipe Line Corporation of $660,935 and $32,127 in 2004 and 2003 accounted for 21% and 2% of total oil and gas sales, respectively. The Company’s accounts receivable are primarily due from exploration and production companies which own an interest in the properties the Company operates and from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company’s exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions. As of December 31, 2004 and 2003, $217,738 and $954,266 was due from ExxonMobil, $110,517 and $163,343 from TransAtlantic, $636,036 and $269,781 from Teppco, and $274,460 and $114,221 from Fairway Gas (the Company’s marketing agent with Transcontinental Gas Pipe Line Corporation), respectively.

The Company has no obligations to provide fixed or determinable quantities of oil or natural gas in the future under existing contracts or agreements.

Operations income represents charges billed to non-operator working interest owners who own a working interest in the wells in which the Company serves as operator. The income is recognized in the month in which oil and gas is produced.

Interest income is recognized as earned.

Asset retirement obligations

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of our oil and gas properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the well is sold, at which time the liability is reversed.

Convertible debentures

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Convertible debentures (“Debentures”) are accounted for at the issue price ($11.7 million on October 21, 2003 and $300,000 on October 31, 2003) less applicable discount. The discount amount attributable to the Debentures resulted from a beneficial conversion feature existing on the date of issuance of the Debentures. The beneficial conversion feature is being amortized to interest expense using the effective interest method over the remaining life of the Debentures. In the event of conversion, or other early retirement of the Debentures, the remaining unamortized discount attributable to those proportionate holdings will be expensed at the time of conversion. During 2004, $325,000 of debentures converted to common stock with $11,675,000 outstanding at December 31, 2004.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the differences between the tax bases of assets and liabilities and those reported in the financial statements. The deferred tax assets or liabilities are calculated using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized. Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised and Debentures converted unless they are anti-dilutive. As of December 31, 2004 and 2003, there were 700,000 and 2,000,000 shares available for issuance pursuant to the exercise of previously granted stock options, respectively. As of December 31, 2004 and 2003, there were 27,151,163 and 26,666,667 shares available for issuance upon the conversion of the Debentures, respectively. Due to losses in 2004 and 2003, the options and shares issuable upon conversion of the Debentures were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Comprehensive income (loss)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as a component of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income (loss) under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company had other comprehensive income of $721,615 and $1,553,256 for the years ended December 31, 2004 and 2003, respectively, as a result of foreign exchange translation gains of $721,615 and $1,712,174. The Company additionally incurred $13,870 of unrealized gains on marketable securities and had a $172,788 reclassification adjustment for gains on marketable securities included in net income for the year ended December 31, 2003. There were no reclassification adjustments for the year ended December 31, 2004.

As of December 31, 2004 and 2003, accumulated other comprehensive income (loss) was comprised solely of foreign currency translation gains.

Stock-based compensation

At December 31, 2004, the Company has a stock-based compensation plan, which is described more fully in Note 7. The Company accounts for this plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under APB 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option-vesting period. Compensation expense has been recognized for any grants to individuals who do not meet the definition of employee.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

	For years ended December 31,
	2004	2003
	$	$
Net loss, as reported	(14,887,455)	(5,681,514)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(215,344)	(42,441)

Pro forma net loss	(15,102,799)	(5,723,955)

Loss per share
Basic and diluted-as reported	(0.49)	(0.22)

Basic and diluted-pro forma	(0.50)	(0.22)

The fair value of the options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following:

2003
Weighted average life, in years	5.00
Risk-Free interest rate	4.54%
Expected volatility	107.31%
Expected Dividend Rate	None

The fair value of the options granted in 2003 was $243,000. On April 22, 2004, the Board of Directors granted to employees and employee Directors of the Company options to purchase an aggregate of 1.0 million shares of common stock under the Company’s 2001 Stock Incentive Plan exercisable at a price of $0.45 per share and on October 15, 2004 50,000 options pursuant to the new director automatic grant provisions of the Plan exercisable at a price of $0.33, both subject, however, to the adoption by shareholders of certain amendments to the Plan. Pending shareholder approval, stock options provisionally granted by the Board of Directors are not considered outstanding. Therefore, pro-forma amounts of compensation expense presented above for 2004 exclude the effect of this grant.

New pronouncements

Statement of Financial Accounting Standards No. 141, Business Combinations and Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets were issued by the

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Financial Accounting Standards Board in June 2001 and became effective for the Company on July 1, 2001 and January 1, 2002, respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS 142 sets forth guidelines for accounting for goodwill and other intangible assets. Under SFAS 142, goodwill and certain other intangible assets are not amortized, but rather are reviewed annually for impairment. Consistent with oil and gas accounting and industry practice, the Company classifies the cost of oil and gas mineral rights as property and equipment and not as intangible assets.

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

In September 2004, the SEC issued Staff Accounting Bulletin No. 106 providing guidance regarding the interaction of SFAS No. 143, Accounting for Asset Retirement Obligations, with the full cost accounting rules in Article 4-10 of Regulation S-X. The Bulletin provides guidance for calculation for the full cost ceiling calculation and for the calculation of depreciation, depletion and amortization. The Bulletin is effective for the Company’s reporting quarter commencing October 1, 2004. Implementation of these guidelines has not had any significant effects on financial position, results of operations or changes in cash flow of the Company.

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

In December 2004, the FASB issued Statement on Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” revising FASB Statement No. 123, “Accounting for Stock-Based Compensation” and superseding APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. FAS 123 (Revised 2004) is effective for interim and annual periods that begin after June 15, 2005 and will be adopted by the Company in third quarter of 2005. See Note 1 of these financial statements for a disclosure of the effect on net income and earnings per share for the years 2003 and 2004 if the Company had applied the fair value recognition provision of FAS 123 to stock-based employee compensation.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

2	Liquidity and Capital Resources

The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses in 2004 and 2003, totaling approximately $14.9 and $5.7 million, and has a working capital deficiency and an accumulated deficit at December 31, 2004, which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The ability of the Company to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to pay its current liabilities and to continue to explore for and develop its oil and gas reserves.

In the ordinary course of business, the Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with the proceeds of debt and the private offering of its securities. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and an inability to sell more of its common stock or refinance its debt with current lenders or new lenders, which would likely have a further material adverse effect on the Company.

Management’s strategy is to obtain additional financing and failure to do so can be expected to adversely affect the Company’s ability to further the development of the ExxonMobil AMI and its underlying oil and gas properties, grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability. There can be no assurance the Company will obtain this additional funding. Such funding may be obtained through the sale of drilling participations, joint ventures, equity securities or by incurring additional indebtedness. Without such funding, revenues will continue to be limited and it can be expected that operations will not be profitable. In addition, any additional equity funding that is obtained may result in material dilution to the current holders of common stock.

3	Joint Development Agreement

On November 25, 2002 the Company entered into a Joint Development Agreement with ExxonMobil whereby the Company gave ExxonMobil the right to participate in exploration and development on all lands it has under lease in the Bayou Couba area, up to 50% of the total interest and the use of its 3D seismic covering those leases in exchange for the rights to exploration and development on certain lands and leases owned by ExxonMobil, up to 50% of the total interest. Each party will pay their respective share of exploration and development costs. The original agreement terminated in 4 years and covered approximately 8,427 acres. On December 19, 2003, the Company entered into a letter agreement with ExxonMobil covering a proposed expansion of the lands covered by the agreement and to extend the termination date of

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

the agreement (the “Expansion Agreement”). The Expansion Agreement adds a total of 2,560 acres to the lands covered by the agreement and extends the term by one year to November 2007.

4	Property, plant and equipment

The carrying value of equipment and other fixed assets as of December 31, 2004 and 2003 included the following components:

	2004	2003
	$	$
Computer and office furniture and equipment	150,783	102,792
Leasehold improvements	5,520	5,520
Barges and field equipment	734,361	747,281
Gas gathering and production facility expansion	183,685	107,403

	1,074,349	962,996

Less: Accumulated depreciation	(361,954)	(205,237)

	712,395	757,759

5	Asset retirement obligations

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets.

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

The Company identified and estimated all of its asset retirement obligations for tangible, long-lived assets as of January 1, 2003. These obligations were for plugging and abandonment costs for depleted oil and gas wells. Prior to the adoption of SFAS 143, the Company included an estimate of its asset retirement obligations related to its oil and gas properties in its calculation of oil and gas depreciation, depletion and amortization expense. Upon adoption of SFAS 143, the Company recorded the discounted fair value of its expected future obligations of $1.4 million and recorded an increase in unproved properties of $0.4 million. The cumulative effect of the change in accounting principles was a $1.0 million loss which was recorded in the condensed consolidated statement of operations for the quarter ended March 31, 2003. The effect of SFAS 143 for the years ended December 31, 2004 and 2003 was an increase in the net loss before cumulative effect of accounting change of approximately $160,000 and $145,000, respectively.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

The components of the change in the Company’s asset retirement obligations for the years ended December 31, 2004 and 2003 are shown below.

	For the years ended December 31,
	2004	2003
	$	$
Asset retirement obligations, January 1	1,438,774	1,435,460
Additions and revisions	4,368	18,609
Settlements and disposals	—	(160,714)
Accretion expense	159,922	145,419

Asset retirement obligations, December 31	1,603,064	1,438,774

6	Notes payable and long-term debt

Notes payable and long-term debt as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
	$	$
8% Convertible secured debentures	11,675,000	12,000,000
Discount for beneficial conversion feature, net of amortization of $3,656,369 and $398,962	(3,868,386)	(6,267,705)

Total notes payable and long-term debt	7,806,614	5,732,295

Less: Current portion	(7,806,614)	—

Total notes payable and long-term debt, net of current portion	—	5,732,295

8% Convertible secured debentures

On October 21, 2003 and October 31, 2003 the Company completed financing transactions of $11.695 million and $305,000, respectively, by issuing Convertible Secured Debentures (the “Debentures”). The Debentures are repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. At the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into common shares of the Company at any time prior to maturity at a conversion price of $0.45 per share, subject to antidilution adjustment, and the Debentures are redeemable by the Company at any time after

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

October 1, 2004 if the weighted average price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166 2/3% of the conversion price. A finder’s fee in the amount of $360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing. The Company used approximately $5.9 million of the proceeds of the financing for the repayment of the secured debt held by Quest Capital Corporation, Bank One and TransAtlantic Petroleum (USA) Corp. and approximately $2.1 million of the proceeds for the payment of accounts payable. The Company used the balance primarily for exploration and development of its Bayou Couba oil and gas leases within its ExxonMobil Joint Development Project in St. Charles Parish, Louisiana. The Debentures are collateralized by substantially all of ANEC’s assets. The Debentures have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions.

On the dates the transaction was completed, the closing price for shares of the Company’s common stock on the TSX Venture Exchange was $0.70 per share. Because the market price of the Company’s stock on the dates the transaction was completed exceeded the conversion price, the Debentures included a beneficial conversion feature of approximately $6.7 million. The estimated value of the beneficial conversion feature was recorded as a discount to the carrying value of the bonds and as an increase in additional paid-in capital. The discount is being amortized to interest expense over the life of the Debentures using the effective interest method. In the event any Debentures are converted prior to September 30, 2005, any unamortized discount attributed to those proportionate holdings will be expensed at the time of conversion.

During the third quarter of 2004, the Company completed a Rights Offering. Due to the antidilution adjustment provisions contained in the Debenture Agreement, such transaction changed the conversion price of the debentures from $0.45 to $0.43 per share and as a result changed the related Beneficial Conversion Feature by $858,000. The change in the Beneficial Conversion Feature caused the effective rate of the debentures to increase from 55% to 62%. During 2004 $325,000 of the Debentures converted to common stock. At December 31, 2004, Debentures totaling $11,675,000 are outstanding. Amortization of the discount amounted to approximately $3,257,000 and $399,000 for 2004 and 2003, respectively.

Concurrent with the financing, two additional directors were elected to the board of directors of the Company. One of the newly elected directors was the chairman of TransAtlantic at the time of the transaction.

7	Capital stock

Options

The Company adopted the 2001 Stock Incentive Plan during the year ended December 31, 2001 that replaced the 2000 Stock Option Plan. Under the terms of the 2000 Plan, which had been adopted by Gothic prior to the reorganization (see Note 11), the board had the right from time to time to authorize the issuance of options to directors, officers and service providers of Gothic and its subsidiaries. The option price under each option shall not be less than the discounted market price, as allowed by the TSX Venture Exchange, on the grant date. The expiration date for each option shall be set by the board at the time of issue of the option and should not be more than 5 years after the grant date. The maximum number of shares which may be issuable pursuant to options granted under the plan shall be 5,000,000 shares or such additional amount

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

as may be approved from time to time by the shareholders of Gothic. The number of shares issuable to any one optionee under the plan shall not exceed 5% of the total number of issued and outstanding shares on a non-diluted basis. The number of shares which may be issuable under the plan within a one year period, in aggregate shall not exceed 20% of the then outstanding options issued under such plan and to any optionee who is an insider shall not exceed 5% of the then outstanding options issued under such plan. Upon approval by Gothic’s shareholders of the corporate reorganization (see Note 11) and the adoption of the 2001 Stock Incentive Plan, the options outstanding under the 2000 Plan were replaced with options having the same exercise price and expiration date under the 2001 Stock Incentive Plan. No further options will be granted under the 2000 Plan.

Stock option activity for the years ended December 31, 2004 and 2003 is as follows:

		Weighted
	Number of	Average
	Options	Exercise price
		$
Outstanding - December 31, 2002	1,950,000	0.33

Granted	450,000	0.68
Expired	(400,000)	0.32

Outstanding – December 31, 2003	2,000,000	0.41

Exercised	(1,300,000)	0.32

Outstanding – December 31, 2004	700,000	0.58

Exercise prices of options outstanding at December 31, 2004 ranged from $0.32 to $0.68. At December 31, 2004, 575,000 (2003 – 1,550,000) options have vested and are exercisable at a weighted average price of $0.56. The weighted average remaining contractual life of options granted at December 31, 2004 is 34 months (2003 – 40 months). On April 22, 2004, the Board of Directors granted to employees and employee Directors of the Company options to purchase an aggregate of 1.0 million shares of common stock under the Company’s 2001 Stock Incentive Plan exercisable at a price of $0.45 per share and on October 15, 2004 50,000 options pursuant to the new director automatic grant provisions of the Plan exercisable at a price of $0.33, both, subject, however, to the adoption by shareholders of certain amendments to the Plan. Pending shareholder approval, stock options provisionally granted by the Board of Directors are not considered outstanding.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Under the Discretionary Option Grant Program, the Plan Administrator will fix the exercise price per share at the time of the grant. No option will have a term in excess of ten years measured from the option grant date. As of December 31, 2004 and 2003, there were options to purchase 600,000 and 1,900,000 shares outstanding under the Discretionary Option Grant Program, respectively.

Under the Salary Investment Option Grant Program, the exercise price per share will be thirty-three and one-third percent of the fair market value per share of the common stock on the option grant date. The options will become exercisable in a series of twelve successive equal monthly installments upon the completion of each calendar month of service in the calendar year for which the salary reduction is in effect. Each option will have a maximum term of ten years measured from the option grant date. As of December 31, 2004 and 2003, there were no options granted under the Salary Investment Option Grant Program.

The plan administrator will fix the purchase price per share of common stock under the Stock Issuance Program. The plan administrator may issue shares that are fully and immediately vested upon issuance or which are to vest in one or more installments over the participant’s period of service or upon attainment of specified performance objectives. As of December 31, 2004 and 2003, there were no shares outstanding under the Stock Issuance Program.

Under the Automatic Option Grant Program, each individual who is first elected or appointed as a non-employee Board member at any time after February 1, 2002 shall automatically be granted, on the date of initial election or appointment, a Non-Statutory Option to purchase 50,000 shares of common stock, provided that the individual has not previously been employed by the Company or any parent or subsidiary. On the date of each Annual Stockholders Meeting held after January 1, 2002, each individual who is to continue to serve as a non-employee Board Member will automatically be granted a Non-Statutory Option to purchase 5,000 shares of common stock, provided, commencing January 1, 2003, the individual has served as a non-employee Board member for at least 6 months. The exercise price under this plan will be the fair market value of the common stock on the option grant date. Each option shall be immediately exercisable for any or all option shares. However, any shares purchased under the option shall be subject to repurchase by the Company, at the exercise price paid, upon the optionee’s cessation of Board service prior to vesting in those shares. Each initial 50,000 share option will vest, and the Company’s repurchase right will lapse, in a series of three successive equal annual installments upon the optionee’s completion of each year of Board service over a three-year period measured from the grant date. Each annual 5,000 share option will vest, and the Company’s repurchase right will lapse, upon the optionee’s completion of one year of Board service measured from the grant date. As of December 31, 2004 and 2003 there were 100,000 options outstanding under the Automatic Option Grant Program.

The Board has the authority to implement the Director Fee Option Grant Program as of the first day of any calendar year. Upon the implementation of the Director Fee Option Grant Program, each non-employee Board member may elect to apply all or any portion of the annual retainer fee otherwise payable in cash for his or her service on the Board to the acquisition of a special option grant. As of December 31, 2004 and 2003, there were no options outstanding under the Director Fee Option Grant Program.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

8	Commitments and contingencies

The Company rents office space and equipment under long-term operating leases that expire through 2009. The future minimum lease payments required under the operating leases that have initial non-cancelable lease terms in excess of one year amounted to $399,000 of which $90,000 is to be paid in 2005, $87,000 is to be paid in 2006, $60,000 is to be paid in 2007 and 2008, and $50,000 is to be paid in 2009.

Rent expense on all operating leases amounted to approximately $74,300 and $85,300 in 2004 and 2003, respectively.

Bank of Oklahoma, N.A. has issued an irrevocable standby letter of credit, dated December 24, 2004 and expiring December 24, 2005, in the amount of $125,000 drawn in favor of RLI Insurance Company securing a surety bond in favor of the Louisiana Office of Conservation for plugging and abandonment obligations which may occur as a result of drilling operations in St. Charles Parish, Louisiana.

The Company agreed that the Class 7 creditors to the ANEC/Couba Reorganization Plan (“Plan”) would receive a contingent payable from future production of the properties in the amount of approximately $4.9 million. The contingent payable is in the form of a net profits interest (“NPI”), the size of which is determined by the location of wells that may be drilled in the future. Wells existing at the effective date of the Plan receive an NPI of 50%, new wells drilled on acreage transferred by the Plan to the Company will receive an NPI of 15% and new wells drilled within the boundaries of a seismic shoot previously owned by Couba will receive an NPI of 6%. The Company is entitled to recover all capital and operating costs prior to the NPI becoming payable. At a minimum, the Class 7 creditors are to receive an overriding royalty interest that is in payment of the contingent payable. The Company is accounting for any contingent purchase price payments to the Class 7 creditors as additions to the full cost pool as production occurs.

The Company agreed that, after repayment to it of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba Lease and the area of mutual interest, the former holders of equity securities of Couba Operating Company will be entitled to a reversionary interest in the wells in the Bayou Couba Lease equal to 25% of the working interest obtained by it directly from Couba Operating Company at the time of confirmation and as a result of the plan of reorganization of Couba Operating Company.

The Company is a defendant in a number of legal proceedings which management considers to be routine litigation that is incidental to its business. Management does not expect to incur any material liability as a consequence of such litigation.

9	Related party transactions

The Company reimbursed $3,980 of office administration expense to a company with a common director of the Company during 2004. No such expenses were incurred in 2003.

In 2003, the Company entered into financing transactions with Quest Investment, Inc. and TransAtlantic Petroleum (USA) Corp. A director of the Company was also a director of both entities.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Additionally in 2003, Quest Investment, Inc. and TransAtlantic Petroleum (USA) Corp. purchased $500,000 and $3,000,000, respectively, of the Debentures issued in October 2003. A director of the Company was also a director of both entities.

10	Income taxes

The provision for income taxes for the year ended December 31, 2004 is based on the liability method prescribed by Statement of Financial Accounting Standards No. 109 and includes current taxes and the change in the Company’s deferred income tax asset or liability during the year. Deferred income tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
	$	$
Deferred tax assets
Asset retirement costs	608,499	546,158
Foreign exchange loss	268,862	651,230
Acquisition, exploration and development costs and related depreciation, depletion and amortization	6,834,694	1,699,127
Contribution carryovers	1,871	1,967
Change in accounting principle	123,894	—

Net operating loss carryforwards	3,562,386	2,677,805

Deferred tax asset	11,400,206	5,576,287

Less: Valuation allowance	(11,400,206)	(5,576,287)

Total deferred tax asset (liability)	—	—

The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The differences for the years ended December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	$	$
Federal tax benefit at statutory rate	5,061,735	1,978,730
State taxes, net of federal taxes	637,927	167,623
Other	458,026	(20,335)
Less: valuation allowance	(6,157,688)	(2,126,018)

Total provision for income taxes	—	—

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

As of December 31, 2004, the Company has a net operating loss carry-forward of approximately $9,361,600 which is available to reduce future taxable income, if any, through 2025. Management has determined that it is more likely than not that the benefit of the deferred tax asset will not be realized and thus has provided a 100% valuation allowance against the deferred tax asset.

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

Upon petition of Gothic, the Supreme Court of British Columbia, at a hearing held on January 22, 2002, considered the fairness of the terms and conditions of the reorganization. All the security holders of Gothic were mailed a notice dated December 19, 2001 of the hearing and had the opportunity to appear. Upon finding that the terms of the transaction were fair, both procedurally and substantively, to the security holders of Gothic, the Court entered an order approving the reorganization pursuant to the provisions of Section 192 of the Canada Business Corporations Act. The British Columbia Court was advised by Gothic in the petition presented to the Court before the hearing that ANEC would rely on the exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a) (10) thereof in issuing its shares in exchange for the shares of Gothic.

12	Subsequent Events

In February 2002, the Company leased 1,729 acres from the State of Louisiana which was subject to annual lease renewals in the absence of oil and gas development. This lease was renewed annually in 2003 and 2004 and has expired in February 2005. The Company had a total of $1,117,020 invested in the lease and renewals including capitalized interest. Because these undeveloped properties are deemed to be impaired at December 31, 2004, these costs have been included in proved oil and gas properties and thus are subject to depletion, depreciation, and amortization and the annual ceiling test limitation.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

In February 2005, inter-company accounts of the Company and Gothic were cancelled and an application to liquidate the Gothic subsidiary was made. Therefore, upon liquidation in 2005, amounts reflected in accumulated other comprehensive income will be reclassified to earnings.

13	Changes in accounting principle

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

The Company began capitalizing the non cash deemed interest during the quarter ended December 31, 2003, consistent with the issuance dates of the convertible secured debentures. As a result of applying the new method, the cumulative effect of the change on the prior year of $326,381 is included in the loss for the year ended December 31, 2004. The new method decreased depletion, depreciation, and amortization, increased interest expense, and decreased the Company’s impairment charge recorded for the year ended December 31, 2004. The net effect of the change on the year ended December 31, 2004 was to increase the loss before the cumulative effect of a change in accounting principle by $1,123,049 ($0.04 per share). The pro forma effect of the change on net loss for the year ended December 31, 2003 was to increase the loss by $326,381 ($0.01 per share).

In accordance with the provisions of Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, the Company incurred a cumulative effect of a change in accounting principle of $1.0 million.

14	Disclosures About Oil and Gas Producing Activities

Net Capitalized Costs

The following summarizes net capitalized costs as of December 31, 2004 and 2003.

	2004	2003
	$	$
Oil and gas properties
Proved	20,334,238	12,058,920
Unproved	3,445,522	3,773,136

Total	23,779,760	15,832,056

Less accumulated depreciation, depletion and amortization and impairment	(18,456,138)	(8,356,023)

Net capitalized costs	5,323,622	7,476,033

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

Unproved Property Costs

The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2004. All costs represent investment in unproved property in Louisiana and will be evaluated over several years as the properties are explored.

	2004	2003	Prior Years	Total
	$	$	$	$
Property acquisition costs	447,606	—	1,986,640	2,434,246
Capitalized interest	384,277	351,142	275,857	1,011,276

	831,883	351,142	2,262,497	3,445,522

Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	2004	2003
	$	$
Development costs	2,385,689	2,953,794
Exploration costs	5,259,630	1,331,286
Acquisition costs(1)
Proved	—	—
Unproved	668,808	974,959
Sales of properties	—	(618,855)

	8,314,127	4,641,184

(1)	Acquisition costs for 2003 exclude asset retirement costs of $430,000 upon implementation of SFAS 143 as of January 1, 2003.

Results of Operations from Oil and Gas Producing Activities

The Company’s results of operations from oil and gas producing activities are presented below for the years 2004 and 2003. The following table includes revenues and expenses associated directly with our oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

	2004	2003
	$	$
Oil and gas sales	3,137,202	1,698,992
Operations income	116,643	43,902
Lease operating expenses	(429,315)	(495,409)
Production taxes	(232,135)	(66,807)
Net gain (loss) from sale of oil and gas properties	(44,411)	43,937
Impairment of oil and gas properties	(7,676,670)	(653,886)
Depreciation, depletion and amortization	(2,558,719)	(1,024,676)

Results of operations from oil and gas activities	(7,687,405)	(453,947)

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

December 31, 2004

	Oil	Gas	Total
	(mbbl)	(mmcf)	(mbble)
Proved reserves, beginning of period	179.55	272.47	224.96
Extensions, discoveries and other additions	20.83	12.78	22.96
Revisions of previous estimates	(50.08)	(100.36)	(66.81)
Production	(59.79)	(134.57)	(82.21)
Sale of reserves in place	—	—	—
Purchase of reserves in place	—	—	—

Proved reserves, end of period	90.51	50.32	98.90

Proved developed reserves:
Beginning of period	110.93	212.43	146.34

End of period	90.51	50.32	98.90

December 31, 2003

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

	Oil	Gas	Total
	(mbbl)	(mmcf)	(mbble)
Proved reserves, beginning of period	114.53	40.01	121.20
Extensions, discoveries and other additions	77.09	203.71	111.04
Revisions of previous estimates	71.09	56.70	80.54
Production	(50.25)	(6.20)	(51.28)
Sale of reserves in place	(32.91)	(21.75)	(36.54)
Purchase of reserves in place	—	—	—

Proved reserves, end of period	179.55	272.47	224.96

Proved developed reserves:
Beginning of period	18.02	—	18.02

End of period	110.93	212.43	146.34

Standardized Measure of Discounted Future Net Cash Flows (unaudited)

Statement of Financial Accounting Standards No. 69 prescribes guidelines for computing the standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2004 and December 31, 2003 were $40.25 and $29.25 per barrel for oil and $6.18 and $5.97 per mmbtu for natural gas, respectively. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

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

The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS 69:

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

	December 31,
	2004	2003
	$	$
Future cash inflows	3,925,700	7,464,800
Future production taxes	(338,000)	(574,200)
Future development costs	(213,000)	(1,178,400)
Future production costs	(1,276,100)	(1,323,600)
Estimated future Net Profits payments	—	(22,800)
Future income tax provision	—	—

Net future cash flows	2,098,600	4,365,800
Less effect of a 10% discount factor	(220,500)	(676,100)

Standardized measure of discounted future net cash flows	1,878,100	3,689,700

Discounted (at 10%) future net cash flows before income taxes	1,878,100	3,689,700

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	December 31,
	2004	2003
	$	$
Standardized measure, beginning of period	3,689,700	1,089,200
Sales of oil and gas produced, net of production costs	(1,719,178)	(464,630)
Changes in future development costs	814,622	(296,518)
Extensions and discoveries and revisions, net of future production and development costs	(1,116,063)	4,014,319
Net change in price and production costs	52,147	(319,971)
Change in estimated net profits payments	22,800	343,400
Accretion of discount	134,072	(676,100)

Standardized measure, end of period	1,878,100	3,689,700