Form 10QSB
period 2005-03-31
AMERICAN NATURAL ENERGY CORP
filed 2005-05-16
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2005; or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                      to                      ..

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

Yes ☑	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 10, 2005, 36,301,009 shares of the Registrant’s Common Stock, $0.01 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2005	December 31, 2004
	$	$
ASSETS
Current assets:
Cash and cash equivalents	81,014	303,817
Accounts receivable – joint interest billing	113,792	468,737
Accounts receivable – oil and gas sales	666,257	910,496
Accounts receivable – other	10,707	7,893
Prepaid expenses	65,720	95,739
Oil inventory	13,201	21,968

Total current assets	950,691	1,808,650

Proved oil and natural gas properties, net of accumulated depletion, depreciation, amortization and impairment of $18,764,943 and $18,456,138	2,248,760	1,878,100
Unproved oil and natural gas properties	3,600,220	3,445,522
Equipment and other fixed assets, net of accumulated depreciation of $404,255 and $361,954	696,543	712,395
Deferred expenses	228,783	321,454

Total assets	7,724,997	8,166,121

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	3,739,127	4,031,055
Revenue payable	4,163,023	4,302,834
Accrued interest	6,000	6,000
Notes payable (Note 4)	370,000	12,910
Current portion of convertible secured debentures, net of discount of $2,682,868 and $3,868,386 (Note 4)	8,792,132	7,806,614

Total current liabilities	17,070,282	16,159,413

Asset retirement obligations	1,645,839	1,603,064

Total liabilities	18,716,121	17,762,477

Commitments and contingencies (Note 5)

Stockholders’ deficit:

Common stock
Authorized – 100,000,000 shares with par value of $0.01 Issued — 35,603,335 (2004 - 35,138,219) shares	356,033	351,382
Additional paid-in capital	17,635,609	17,435,536
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(30,794,562)	(29,299,486)
Accumulated other comprehensive income	1,811,796	1,916,212

Total stockholders’ deficit	(10,991,124)	(9,596,356)

Total liabilities and stockholders’ deficit	7,724,997	8,166,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)
For the three-month periods ended March 31, 2005 and March 31, 2004

	2005	2004
	$	$
Revenues:
Oil and gas sales	805,665	731,525
Operations income	30,346	37,894
Interest and other income	8	1,025

	836,019	770,444

Expenses:
Lease operating expense	121,310	102,132
Production tax expense	65,657	37,719
General and administrative	421,714	511,018
Foreign exchange gain	(104,416)	(99,026)
Interest and financing costs	1,330,106	687,172
Depreciation, depletion and amortization – oil and gas properties	361,752	343,707
Depreciation and amortization – other assets	134,972	89,869

Total expenses	2,331,095	1,672,591

Loss before income tax expense and cumulative effect of accounting change	(1,495,076)	(902,147)
Net loss before cumulative effect of accounting change	(1,495,076)	(902,147)

Cumulative effect of accounting change (Note 7)	—	(326,381)

Net loss	(1,495,076)	(1,228,528)

Other comprehensive income (loss) – net of tax:
Foreign exchange translation	(104,416)	(98,986)

Other comprehensive income (loss)	(104,416)	(98,986)

Comprehensive loss	(1,599,492)	(1,327,514)

Basic and diluted loss per share before cumulative effect of accounting change	(0.04)	(0.03)
Cumulative effect of accounting change per share	—	(0.01)

Net loss per share	(0.04)	(0.04)

Weighted average number of shares outstanding
Basic	35,313,929	26,154,546

Diluted	35,313,929	26,154,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month periods ended March 31, 2005 and March 31, 2004

	2005	2004
	$	$
Cash flows from operating activities:
Net loss	(1,495,076)	(1,228,528)
Non cash items:
Depreciation, depletion and amortization	496,724	433,576
Foreign exchange gain	(104,416)	(99,026)
Interest and financing costs	1,185,517	535,695
Cumulative effect of accounting change	—	326,381
Changes in working capital items:
Accounts receivables	596,370	(571,852)
Oil inventory	(1,404)	4,391
Prepaid expenses	30,019	26,543
Accounts payable, revenue payable and accrued liabilities	(117,120)	935,816

Net cash provided by operating activities	590,614	362,996

Cash flows from investing activities:
Purchase and development of oil and gas properties	(878,782)	(1,865,775)
Purchase of fixed assets	(26,449)	(34,294)

Net cash used in investing activities	(905,231)	(1,900,069)

Cash flows from financing activities:
Issuance of notes payable	100,000	—
Payment of notes payable	(12,910)	(13,367)
Refund of issuance expenses from prior period	4,724	—

Cash (used in) provided by financing activities	91,814	(13,367)

Effect of exchange rate changes on cash	—	40

Increase (decrease) in cash and cash equivalents	(222,803)	(1,550,400)

Cash beginning of period	303,817	1,650,110

Cash end of period	81,014	99,710

Supplemental disclosures:
Interest paid, net of capitalized interest	144,519	125,309

Non cash financing and investing activities:
Principle amount of 8% debentures converted to common stock	200,000	—
Prepaid expenses financed	—	—
Accounts payable refinanced with notes payable	270,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and 2004

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2005 and 2004 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2005 are not indicative of the results that may be expected for the full year ending December 31, 2005.

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
March 31, 2005 and 2004

The following table illustrates the pro-forma effect of stock-based employee compensation on net loss and loss per share had the Company applied the fair value measurement and recognition provisions of SFAS 123 to such compensation.

	Three Months Ended March 31,
	2005	2004
	$	$
Net loss, as reported	(1,495,076)	(1,228,528)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,031)	(134,836)

Pro forma net loss	(1,502,107)	(1,363,364)

Loss per share
Basic and diluted-as reported	(0.04)	(0.04)

Basic and diluted-pro forma	(0.04)	(0.05)

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which is two years. Because our stock options vest over two years and additional awards may be made each year, the above pro forma disclosures may not be representative of the effects on pro forma net income for future quarters.

On April 22, 2004, the Board of Directors granted to employees and employee Directors of the Company options to purchase an aggregate of 1.0 million shares of common stock under the Company’s 2001 Stock Incentive Plan exercisable at a price of $0.45 per share, subject, however, to the adoption by shareholders of certain amendments to the Plan. Pending shareholder approval, stock options provisionally granted by the Board of Directors are not considered outstanding. Therefore, pro-forma amounts of compensation expense presented above for the three ended March 31, 2005 exclude the effect of this grant.

Income tax expense

SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that a portion or all of its deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2004 and March 31, 2005 the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and 2004

October 2003. Interest cost on the Debentures includes interest expense at the stated rate and the accretion of a discount resulting from a beneficial conversion feature, which is determined using the effective interest method. Discount accretion during the three months ended March 31, 2005 and 2004 was $1,186,000 and $576,000 respectively. Additionally, upon conversion of the Debentures, the unamortized balance of the discount associated with principal converted is included in interest cost. A portion of interest cost consisting of all interest costs excluding the beneficial conversion feature is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is determined using the weighted average effective interest rate on the outstanding borrowings. During the three months ended March 31, 2005 and 2004 interest cost capitalized amounted to $100,000 and $121,000 respectively.

New pronouncements

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

In April 2005, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) to provide additional guidance regarding the application of FAS 123 (Revised 2004). SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports.

Based upon SEC rules issued in April 2005, FAS 123 (Revised 2004) is effective for fiscal years that begin after June 15, 2005 and will be adopted by the Company in the first quarter of 2006. See Note 1 of these financial statements for a disclosure of the effect of net income and earnings per share for the first three months of 2004 and 2005 if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

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

A reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for each period presented is as follows:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and 2004

	Three Months Ended March 31,
	2005 (1)	2004 (2)
	$	$
Numerator — net loss before cumulative effect of accounting change
Basic	(1,495,076)	(902,147)
Diluted	(1,495,076)	(902,147)

Cumulative effect of accounting change	—	(326,381)

Net loss – basic	(1,495,076)	(1,228,528)
Net loss – diluted	(1,495,076)	(1,228,528)

Denominator — weighted average number of shares outstanding
Basic	35,313,929	26,154,546
Diluted	35,313,929	26,154,546

(1)	Does not include 700,000 outstanding potentially dilutive options and warrants at a weighted average price of $0.58 per share, and the effects of 26,686,047 common shares issuable upon conversion, at $0.43, of 8% debentures due to the net loss. Does not include the potentially dilutive effects of options to purchase 1,000,000 shares of common stock at a price of $0.45 per share provisionally granted by our Board of Directors on April 22, 2004 and 50,000 options pursuant to the new director automatic grant provisions of the Plan exercisable at a price of $0.33 on October 15, 2004, both subject, however, to the adoption by shareholders of certain amendments to the Plan. Pending shareholder approval, stock options provisionally granted by the Board of Directors are not considered outstanding.

(2)	Does not include 2,000,000 outstanding potentially dilutive options and warrants at a weighted average price of $0.41 per share, and the effects of 26,666,667 common shares issuable upon conversion of 8% debentures due to the net loss.

3	Liquidity and Capital Resources

The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses during the first quarter of 2005 and during the year ended December 31, 2004 totaling approximately $1.5 million and $14.9 million which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the losses incurred and current negative working

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and 2004

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

Management’s strategy is to obtain additional financing. Certain covenants included in the 8% convertible secured debentures in the amount of $11,475,000 due September 30, 2005, limit the amount of additional indebtedness the Company can incur to $2 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and 2004

During the third quarter of 2004, the company completed a Rights Offering. Due to the antidilution adjustment provisions contained in the Debenture Agreement, such transaction changed the conversion price of the debentures from $0.45 to $0.43 per share and as a result changed the related Beneficial Conversion Feature by $858,000. The change in the Beneficial Conversion Feature caused the effective rate of the debentures to increase from 55% to 62%. At March 31, 2005 $11,475,000 in Debentures was outstanding.

Notes payable

On February 2, 2005 the Company entered into a $100,000 unsecured short-term note with a NYP floating interest rate with Citizens Bank of Oklahoma. The maturity date of the note is June 4, 2005. All principal and interest is due at maturity.

On March 15, 2005 the Company converted its $270,000 accounts payable balance to Halliburton Energy Services to a note payable. Beginning April 15, 2005, six monthly payments of $45,000 will be made with interest at the rate of 10% per annum.

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

The Company is a defendant in a number of legal proceedings which it considers to be routine litigation that is incidental to our business. The Company does not expect to incur any material liability as a consequence of such litigation.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and 2004

6	Subsequent events

On May 3, 2005, the Company announced that it intended to seek the written consent of the holders of its Debentures to a number of proposed amendments to the terms of the Debentures and the related Trust Indenture. Prior to formally seeking that consent and after further discussion with the holders of a majority of the outstanding Debentures, the Company determined to seek the consent of the Debentureholders to alternative proposed amendments. The alternative proposed amendments, if adopted, would extend the maturity date of the Debentures by one year to September 30, 2006, reduce through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to US$0.15 per share, and provide for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with the Company pursuant to which the third party is granted the right to drill one or more wells on Company properties and completed that drilling activity. Deleted from the proposed amendments were proposals to pay Interest on the Debentures in shares of Common Stock and the elimination of the limitation on the incurrence of additional indebtedness.

Under the proposed amendments 74,500,000 shares may be issued upon full conversion of the Debentures at the reduced conversion price. The adoption of the amendments is subject to receiving the requisite consent of the holders of two-thirds (2/3) of the principal amount of the Debentures outstanding, the approval of the TSX Venture Exchange and the approval of the stockholders of the Company to amend the Certificate of Incorporation of the Company to increase the number of shares of Common Stock the Company is authorized to issue to 250 million from 100 million.

The Company would agree to file a registration statement and post-effective amendment under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), to enable, upon effectiveness of the registration statement and post-effective amendment, the resale of the shares to be issued on conversion of the Debentures.

The proposed amendments could have an impact on the beneficial conversion feature as recorded. The Company is in the process of assessing the impact of the proposed amendments on its financial statements.

7	Changes in accounting principle

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2005 and 2004

The Company began capitalizing the non cash deemed interest during the quarter ended December 31, 2003, consistent with the issuance dates of the convertible secured debentures. As a result of applying the new method, the cumulative effect of the change on the prior year of $326,381 is included in the loss for the three months ended March 31, 2004. The new method decreased depletion, depreciation, and amortization and increased interest expense for the quarter ended March 31, 2004. The net effect of the change on the three months ended March 31, 2004 was to increase the loss before the cumulative effect of a change in accounting principle by $535,695 ($0.02 per share).

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

     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in years 2004 and 2003, totaling approximately $14.9 and $5.7 million, respectively, and have a net loss of $1.5 million in the three month period ended March 31, 2005, and have a working capital deficiency and an accumulated deficit at March 31, 2005 all of which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings. We have financed our activities using private debt and equity financing. We have no line of credit or other financing agreement providing borrowing availability. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves. See the discussion under the caption “How We Have Financed Our Activities”.

     The report of our independent registered public accountants on our financial statements as of and for the year ended December 31, 2004 includes an explanatory paragraph which states that we have sustained substantial losses in 2004 and 2003 and had a working capital deficiency and an accumulated deficit at December 31, 2004, thereby raising substantial doubt about our ability to continue as a going concern .

     In the ordinary course of business, we have made and expect to continue to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements with the proceeds of debt and private offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations, a lessened ability to raise capital through a sale of shares of our common stock, and a lessened ability to refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise additional capital .

     A Comparison of Operating Results For The Three Months Ended March 31, 2005 and March 31, 2004

     We incurred a net loss of $1,495,000 during the three months ended March 31, 2005 compared to a net loss of $1,229,000 for the three months ended March 31, 2004. During the three months ended March 31, 2005, our revenues were comprised of oil and gas sales and operations income totaling $836,000 compared with oil and gas sales and operations income of $769,000 during the same period of 2004. Our oil and gas sales and operations income for the three months ended March 31, 2005 increased primarily as a result of higher oil and gas prices which was offset by decreased production. Our net average daily production for the three-month period ended March 31, 2005 decreased by 12% over the same period of the prior year, from 974 (216 net) barrels of oil equivalent per day to 651 (190 net) barrels of oil equivalent per day. Additionally, oil and gas sales were favorably affected by higher average realized prices, which increased by 45%, from an average of $32.58 per barrel of oil equivalent for the three months ended March 31, 2004 to $47.16 per barrel of oil equivalent for the three months ended March 31, 2005. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. We had no interest and other income during 2005 compared with interest and other income of $1,000 during the three months ended March 31, 2004.

     Our total expenses were $2,331,000 for the three months ended March 31, 2005 compared to $1,673,000 for the three months ended March 31, 2004. Our general and administrative expenses during the three months ended March 31, 2005 were $422,000 compared to $511,000 during the three months ended March 31, 2004. These expenses decreased in 2005 largely because of the timing of professional services provided us during 2005 compared to 2004.

     Interest and financing costs increased from $687,000 for the three months ended March 31, 2004 to $1,330,000 for the three months ended March 31, 2005. Interest and financing costs incurred during the three-month period ended March 31, 2005 consist primarily of interest cost associated with our 8% convertible secured debentures issued in October 2003 (effective rate of 62%). Interest cost on the debentures includes interest expense at the stated rate and accretion of discount, which is determined using the effective interest method. Discount accretion during the three months ended March 31, 2005 was $1,127,000. Additionally, upon conversion of the debentures, the unamortized balance of the discount associated with principal converted is included in interest cost during the period. During the three months ended March 31, 2005, $58,000 of unamortized discount was written off to interest expense in conjunction with conversions of the debentures. All components of interest cost, except interest costs associated with Debenture conversions and beneficial conversion feature amortization, qualify for capitalization to oil and gas properties. A portion of interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is determined using the weighted average effective interest rate on the outstanding borrowings. Interest and financing costs incurred during the three-month period ended March 31, 2005 amounted to $1,430,000, of which $100,000 was capitalized to oil and gas properties.

     Lease operating expenses of $121,000, production taxes of $66,000 and depletion, depreciation and amortization of $497,000 during the three months ended March 31, 2005 changed from $102,000, $38,000, and $434,000, respectively, during the three months ended March 31, 2004. Lease operating expenses increased due to a higher cost of service. Production taxes increased as a result of higher commodity prices. The increase in depletion, depreciation and amortization is due to lower reserves in the first quarter of 2005 compared to the same period of 2004 which results in a higher per unit rate of depletion.

     During the three months ended March 31, 2005, we had a foreign exchange gain of $104,000, compared to a foreign exchange gain of $99,000 for the three months ended March 31, 2004. The foreign exchange gain recognized during the three months ended March 31, 2005 and 2004 was caused by the strengthening of the US dollar against the Canadian dollar.

     For the three months ended March 31, 2004, we had a charge for the cumulative effect of an accounting change of $326,000. This is due to a change in the method of capitalizing interest from a capitalization rate which includes deemed interest from amortization of a beneficial conversion feature to a rate which excludes the impact of the beneficial conversion feature. There was no such charge for the same period of 2005.

Liquidity and Capital Resources

A Comparison of Cash Flow For The Three Months Ended March 31, 2005 and March 31, 2004

     Our net cash provided by operating activities was $591,000 for the three months ended March 31, 2005 as compared to net cash provided by operating activities of $363,000 for the three months ended March 31, 2004, an increase of $228,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $508,000 and $395,000 during the three months ended March 31, 2005 and 2004, respectively, because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.

     We used $905,000 of cash in investing activities during the three months ended March 31, 2005 compared to net cash used of $1,900,000 in 2004. The 2004 cash used in investing activities includes $1,866,000 for the purchase and development of oil and gas properties and $34,000 for the purchase of fixed assets compared to $879,000 and $26,000, respectively, in 2005. Higher expenditures for the purchase and development of oil and gas properties during the first three months of 2004 are a result of higher drilling activity as compared to the same period of 2005. The 2005 expenditures are primarily a result of recompletions of wells drilled in prior periods.

     We had $92,000 of net cash provided by financing activities for the three months ended March 31, 2005 compared to $13,000 used in 2004. Cash inflows provided by financing activities during the three months ended March 31, 2005 were primarily a result of a short-term bank loan in the amount of $100,000, partially offset by scheduled payments on certain of our obligations. For the three months ended March 31, 2004 net cash outflows from financing activities represented payment of obligations.

     While production from our drilling program increased revenues during the year ended December 31, 2004 and the first three months of 2005, such increase has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private debt and equity transactions. At March 31, 2005, we do not have any available borrowing capacity.

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

     At March 31, 2005, we have no other commitments to expend additional funds for drilling activities for the rest of 2005.

     On May 3, 2005, the Company announced that it intended to seek the written consent of the holders of its Debentures to a number of proposed amendments to the terms of the Debentures and the related Trust Indenture. Prior to formally seeking that consent and after further discussion with the holders of a majority of the outstanding Debentures, the Company determined to seek the consent of the Debentureholders to alternative proposed amendments. The alternative proposed amendments, if adopted, would extend the maturity date of the Debentures by one year to September 30, 2006, reduce through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to US$0.15 per share, and provide for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with the Company pursuant to which the third party is granted the right to drill one or more wells on Company properties and completed that drilling activity. Deleted from the proposed amendments were proposals to pay Interest on the Debentures in shares of Common Stock and the elimination of the limitation on the incurrence of additional indebtedness.

     Under the proposed amendments 74,500,000 shares may be issued upon full conversion of the Debentures at the reduced conversion price. The adoption of the amendments is subject to receiving the requisite consent of the holders of two-thirds (2/3) of the principal amount of the Debentures outstanding, the approval of the TSX Venture Exchange and the approval of the stockholders of the Company to amend the Certificate of Incorporation of the Company to increase the number of shares of Common Stock the Company is authorized to issue to 250 million from 100 million.

     The Company would agree to file a registration statement and post-effective amendment under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), to enable, upon effectiveness of the registration statement and post-effective amendment, the resale of the shares to be issued on conversion of the Debentures.

     The proposed amendments could have an impact on the beneficial conversion feature as recorded. The Company is in the process of assessing the impact of the proposed amendments on its financial statements.

How We Have Financed Our Activities

     Our activities since 2002 have been financed primarily from private sales of debt and equity securities. Most recently, in August 2004, we completed the sale of 6,941,414 shares of our Common Stock pursuant to a rights offering to our stockholders for gross proceeds of $1,666,000 ($1,433,000 net) with the proceeds used primarily for the drilling of the ExxonMobil Fee 2 ST well. Prior thereto, in October 2003, we completed the private sale of $12.0 million principal amount of the Debentures which bear interest at 8% per annum payable quarterly commencing December 31, 2003. The Debentures are redeemable by us at any time after October 1, 2004 if the average weighted price per share of our common stock on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166-2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. On the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into shares of our common stock at any time prior to maturity at a conversion price of $0.45 per share, subject to anti-dilution adjustments, while the closing price for shares of our common stock on the TSX Venture Exchange was $0.70 per share. Because the market price of our common stock on the dates the transaction was completed exceeded the conversion price of $0.45 per share, the Debentures included a beneficial conversion feature of approximately $6.7 million. The estimated value of the beneficial conversion feature was recorded as a discount to the carrying value of the bonds and as an increase in additional paid-in capital. The discount is being amortized to interest expense over the life of the Debentures using the effective interest method. In the event any Debentures are converted prior to September 30, 2005, any unamortized discount attributed to those proportionate holdings will be reflected in interest expense at the time of conversion. Through March 31, 2005, approximately $525,000 principal amount of Debentures had been converted into 1,206,459 shares of our common stock, resulting in a write-off of unamortized discount to interest expense of $195,000. In conjunction with the rights offering of Common Stock to our stockholders completed in August 2004, the conversion price of the Debentures was adjusted to $0.43 per share and an additional beneficial conversion feature of $858,000 was recognized.

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

     Management’s strategy is to obtain additional financing. Certain covenants included in the 8% convertible secured debentures outstanding as of March 31, 2005 in the amount of $11,475,000 due September 30, 2005, limit the amount of additional indebtedness we can incur to $2 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund our operations and capital expenditures. Failure to obtain additional financing can be expected to adversely affect our ability to further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that we will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

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

     In April 2005, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) to provide additional guidance regarding the application of FAS 123 (Revised 2004). SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports.

     Based upon SEC rules issued in April 2005, FAS 123 (Revised 2004) is effective for fiscal years that begin after June 15, 2005 and will be adopted by the Company in the first quarter of 2006. See Note 1 of these financial statements for a disclosure of the effect of net income and earnings per share for the first three months of 2004 and 2005 if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

     With the exception of historical matters, the matters we discussed below and elsewhere in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Information and Item 2. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our capital requirements, business strategy, ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our outstanding approximately $11.2 million of secured indebtedness when due in September 2005, our ability to obtain the consents of our Debentureholders and the TSX Venture Exchange to the amendment of the terms of our outstanding Debentures and the approval of our stockholders to amendments to our Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue, all of which consents and approvals are necessary to implement the amendments to the terms of the Debentures, our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify and integrate successfully any additional producing oil and gas properties we acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements and estimates about quantities of production of oil and gas as it implies continuing production rates at those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.

     Readers are cautioned that the risk factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2005 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

ITEM 3. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including Michael K. Paulk, our President, and Steven P. Ensz, our Vice President, Finance, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

     (b) Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2005:

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATURAL ENERGY CORPORATION

(Registrant)

Date: May 16, 2005	/S/ Michael K. Paulk

Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz

Steven P. Ensz
Principal Financial and Accounting Officer