Form 10QSB
period 2005-06-30
AMERICAN NATURAL ENERGY CORP
filed 2005-08-15
CIK 870732

`
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            for the quarterly period ended June 30, 2005;
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                            for the transition period from _____________ to _________________.
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
     As of August 15, 2005, 40,503,645 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-QSB
INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets — June 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations — Three Months and Six Months Ended June 30, 2005 and June 30, 2004	4

	Condensed Consolidated Statements of Cash Flows — Three Months and Six Months Ended June 30, 2005 and June 30, 2004	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis or Plan of Operation	14

Item 3.	Controls and Procedures	21

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Securityholders	21

Item 6.	Exhibits	22
Amended Certificate of Incorporation filed June 23, 2005
Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
Certification of President and Chief Executive Officer Pursuant Section 1350
Certification of Chief Financial Officer Pursuant to Section 1350

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2005	December 31, 2004
	$	$

ASSETS
Current assets:
Cash and cash equivalents	216,750	303,817
Accounts receivable — joint interest billing	85,919	468,737
Accounts receivable — oil and gas sales	409,203	910,496
Accounts receivable — other	30,830	7,893
Prepaid expenses	200,180	95,739
Oil inventory	11,915	21,968

Total current assets	954,797	1,808,650

Proved oil and natural gas properties, net of accumulated depletion, depreciation, amortization and impairment of $19,026,338 and $18,456,138	2,077,474	1,878,100

Unproved oil and natural gas properties	3,836,587	3,445,522

Equipment and other fixed assets, net of accumulated depreciation of $446,765 and $361,954	652,692	712,395

Deferred expenses, net of accumulated amortization of $644,243 and $322,163, and prepaid costs	63,110	321,454

Total assets	7,584,660	8,166,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	3,902,786	4,031,055
Revenue payable	3,813,902	4,302,834
Accrued interest	6,000	6,000
Notes payable	400,693	12,910
Prepayment for sale of common stock	617,254	—
Current portion of convertible secured debentures, net of discount of $3,868,386 (Note 4)	—	7,806,614

Total current liabilities	8,740,635	16,159,413

Convertible secured debentures, net of discount of $333,233 (Note 4)	10,841,767	—

Asset retirement obligation	1,689,762	1,603,064

Total liabilities	21,272,164	17,762,477

Commitments and contingencies (Note 5)

Stockholders’ equity:

Common stock
Authorized — 250,000,000 shares with par value of $0.001 (2004 — 100,000,000 with par value $0.01)
Issued — 36,301,009 (2004 — 35,138,219) shares	36,301	351,382
Additional paid-in capital	18,295,841	17,435,536
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(33,734,171)	(29,299,486)
Accumulated other comprehensive income	1,714,525	1,916,212

Total stockholders’ equity	(13,687,504)	(9,596,356)

Total liabilities and stockholders’ equity	7,584,660	8,166,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month and six-month periods ended June 30, 2005 and June 30, 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	$	$	$	$

Revenues:
Oil and gas sales	704,650	863,537	1,510,315	1,595,062
Operations income	15,531	13,154	45,877	51,048
Interest and other income	10	696	18	1,721

	720,191	877,387	1,556,210	1,647,831

Expenses:
Lease operating expense	147,824	94,342	269,134	196,474
Production taxes	72,849	65,064	138,506	102,783
General and administrative	506,231	553,950	927,945	1,050,177
Litigation costs	—	146,256	—	161,047
Foreign exchange (gain) loss	(97,272)	(260,101)	(201,688)	(359,127)
Interest and financing costs	1,305,088	797,522	2,635,194	1,484,694
Depletion, depreciation and amortization — oil and gas properties	306,487	405,523	668,239	749,230
Depreciation and amortization — other assets	271,919	103,459	406,891	193,328

Loss on extinguishment of debt	1,146,674	—	1,146,674	—

Total expenses	3,659,800	1,906,015	5,990,895	3,578,606

Loss before income tax expense and cumulative effect of accounting change	(2,939,609)	(1,028,628)	(4,434,685)	(1,930,775)

Income tax expense	—	—	—	—

Net loss before cumulative effect of accounting change	(2,939,609)	(1,028,628)	(4,434,685)	(1,930,775)
Cumulative effect of accounting change	—	—	—	(326,381)

Net loss	(2,939,609)	(1,028,628)	(4,434,685)	(2,257,156)

Other comprehensive income (loss) — net of tax:

Foreign exchange translation	(97,271)	(260,001)	(201,687)	(358,987)

Other comprehensive income (loss)	(97,271)	(260,001)	(201,687)	(358,987)

Comprehensive loss	(3,036,880)	(1,288,629)	(4,636,372)	(2,616,143)

Basic and diluted loss per share before cumulative effect of accounting change	(0.08)	(0.04)	(0.12)	(0.07)

Cumulative effect of accounting change	—	—	—	(0.01)

Net loss per share	(0.08)	(0.04)	(0.12)	(0.08)

Weighted average number of shares outstanding
Basic	36,209,008	26,338,185	35,763,941	26,246,365

Diluted	36,209,008	26,338,185	35,763,941	26,246,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month and six-month periods ended June 30, 2005 and June 30, 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	$	$	$	$

Cash flows from operating activities:
Net loss	(2,939,609)	(1,028,628)	(4,434,685)	(2,257,156)
Non cash items:
Depreciation, depletion and amortization	578,406	508,982	1,075,130	942,558
Interest and financing costs	1,202,960	686,944	2,388,477	1,222,639
Foreign exchange (gain) loss	(97,272)	(260,101)	(201,688)	(359,127)
Loss on extinguishment of debt	1,146,674	—	1,146,674	—
Cumulative effect of accounting change	—	—	—	326,381
Non cash compensation expense	40,500	—	40,500	—
Changes in working capital items:
Accounts receivable	284,145	760,594	880,515	188,742
Oil inventory	117	414	(1,287)	4,805
Prepaid expenses	80,759	(38,171)	110,778	(11,628)
Accounts payable, accrued liabilities and interest	(115,054)	1,192,666	(232,174)	2,128,482

Net cash provided by operating activities	181,626	1,822,700	772,240	2,185,696

Cash flows from investing activities:
Purchase and development of oil and gas properties	(396,883)	(1,837,311)	(1,275,665)	(3,703,086)
Purchase of fixed assets	—	(25,717)	(26,449)	(60,011)

Net cash used in investing activities	(396,883)	(1,863,028)	(1,302,114)	(3,763,097)

Cash flows from financing activities:
Issuance of notes payable	—	—	100,000	—
Payment of notes payable	(184,525)	(66,659)	(197,435)	(80,026)
Prepayment for sale of common stock	599,254	—	599,254	—
Private placement/debenture amendment costs	(63,736)	—	(63,736)	—
Other	—	—	4,724	—
Exercise of stock options	—	352,000	—	352,000

Cash provided by financing activities	350,993	285,341	442,807	271,974

Effect of exchange rate changes on cash	—	100	—	140

Increase (decrease) in cash and cash equivalents	135,736	245,113	(87,067)	(1,305,287)

Cash beginning of period	81,014	99,710	303,817	1,650,110

Cash end of period	216,750	344,823	216,750	344,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the three-month and six-month periods ended June 30, 2005 and June 30, 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	$	$	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	102,057	110,548	246,576	235,857

Non cash investing and financing activities:
Principal amount of 8% debentures converted to common stock	300,000	140,000	500,000	140,000
Prepaid expenses financed	215,219	155,744	215,219	155,744
Accounts payable refinanced with notes payable	—	—	270,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three-month and six-month periods ended June 30, 2005 and June 30, 2004
1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited condensed consolidated financial statements for the three-month and six-month periods ended June 30, 2005 and 2004 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month and six-month periods ended June 30, 2005 are not indicative of the results that may be expected for the full year ending December 31, 2005.

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three-month and six-month periods ended June 30, 2005 and June 30, 2004

	Three Months Ended, June 30		Six Months Ended, June 30
	2005	2004	2005	2004
	$	$	$	$

Net loss, as reported	(2,939,609)	(1,028,628)	(4,434,685)	(2,257,156)
Add back: Total stock-based compensation expense included in net loss, net of related tax effects	40,500	—	40,500	—
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(283,531)	(26,836)	(290,562)	(161,672)

Pro forma net loss	(3,182,640)	(1,055,464)	(4,684,747)	(2,418,828)

Loss per share:
Basic and diluted—as reported	(0.08)	(0.04)	(0.12)	(0.08)

Basic and diluted—pro forma	(0.09)	(0.04)	(0.13)	(0.09)

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which is two years. Due to the timing of the option grants in 2004 and shareholder approval in 2005, the vesting period for the 2004 options is eighteen months. Because our stock options vest normally over two years and additional awards may be made each year, the above pro forma disclosures may not be representative of the effects on pro forma net income for future quarters.

Income tax expense

SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that a portion or all of deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2004 and June 30, 2005 the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003. Interest cost on the debentures includes interest expense at the stated rate and accretion of discount, which is determined using the effective interest method. Discount accretion during the three and six months ended June 30, 2005 was $1,135,000 and $2,263,000, respectively. Additionally, upon conversion of the debentures, any unamortized balance of the discount associated with principal converted is included in interest cost, net of any amounts capitalized. During the six months ended June 30, 2005, $125,000 of unamortized discount was written off to interest expense in conjunction with conversions of the debentures. A portion of interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on the outstanding borrowings. During the three and six months ended June 30, 2005, interest cost capitalized amounted to $143,000 and $242,000, respectively.

New pronouncements

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three-month and six-month periods ended June 30, 2005 and June 30, 2004
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

Based upon SEC rules issued in April 2005, FAS 123 (Revised 2004) is effective for fiscal years that begin after June 15, 2005 and will be adopted by the Company in the first quarter of 2006. See Note 1 of these financial statements for a disclosure of the effect on net income and earnings per share for the first three months of 2004 and 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.

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

A reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (1)	2004 (2)	2005 (1)	2004 (2)
	$	$	$	$
Numerator — net loss before cumulative effect of accounting change
Basic	(2,939,609)	(1,028,628)	(4,434,685)	(1,930,775)
Diluted	(2,939,609)	(1,028,628)	(4,434,685)	(1,930,775)

Cumulative effect of accounting change	—	—	—	(326,381)

Net loss — basic	(2,939,609)	(1,028,628)	(4,434,685)	(2,257,156)
Net loss — diluted	(2,939,609)	(1,028,628)	(4,434,685)	(2,257,156)

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three-month and six-month periods ended June 30, 2005 and June 30, 2004

	Three Months Ended June 30,		Six Months Ended June 30,
	2005 (1)	2004 (2)	2005 (1)	2004 (2)
	$	$	$	$
Denominator — weighted average number of shares outstanding
Basic	36,209,008	26,338,185	35,763,941	26,246,365
Diluted	36,209,008	26,338,185	35,763,941	26,246,365

(1)	Does not include 1,600,000 outstanding potentially dilutive options at a weighted average price of $0.50 per share, and the effects of 74,500,000 common shares issuable upon conversion of 8% debentures due to the net loss.

(2)	Does not include 900,000 outstanding potentially dilutive options at a weighted average price of $0.53 per share, and the effects of 26,355,556 common shares issuable upon conversion of 8% debentures due to the net loss. Does not include the potentially dilutive effects of options to purchase 1,000,000 shares of common stock at a price of $0.45 per share provisionally granted by our Board of Directors on April 22, 2004 subject to the approval of the shareholders.
3	Liquidity and Capital Resources

The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses during the first two quarters of 2005 and during the year ended December 31, 2004 totaling approximately $4.4 million and $14.9 million, respectively, and have a working capital deficiency and an accumulated deficit at June 30, 2005, which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The ability of the Company to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop its oil and gas reserves and pay its obligations.

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

Management’s strategy is to obtain additional financing or participation with industry partners. Certain covenants included in the 8% convertible secured debentures in the amount of $11,175,000 due September 30, 2006, limit the amount of additional indebtedness the Company can incur to $2 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures. Failure to obtain

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three-month and six-month periods ended June 30, 2005 and June 30, 2004 additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. At June 30, 2005, we were engaged in a private sale of shares of our common stock. Through July 29, 2005, we had issued shares pursuant to subscriptions for 4,202,636 shares for total proceeds of $504,000. The securities have been issued in reliance upon the exemption from the registration requirements of the US Securities Act of 1933, as amended (the “Act”), afforded by Regulation D and Section 4(2) and pursuant to Regulation S under the Act. The shares sold may not be reoffered or resold by the purchasers absent registration under the Act or an applicable exemption from the registration requirements of the Act. There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

4	Notes Payable and Long Term Debt

8% Convertible secured debentures

On October 21, 2003 and October 31, 2003 the Company completed financing transactions of $11.695 million and $305,000, respectively, by issuing Convertible Secured Debentures (the “Debentures”). The Debentures were repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. At the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into common shares of the Company at any time prior to maturity at a conversion price of $0.45 per share, subject to antidilution adjustment, and the Debentures are redeemable by the Company at any time after October 1, 2004 if the weighted average price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166 2/3% of the conversion price. A finder’s fee in the amount of $360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing. The Debentures are collateralized by substantially all of ANEC’s assets. The Debentures have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions.

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

In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to US$0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with the Company pursuant to which the third party is granted the right to drill one or more wells on Company properties and commenced that drilling activity. Under the amendments 74,500,000 shares may be issued upon full conversion of the Debentures at the reduced conversion price. On June 23, 2005 stockholders of the Company voted to amend the

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three-month and six-month periods ended June 30, 2005 and June 30, 2004
Certificate of Incorporation to increase the number of shares of Common Stock of the Company from 100 million to 250 million and adjust par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments.

The amendments to the Debentures resulted in the extinguishment of debt and recognition of a loss of $1,147,000. At the date of the amendment and at June 30, 2005 $11,175,000 in Debentures was outstanding. As a result of the extinguishment and recognition of loss, these Debentures are carried at their fair market value reflecting the present value of future cash flows and the option value of the underlying convertible shares.

The Company has agreed to file a registration statement and post-effective amendment under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), to enable, upon effectiveness of the registration statement and post-effective amendment, the resale of the shares to be issued on conversion of the Debentures.

Notes payable

On February 2, 2005 the Company entered into a $100,000 unsecured short-term note with a NYP floating interest rate with Citizens Bank of Oklahoma. The maturity date of the note is October 6, 2005. All principal and interest is due at maturity.

On March 15, 2005 the Company converted its $270,000 accounts payable balance to Halliburton Energy Services to a note payable. Beginning April 15, 2005, six monthly payments of $45,000 will be made with interest at the rate of 10% per annum.

On April 15, 2005 the Company entered into an agreement to finance its insurance premiums totaling $215,000. As of June 30, 2005, the note balance was $121,000 and will be paid by seven monthly payments of $17,705 which include interest at the rate of 8% per annum.

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

AMERICAN NATURAL ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three-month and six-month periods ended June 30, 2005 and June 30, 2004
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

6	Subsequent events

At June 30, 2005, we were engaged in a private sale of shares of our common stock. Through July 29, 2005, we had issued shares pursuant to subscriptions for 4,202,636 shares for total proceeds of $504,000. The securities have been issued in reliance upon the exemption from the registration requirements of the US Securities Act of 1933, as amended (the “Act”), afforded by Regulation D and Section 4(2) and pursuant to Regulation S under the Act. The shares sold may not be reoffered or resold by the purchasers absent registration under the Act or an applicable exemption from the registration requirements of the Act.

On July 27, 2005 the Company commenced operations to re-enter an existing wellbore located on the Bayou Couba lease and drill to a location which is deemed to be a developmental location. Our expenditure share for this activity is expected to be approximately $200,000.

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
     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in years 2004 and 2003, totaling approximately $14.9 and $5.7 million, respectively, and have a net loss of $4.4 million in the six month period ended June 30, 2005, and have a working capital deficiency and an accumulated deficit at June 30, 2005 all of which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings. We have financed our activities using private debt and equity financing. We have no line of credit or other financing agreement providing borrowing availability. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves. See the discussion under the caption “How We Have Financed Our Activities”.
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
     In the ordinary course of business, we have made and intend to seek to continue to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements with the proceeds of debt and public and private offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas as well as the quantities of oil and gas we produce. A reduction in planned capital spending or an extended decline in oil and gas prices or decline in the quantities of oil and gas we produce would result in less than anticipated cash flow from operations, a lessened ability to raise capital through a sale of shares of our common stock, and a lessened ability to refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise additional capital .
     A Comparison of Operating Results For The Six Months Ended June 30, 2005 and June 30, 2004
     We incurred a net loss of $4,435,000 during the six months ended June 30, 2005 compared to a net loss of $2,257,000 for the six months ended June 30, 2004. During the six months ended June 30, 2005, our revenues were comprised of oil and gas sales and operations income totaling $1,556,000 compared with oil and gas sales and operations income of $1,646,000 during the same period of 2004. Our oil and gas sales and operations income for the six months ended June 30, 2005 decreased due to a decline in production which was offset by higher oil and gas prices. Our net average daily production for the six-month period ended June 30, 2005 decreased by 33% over the same period of the prior year, from 999 (255 net) barrels of oil equivalent per day to 603 (171 net) barrels of oil equivalent per day. Additionally, oil and gas sales were favorably affected by higher average realized prices, which increased by 42%, from an average of $34.45 per barrel of oil equivalent for the six months ended June 30, 2004 to $48.78 per barrel of oil equivalent for the six months ended June 30, 2005. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. We had no interest and other income during 2005 compared with interest and other income of $1,700 during the six months ended June 30, 2004.
     Our total expenses were $5,991,000 for the six months ended June 30, 2005 compared to $3,579,000 for the six months ended June 30, 2004. Our general and administrative expenses during the six months ended June 30, 2005 were $928,000 compared to $1,050,000 during the six months ended June 30, 2004. These expenses decreased in 2005 largely because professional services fees decreased during 2005 compared to 2004. We had no litigation expenses during the six months ended June 30, 2005 compared to $161,000 of such expense during the six months ended June 30, 2004 attributable to the defense and settlement of various lawsuits.
     Interest and financing costs increased from $1,485,000 for the six months ended June 30, 2004 to $2,635,000 for the six months ended June 30, 2005. Interest and financing costs incurred during the six-month period ended June 30, 2005 consist primarily of interest cost associated with our 8% convertible secured debentures issued in October 2003. Interest cost on the debentures includes interest expense at the stated rate and accretion of discount, which is determined using the effective interest method. Discount accretion during the six months ended June 30, 2005 was $2,263,000. Additionally, upon conversion of the debentures, the unamortized balance of the discount associated with principal converted is included in interest cost during the period. During the six months ended June 30, 2005, $125,000 of unamortized discount was written off to interest expense in conjunction with conversions of the debentures. All components of interest cost, except interest costs associated with Debenture conversions and amortization of Debenture discount, qualify for capitalization to oil and gas properties. A portion of interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on the outstanding borrowings. Interest and financing costs incurred during the six-month period ended June 30, 2005 amounted to $2,877,000, of which $242,000 was capitalized to oil and gas properties.
     Lease operating expenses of $269,000, production taxes of $139,000 and depletion, depreciation and amortization of $1,075,000 during the six months ended June 30, 2005 changed from $196,000, $103,000, and $943,000, respectively, during the six months ended June 30, 2004. Lease operating expenses increased due to a higher cost of service. Production taxes increased as a result of higher commodity prices and certain wells no longer being tax exempt. The increase in depletion, depreciation and amortization is due to higher amortization of deferred costs relating to the Debentures.
     During the six months ended June 30, 2005, we had a foreign exchange gain of $202,000, compared to a foreign exchange gain of $359,000 for the six months ended June 30, 2004. The foreign exchange gain recognized during the six months ended June 30, 2005 and 2004 was caused by the strengthening of the US dollar against the Canadian dollar.
     The amendments to the Debenture Indenture executed in June 2005, which extended the maturity date of the Debentures for one year to September 30, 2006 and reduced the conversion price from $0.43 per share to $0.15 per share, subject to anti dilution adjustment, among other things, was treated under generally accepted accounting principles as an extinguishment of debt and resulted in a loss of $1,147,000 during the six months ended June 30, 2005. There was no comparable charge during the six months ended June 30, 2004. At the date of the amendments and at June 30, 2005, $11,175,000 principal amount of Debentures was outstanding. As a result of the extinguishment and recognition of loss, these Debentures are carried on our balance sheet at their fair market value reflecting the present value of future cash flows and the option value of the underlying convertible shares. As of June 30, 2005 a discount amount of $333,000 is being amortized to interest expense over the life of the Debentures using the effective interest method. In the event any Debentures are converted prior to September 30, 2006, any unamortized discount attributed to those proportionate holdings will be reflected in interest expense at the time of conversion. Through June 30, 2005, approximately $825,000 principal amount of Debentures had been converted into 1,904,133 shares of our common stock, resulting in a write-off of unamortized discount to interest expense of $263,000.
Liquidity and Capital Resources
A Comparison of Cash Flow For The Six Months Ended June 30, 2005 and June 30, 2004
     Our net cash provided by operating activities was $772,000 for the six months ended June 30, 2005 as compared to net cash provided by operating activities of $2,186,000 for the six months ended June 30, 2004, a decrease of $1,414,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $758,000 and $2,310,000 during the six months ended June 30, 2005 and 2004, respectively, because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.
     We used $1,302,000 of net cash in investing activities during the six months ended June 30, 2005 compared to net cash used of $3,763,000 in 2004. The cash used in investing activities in 2004 includes $3,703,000 for the purchase and development of oil and gas properties and $60,000 for the purchase of fixed assets compared to $1,276,000 and $26,000, respectively, in 2005. Higher expenditures for the purchase and development of oil and gas properties during the first six months of 2004 are a result of higher drilling activity as compared to the same period of 2005. The 2005 expenditures are primarily a result of the recompletion of wells drilled in prior periods.
     We had $443,000 net cash provided by financing activities for the six months ended June 30, 2005 compared to $272,000 provided in 2004. Cash inflows provided by financing activities during the six months ended June 30, 2005 were primarily a result of prepayments for stock by participants in a private sale of our common stock resulting in proceeds of $599,000 and a short-term bank loan in the amount of $100,000, partially offset by scheduled payments on certain of our obligations. For the six months ended June 30, 2004 net cash inflows from financing activities were primarily a result of the exercise of employee stock options for the total proceeds of $352,000, partially offset by scheduled payments on certain of our obligations.
     Revenues during the year ended December 31, 2004 and the first six months of 2005, have not been sufficient to fund our operations and drilling program during those periods. We have funded our capital expenditures and operating activities through a series of public and private debt and equity transactions. At June 30, 2005, we do not have any available borrowing capacity under existing credit facilities. At June 30, 2005, we were engaged in a private sale of shares of our common stock. Through July 29, 2005, we had issued shares pursuant to subscriptions for 4,202,636 shares for total proceeds of $504,000. The securities have been issued in reliance upon the exemption from the registration requirements of the US Securities Act of 1933, as amended (the “Act”), afforded by Regulation D and Section 4(2) and pursuant to Regulation S under the Act. The shares sold may not be reoffered or resold by the purchasers absent registration under the Act or an applicable exemption from the registration requirements of the Act.
     We have substantial needs for funds to develop our oil and gas prospects and opportunities identified in the AMI we share with ExxonMobil Corp. Any capital expenditures we currently intend to make will be funded from our available cash flows and the proceeds of the private sale of our securities referred to above. To the extent additional funds are required to fully exploit and develop the ExxonMobil Corp. AMI, it is management’s plan to raise additional capital through the private or public sale of our equity securities, borrowings, or the sale of interests in our drilling activities; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
     On July 27, 2005 we commenced operations to re-enter an existing wellbore located on the Bayou Couba lease and drill to a location which is deemed to be a developmental location. Our expenditure share for this activity is expected to be approximately $200,000.

     At June 30, 2005, we have no other commitments to expend additional funds for drilling activities for the rest of 2005.
How We Have Financed Our Activities
     Our activities since 2002 have been financed primarily from public and private sales of debt and equity securities. In August 2004, we completed the sale of 6,941,414 shares of our Common Stock pursuant to a rights offering to our stockholders for gross proceeds of $1,666,000 ($1,433,000 net) with the proceeds used primarily for the drilling of the ExxonMobil Fee 2 ST well. Prior thereto, in October 2003, we completed the private sale of $12.0 million principal amount of the Debentures which bear interest at 8% per annum payable quarterly commencing December 31, 2003. The Debentures are redeemable by us at any time after October 1, 2004 if the average weighted price per share of our common stock on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166-2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets.
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
     On June 23, 2005 our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of Common Stock from 100 million to 250 million and reduce the par value from $0.01 to $0.001 per share. The increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, were the final conditions to effecting an amendment of our outstanding Debentures. The amendment, which had previously been approved by the holders of the Debentures, extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of common stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commences that drilling activity. Under the amendments, up to 74,500,000 shares may be issued upon full conversion of the Debentures at the reduced conversion price.
Future Capital Requirements and Resources

     Our capital requirements relate to the acquisition, exploration, enhancement, development and operation of oil and natural gas properties. In general, because our oil and natural gas reserves will be depleted by production over time, the success of our business strategy is dependent upon our enhancement of our reserves as they are depleted through a continuous acquisition, exploitation, enhancement, and development program. In order to achieve profitability and generate cash flow, we are dependent upon acquiring or developing additional oil and natural gas properties or entering into joint oil and natural gas well development arrangements.
     Management’s strategy is to obtain additional financing or participation with industry partners. Certain covenants included in our Debentures, limit the amount of additional indebtedness we can incur to $2 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance our Debentures and to fund our operations and capital expenditures. Failure to obtain additional financing can be expected to adversely affect our ability to further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that we will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.
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

     Based upon SEC rules issued in April 2005, FAS 123 (Revised 2004) is effective for fiscal years that begin after June 15, 2005 and will be adopted by the Company in the first quarter of 2006. See Note 1 of these financial statements for a disclosure of the effect on net income and earnings per share for the first three months of 2004 and 2005 as if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation.
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
     With the exception of historical matters, the matters we discussed below and elsewhere in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Information and Item 2. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our capital requirements, business strategy, ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our outstanding indebtedness, our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells and reserves, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify and integrate successfully any additional producing oil and gas properties we may acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements and estimates about quantities of production of oil and gas as it implies continuing production rates at those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.
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
ITEM 3. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including Michael K. Paulk, our President, and Steven P. Ensz, our Vice President, Finance, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Securityholders
     On June 23, 2005, at an annual meeting of stockholders, the following proposals were submitted to and acted upon by the Registrant’s stockholders:
     1. Messrs. Michael K. Paulk, Steven P. Ensz, Brian E. Bayley, John K. Campbell, Jules Poscente and Gerry Curtis were elected Directors to hold office until the next Annual Meeting of stockholders in 2006 and until their respective successors are elected and qualified.
     2. A proposal to adopt amendments to the Registrant’s 2001 Stock Incentive Plan to conform with the requirements of the TSX Venture Exchange. The proposal was approved by stockholders by a vote of 15,037,097 shares in favor of the proposal, 1,604,452 shares against the proposal and 30,968 shares abstained. There were 3,083,265 shares with broker non-votes.
     3. A proposal to amend the Certificate of Incorporation of the Registrant to increase the authorized shares of Common Stock from 100,000,000 shares to 250,000,000 shares and reduce the par value per share from $0.01 to $0.001. The proposal was approved by stockholders by a vote of 18,639,621 shares in favor of the proposal, 1,104,461 shares against the proposal and 11,700 shares abstained. There were no shares with broker non-votes.

Item 6. Exhibits
(a)	Exhibits
3.1	Amended Certificate of Incorporation filed June 23, 2005(1)

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(1)

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(1)

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(1)

(1)	Filed or furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: August 15, 2005	/s/ Michael K. Paulk

Michael K. Paulk
President and Chief Executive Officer

/s/ Steven P. Ensz

Steven P. Ensz
Principal Financial and Accounting Officer