Form 10QSB
period 2005-09-30
AMERICAN NATURAL ENERGY CORP
filed 2005-11-15
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number 0-18596
American Natural Energy Corporation

(Exact name of small business issuer as specified in its charter)

Oklahoma	73-1605215

(State or other jurisdiction of incorporation of organization)	(I.R.S employer identification no.)
One Warren Place, 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136
(Address of principal executive offices, zip code)
(918) 481-1440

(Issuer’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act). Yes ☐ No ☑
     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑                    No  ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     As of November 14, 2005, 50,664,342 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2005	December 31, 2004
	$	$
ASSETS
Current assets:
Cash and cash equivalents	83,507	303,817
Accounts receivable — joint interest billing	236,699	468,737
Accounts receivable — oil and gas sales	603,060	910,496
Accounts receivable — other	13,654	7,893
Prepaid expenses	289,245	95,739
Oil inventory	7,773	21,968

Total current assets	1,233,938	1,808,650
Proved oil and natural gas properties, net of accumulated depletion, depreciation, amortization and impairment of $19,189,149 and $18,456,138	2,234,159	1,878,100
Unproved oil and natural gas properties	3,732,698	3,445,522
Equipment and other fixed assets, net of accumulated depreciation of $489,334 and $361,954	612,293	712,395
Deferred expenses, net of accumulated amortization of $671,276 and $322,163, and prepaid costs	274,936	321,454

Total assets	8,088,024	8,166,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	3,010,897	4,031,055
Revenue payable	3,762,710	4,302,834
Accrued interest	6,000	6,000
Notes payable (Note 4)	1,032,999	12,910
Current portion of convertible secured debentures, net of discount of $270,043 and $3,868,386 (Note 4)	10,904,957	7,806,614

Total current liabilities	18,717,563	16,159,413
Noncurrent notes payable (Note 4)	213,932	—
Asset retirement obligation	1,736,665	1,603,064

Total liabilities	20,668,160	17,762,477

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock
Authorized — 250,000,000 shares with par value of $0.001 (2004 — 100,000,000 with par value $0.01)
Issued — 50,664,342 (2004 — 35,138,219) shares	50,664	351,382
Additional paid-in capital	19,966,340	17,435,536
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(34,812,938)	(29,299,486)
Accumulated other comprehensive income	2,215,798	1,916,212

Total stockholders’ equity	(12,580,136)	(9,596,356)

Total liabilities and stockholders’ equity	8,088,024	8,166,121

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month and nine-month periods ended September 30, 2005 and September 30, 2004

	Three months ended September 30,		Nine months ended September 30,
	2005 $	2004 $	2005 $	2004 $
Revenues:
Oil and gas sales	387,581	785,554	1,897,896	2,380,616
Operations income	31,019	35,324	76,896	86,372
Interest and other income	10	167	28	1,887

	418,610	821,045	1,974,820	2,468,875

Expenses:
Lease operating expense	112,850	109,007	381,984	305,481
Production taxes	47,494	67,046	186,000	169,829
General and administrative	306,427	363,953	1,234,372	1,414,129
Litigation costs	—	54,722	—	215,769
Foreign exchange loss	501,274	546,525	299,586	187,398
Interest and financing costs	248,467	934,895	2,883,661	2,454,744
Impairment of oil and gas properties	—	3,937,009	—	3,937,009
Write-down of inventory to market	—	3,556	—	3,556
Depletion, depreciation and amortization — oil and gas properties	211,264	879,222	879,503	1,593,297
Depreciation and amortization — other assets	69,601	112,718	476,492	306,045
Loss on extinguishment of debt	—	—	1,146,674	—

Total expenses	1,497,377	7,008,653	7,488,272	10,587,257

Loss before income tax expense and cumulative effect of accounting change	(1,078,767)	(6,187,608)	(5,513,452)	(8,118,382)

Income tax expense	—	—	—	—

Net loss before cumulative effect of accounting change	(1,078,767)	(6,187,608)	(5,513,452)	(8,118,382)
Cumulative effect of accounting change	—	—	—	(326,381)

Net loss	(1,078,767)	(6,187,608)	(5,513,452)	(8,444,763)

Other comprehensive income (loss) — net of tax:
Foreign exchange translation	501,273	546,316	299,586	187,329

Other comprehensive income (loss)	501,273	546,316	299,586	187,329
Comprehensive loss	(577,494)	(5,641,292)	(5,213,866)	(8,257,434)

Basic and diluted loss per share before cumulative effect of accounting change	(0.02)	(0.18)	(0.14)	(0.28)

Cumulative effect of accounting change	—	—	—	(0.01)

Net loss per share	(0.02)	(0.18)	(0.14)	(0.29)

Weighted average number of shares outstanding
Basic	43,684,177	33,637,725	38,433,032	29,604,454

Diluted	43,684,177	33,637,725	38,433,032	29,604,454

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month and nine-month periods ended September 30, 2005 and September 30, 2004

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
	$	$	$	$
Cash flows from operating activities:
Net loss	(1,078,767)	(6,187,608)	(5,513,452)	(8,444,763)
Non cash items:
Depreciation, depletion and amortization	280,865	991,940	1,355,995	1,899,342
Impairment of oil and gas properties	—	3,937,009	—	3,937,009
Interest and financing costs	63,190	872,743	2,451,667	2,164,291
Foreign exchange (gain) loss	501,274	546,525	299,586	187,398
Write-down of inventory to market	—	3,556	—	3,556
Loss on extinguishment of debt	—	—	1,146,674	—
Cumulative effect of accounting change	—	—	—	326,381
Non cash compensation expense	6,750	—	47,250	—
Changes in working capital items:
Accounts receivable	(292,616)	(34,031)	587,900	154,711
Oil inventory	809	15	(478)	4,820
Prepaid expenses	(90,150)	103,194	20,628	91,566
Accounts payable, accrued liabilities and interest	377,898	(434,410)	145,723	1,694,072

Net cash (used in) provided by operating activities	(230,747)	(201,067)	541,493	2,018,383

Cash flows from investing activities:
Purchase and development of oil and gas properties	(571,381)	(1,466,194)	(1,847,046)	(5,203,034)
Purchase of fixed assets	(1,085)	(34,855)	(27,534)	(94,866)

Net cash used in investing activities	(572,466)	(1,501,049)	(1,874,580)	(5,297,900)

Cash flows from financing activities:
Issuance of notes payable	—	—	100,000	—
Payment of notes payable	(170,030)	(37,814)	(367,465)	(117,840)
Proceeds from issuance of common stock for private placement	863,913		1,463,167	—
Private placement/debenture amendment costs	(23,914)	—	(87,650)	—
Other	—	—	4,724	—
Issuance of capital stock (net of Costs of $233,095)	—	1,432,844	—	1,432,844
Exercise of stock options	—	64,000	—	416,000

Cash provided by financing activities	669,969	1,459,030	1,112,776	1,731,004

Effect of exchange rate changes on cash	—	(209)	—	(69)
Increase (decrease) in cash and cash equivalents	(133,243)	(243,295)	(220,310)	(1,548,582)

Cash beginning of period	216,750	344,823	303,817	1,650,110

Cash end of period	83,507	101,528	83,507	101,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the three-month and nine-month periods ended September 30, 2005 and September 30, 2004

	Three months		Nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
	$	$	$	$
Supplemental disclosures:
Interest paid, net of capitalized interest	184,977	63,472	431,553	290,454
Non cash investing and financing activities:
Common stock issued for professional services provided relating to restructuring of Debentures	250,000	—	250,000	—
Principal amount of 8% debentures converted to common stock	—	—	500,000	140,000
Prepaid expenses financed	—	—	215,219	155,744
Accounts payable refinanced with notes payable	991,821	—	1,261,821	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005 and 2004
1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited condensed consolidated financial statements for the three-month and nine-month periods ended September 30, 2005 and 2004 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month and nine-month periods ended September 30, 2005 are not indicative of the results that may be expected for the full year ending December 31, 2005.

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005 and 2004

	Three Months Ended,		Nine Months Ended,
	September 30		September 30
	2005	2004	2005	2004
	$	$	$	$
Net loss, as reported	(1,078,767)	(6,187,608)	(5,513,452)	(8,444,763)
Add back: Total stock-based compensation expense included in net loss, net of related tax effects	6,750	—	47,250	—
Less: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(53,656)	(26,836)	(344,218)	(188,508)

Pro forma net loss	(1,125,673)	(6,214,444)	(5,810,420)	(8,633,271)

Loss per share:
Basic and diluted-as reported	(0.02)	(0.18)	(0.14)	(0.29)

Basic and diluted-pro forma	(0.03)	(0.18)	(0.15)	(0.29)

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period, which is two years. Due to the timing of the option grants in 2004 and shareholder approval in 2005, the vesting period for the 2004 options is eighteen months. Because the Company’s stock options vest normally over two years and additional awards may be made each year, the above pro forma disclosures may not be representative of the effects on pro forma net income for future quarters.

Income tax expense

SFAS 109 requires that the Company record a valuation allowance when it is more likely than not that a portion or all of the deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2004 and September 30, 2005, the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003. Interest cost on the debentures includes interest expense at the stated rate and accretion of discount, which is determined using the effective interest method. Discount accretion during the three and nine months ended September 30, 2005 was $63,000 and $2,326,000,

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005 and 2004
respectively. Additionally, upon conversion of the debentures, any unamortized balance of the discount associated with principal converted is included in interest cost, net of any amounts capitalized. During the nine months ended September 30, 2005, $125,000 of unamortized discount was written off to interest expense in conjunction with conversions of the debentures. All components of interest cost, except interest costs associated with Debenture conversions and amortization of Debenture discount, qualify for capitalization to oil and gas properties. A portion of interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on the outstanding borrowings. During the three and nine months ended September 30, 2005, interest cost capitalized amounted to $86,000 and $328,000, respectively.
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
September 30, 2005 and 2004
have been outstanding if previously granted stock options had been exercised, unless they are anti-dilutive.

A reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share were as follows:

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2005 (1)	2004 (2)	2005 (1)	2004 (2)
	$	$	$	$
Numerator — net loss before cumulative effect of accounting change
Basic	(1,078,767)	(6,187,608)	(5,513,452)	(8,118,382)
Diluted	(1,078,767)	(6,187,608)	(5,513,452)	(8,118,382)
Cumulative effect of accounting change	—	—	—	(326,381)
Net loss — basic	(1,078,767)	(6,187,608)	(5,513,452)	(8,444,763)
Net loss — diluted	(1,078,767)	(6,187,608)	(5,513,452)	(8,444,763)
Denominator — weighted average number of shares outstanding
Basic	43,684,177	33,637,725	38,433,032	29,604,454
Diluted	43,684,177	33,637,725	38,433,032	29,604,454

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

The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses during the first three quarters of 2005 and during the year ended December 31, 2004 totaling approximately $5.5 million and $14.9 million, respectively, and has a working capital deficiency and an accumulated deficit at September 30, 2005, which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005 and 2004
other current liabilities.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The ability of the Company to continue as a going concern is dependent upon adequate sources of capital and the Company’s ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop its oil and gas reserves and pay its obligations.

In the ordinary course of business, the Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with the proceeds of debt and private and public offering of its securities. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and an inability to sell more of its common stock or refinance its debt with current lenders or new lenders, which would likely have a further material adverse effect on the Company.

Management’s strategy is to obtain additional financing or participation with industry partners. Certain covenants included in the 8% convertible secured debentures in the amount of $11,175,000 due September 30, 2006, limit the amount of additional indebtedness the Company can incur to $2 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. During the third quarter of 2005, the Company completed a private sale of 12,193,333 shares of common stock for gross proceeds of $1,463,000 ($1,428,000 net) of which $599,000 had been received as of June 30, 2005 and the remaining balance received during the quarter ended September 30, 2005. Additionally, 2,170,000 shares were issued as payment for professional services in the amount of $250,000 relating to restructuring of the 8% Convertible Secured Debentures. The securities have been issued in reliance upon the exemption from the registration requirements of the US Securities Act of 1933, as amended (the “Act”), afforded by Regulation D and Section 4(2) and pursuant to Regulation S under the Act. The shares sold may not be reoffered or resold by the purchasers absent registration under the Act or an applicable exemption from the registration requirements of the Act. There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

4	Notes Payable and Long Term Debt

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005 and 2004
8% Convertible secured debentures

On October 21, 2003 and October 31, 2003, the Company completed financing transactions of $11.695 million and $305,000, respectively, by issuing the Debentures. The Debentures were repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. At the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into common shares of the Company at any time prior to maturity at a conversion price of $0.45 per share, subject to antidilution adjustment, and the Debentures are redeemable by the Company at any time after October 1, 2004 if the weighted average price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166 2/3% of the conversion price. A finder’s fee in the amount of $360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing. The Debentures are collateralized by substantially all of the Company’s assets. The Debentures have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions.

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

In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to US$0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with the Company pursuant to which the third party is granted the right to drill one or more wells on any of the Company’s properties and commenced that drilling activity. Under the amendments, 74,500,000 shares may be issued upon full conversion of the Debentures at the reduced conversion price. On June 23, 2005, stockholders of the Company voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock of the Company from 100 million to 250 million and adjust par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments.

The amendments to the Debentures resulted in the extinguishment of debt and recognition of a loss of $1,147,000. At the date of the amendment and at September 30, 2005, $11,175,000 in Debentures was outstanding. As a result of the extinguishment and recognition of loss, these Debentures were recorded at their fair market value on June 23, 2005 reflecting the present value of future cash flows and the option value of the underlying convertible shares.

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005 and 2004
Notes payable

On February 2, 2005, the Company entered into a $100,000 unsecured short-term note with a New York Prime floating interest rate with Citizens Bank of Oklahoma. The maturity date of the note is November 6, 2005, which was subsequently extended to February 6, 2006. All principal and interest is due at maturity.

On March 15, 2005, the Company converted its $270,000 accounts payable balance to Halliburton Energy Services to a note payable. As of September 30, 2005, two monthly payments of $45,000 remain to be made with interest at the rate of 10% per annum.

On April 15, 2005, the Company entered into an agreement to finance its insurance premiums totaling $215,000. As of September 30, 2005, the note balance was $70,000 and will be paid by four monthly payments of $17,705, which include interest at the rate of 8% per annum.

On August 24, 2005, the Company converted an accounts payable balance of $486,000 to Parker Drilling Company to a note payable. Monthly payments of $25,000, which include interest at the rate of 7% per annum, are to be made through June 2007.

On September 7, 2005, the Company converted its $86,000 accounts payable balance to Eaton Oil Tools to a note payable. Beginning September 15, 2005, twelve monthly payments of $7,435 will be made with the final payment including all interest accrued at the rate of 6.5% per annum.

On September 22, 2005, the Company agreed to convert its $420,000 accounts payable balance to Ambar Drilling Fluids to a note payable. Beginning September 22, 2005, interest is accrued at 4% per annum with payment of the principal balance and interest due on or before March 22, 2006.

5	Commitments and contingencies

Bank of Oklahoma, N.A. has issued an irrevocable standby letter of credit, dated December 24, 2004 and expiring December 24, 2005, in the amount of $125,000 drawn in favor of RLI Insurance Company securing a surety bond in favor of the Louisiana Office of Conservation for plugging and abandonment obligations, which may occur as a result of drilling operations in St. Charles Parish, Louisiana.

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
September 30, 2005 and 2004
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

6	Subsequent events

On October 19, 2005 the Company executed the definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, Inc. (“Dune”), providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres. A preliminary agreement which provided for the execution of a definitive agreement was entered into on September 12, 2005.

Pursuant to the terms of the Agreement, Dune agreed to pay to the Company a prospect fee in the amount of $1.0 million, of which $225,000 was paid on September 14, 2005, $225,000 was paid on September 30, 2005, $225,000 was paid on October 19, 2005, $162,500 is due on November 30, 2005 and $162,500 is due on January 10, 2006. In the event the Company and Dune elect to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune of a log from either of those two wells, Dune will pay to the Company an additional prospect fee of $500,000.

The area of mutual interest created by the Agreement, in which the Company and Dune have agreed to share all rights, title and interest owned or acquired on an equal basis, includes the Company’s Bayou Cuba lease acreage of approximately 1,319 acres, the acreage covered by the Company’s development agreement with ExxonMobil Corporation (“ExxonMobil”) of approximately 11,486 acres and an additional 31,367 acre area, as well as any additional acreage offered to the Company or Dune by ExxonMobil as the result of the acquisition of additional 3-D seismic data by the parties under the terms of the Agreement. If either party acquires any interests in lands included in the area of mutual interest created by the Agreement, the acquiring party is required to notify the non-acquiring party which will have the opportunity to participate in the acquisition by paying its proportionate share of the price for such properties.

Under the terms of the Agreement, the Company agreed to share with Dune the Company’s 3-D seismic data covering an area of approximately 23.138 square miles within the area of mutual interest. The Company and Dune agreed to initiate discussions with ExxonMobil to acquire additional 3-D seismic data with each party to pay equally for the cost of acquiring the data.

The Agreement provides that either party can propose drilling prospects with the non-proposing party given the right to participate in the drilling prospect and pay its proportionate share of all drilling and completion costs. The Company will be the operator of each drilling prospect and

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2005 and 2004
completed well, subject to the rights of ExxonMobil under its development agreement with the Company.

The Agreement will remain in effect so long as the Company’s development agreement with ExxonMobil remains in effect. The Agreement excludes certain specified existing wells of the Company, certain litigation rights of the Company, and the Company’s production facility and equipment and personal property. The Company’s interest in the area of mutual interest created by the Agreement is subject to the terms of other agreements to which the Company is a party.

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
     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in years 2004 and 2003, totaling approximately $14.9 and $5.7 million, respectively, and have a net loss of $5.5 million in the nine month period ended September 30, 2005, and have a working capital deficiency and an accumulated deficit at September 30, 2005 all of which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings. We have principally financed our activities using debt and private and public equity financing. We have no line of credit or other financing agreement providing borrowing availability. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and our ability to attain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves. See the discussion under the caption “How We Have Financed Our Activities”.
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
     In the ordinary course of business, we have made and intend to seek to continue to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements with the proceeds of debt and public and private offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas as well as the quantities of oil and gas we produce. A reduction in and limitations on planned capital spending or an extended decline in oil and gas prices or decline in the quantities of oil and gas we produce would result in less than anticipated cash flow from operations, a lessened ability to raise capital through a sale of shares of our common stock, and a lessened ability to refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise additional capital.
     A Comparison of Operating Results For The Nine Months Ended September 30, 2005 and September 30, 2004
     We incurred a net loss of $5,513,000 during the nine months ended September 30, 2005 compared to a net loss of $8,445,000 for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, our revenues were comprised of oil and gas sales and operations income totaling $2,272,000 before a reduction of $297,000 due to the allocation of a pre-existing overriding royalty between various working interest owners. This compares with oil and gas sales and operations income of $2,467,000 during the same period of 2004. Our oil and gas sales and operations income for the nine months ended September 30, 2005 decreased due to a decline in production which was offset by higher oil and gas prices. Our net average daily production for the nine-month period ended September 30, 2005 decreased by 36% over the same period of the prior year, from 926 (240 net) barrels of oil equivalent per day to 574 (154 net) barrels of oil equivalent per day. Partially offsetting this decline in production was the higher average realized prices from oil and natural gas sales, which increased by 43%, from an average of $36.38 per barrel of oil equivalent for the nine months ended September 30, 2004 to $52.09 per barrel of oil equivalent for the nine months ended September 30, 2005. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. Additionally, wells drilled during the quarter are expected to increase production in subsequent quarters.
     Our total expenses were $7,488,000 for the nine months ended September 30, 2005 compared to $10,587,000 for the nine months ended September 30, 2004. Our general and administrative expenses during the nine months ended September 30, 2005 were $1,234,000 compared to $1,414,000 during the nine months ended September 30, 2004. These expenses decreased in 2005 largely because professional services fees decreased during 2005 compared to 2004. We had no litigation expenses during the nine months ended September 30, 2005 compared to $216,000 of such expense during the nine months ended September 30, 2004 attributable to the defense and settlement of various lawsuits.
     Interest and financing costs increased from $2,455,000 for the nine months ended September 30, 2004 to $2,884,000 for the nine months ended September 30, 2005. Interest and financing costs incurred during the nine-month period ended September 30, 2005 consist primarily of interest cost associated with our 8% convertible secured debentures issued in October 2003. Interest cost on the debentures includes interest expense at the stated rate and accretion of discount, which is determined using the effective interest method. Discount accretion during the nine months ended September 30, 2005 was $2,326,000. Discount accretion for the three months ended September 30, 2005 of $63,000 was significantly lower than discount accretion incurred for the six months ended June 30, 2005 of $2,263,000 due to the extinguishment of debt resulting from the amendments to the Debentures in June 2005.

Additionally, upon conversion of the debentures, the unamortized balance of the discount associated with the principal converted is included in interest cost during the period. During the nine months ended September 30, 2005, $125,000 of unamortized discount was written off to interest expense in conjunction with conversions of the Debentures. All components of interest cost, except interest costs associated with Debenture conversions and amortization of Debenture discount, qualify for capitalization to oil and gas properties. A portion of interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on the outstanding borrowings. Interest and financing costs incurred during the nine-month period ended September 30, 2005 amounted to $3,212,000, of which $328,000 was capitalized to oil and gas properties.
     Lease operating expenses of $382,000, production taxes of $186,000 and depletion, depreciation and amortization of $1,356,000 during the nine months ended September 30, 2005 changed from $305,000, $170,000, and $1,899,000, respectively, during the nine months ended September 30, 2004. Lease operating expenses increased due to the overall higher costs for all services. Production taxes increased as a result of higher commodity prices and certain wells no longer being tax exempt. Higher production taxes for the first nine months of 2005 were partially offset by a reduction of $22,000 due to the allocation of a pre-existing overriding royalty between various working interest owners The decrease in depletion, depreciation and amortization is a result of a lower depreciable basis due to impairments of oil and gas properties recorded in 2004.
     During the nine months ended September 30, 2005, we had a foreign exchange loss of $300,000, compared to a foreign exchange loss of $187,000 for the nine months ended September 30, 2004. The foreign exchange loss recognized during the nine months ended September 30, 2005 and 2004 was caused by the weakening of the US dollar against the Canadian dollar.
     The amendments to the Debenture Indenture executed in June 2005, which extended the maturity date of the Debentures for one year to September 30, 2006 and reduced the conversion price from $0.43 per share to $0.15 per share, subject to anti dilution adjustment, among other things, was treated under generally accepted accounting principles as an extinguishment of debt and resulted in a loss of $1,147,000 during the nine months ended September 30, 2005. There was no comparable charge during the nine months ended September 30, 2004. At the date of the amendments and at September 30, 2005, $11,175,000 principal amount of Debentures was outstanding. As a result of the extinguishment and recognition of loss, these Debentures were recorded on our balance sheet at their fair market value on June 23, 2005 reflecting the present value of future cash flows and the option value of the underlying convertible shares. As of September 30, 2005 a discount amount of $270,000 is being amortized to interest expense over the life of the Debentures using the effective interest method. In the event any Debentures are converted prior to September 30, 2006, any unamortized discount attributed to those proportionate holdings will be reflected in interest expense at the time of conversion. Through September 30, 2005, approximately $825,000 principal amount of Debentures had been converted into 1,904,133 shares of our common stock, resulting in a write-off of unamortized discount to interest expense of $263,000.
Liquidity and Capital Resources
A Comparison of Cash Flow For The Nine Months Ended September 30, 2005 and September 30, 2004
     Our net cash provided by operating activities was $541,000 for the nine months ended September 30, 2005 as compared to net cash provided by operating activities of $2,018,000 for the nine months ended September 30, 2004, a decrease of $1,477,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $754,000 and $1,945,000 during the nine months ended September 30, 2005 and 2004, respectively, because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.
     We used $1,875,000 of net cash in investing activities during the nine months ended September 30, 2005 compared to net cash used of $5,298,000 in 2004. The cash used in investing activities in 2004 includes $5,203,000 for the purchase and development of oil and gas properties and $95,000 for the purchase of fixed assets compared to $1,847,000 and $28,000, respectively, in 2005. Higher expenditures for the purchase and development of oil and gas properties during the first nine months of 2004 are a result of higher drilling activity as compared to the same period of 2005. The 2005 expenditures are primarily a result of the recompletion of wells drilled in prior periods by us and the recompletion of existing wellbores on the Bayou Couba lease.
     We had $1,113,000 net cash provided by financing activities for the nine months ended September 30, 2005 compared to $1,731,000 provided in 2004. Cash inflows provided by financing activities during the nine months ended September 30, 2005 were primarily due to a private sale of our common stock resulting in gross proceeds of $1,463,000 ($1,428,000 net) and a short-term bank loan in the amount of $100,000, partially offset by scheduled payments on certain of our obligations. For the nine months ended September 30, 2004 net cash inflows from financing activities were primarily a result of the completion of a Rights Offering for net proceeds of $1,433,000, and the exercise of employee stock options for the total proceeds of $416,000, partially offset by scheduled payments on certain of our obligations.
     Revenues during the year ended December 31, 2004 and the first nine months of 2005, have not been sufficient to fund our operations and drilling program during those periods. We have funded our capital expenditures and operating activities through a series of public and private debt and equity transactions. At September 30, 2005, we do not have any available borrowing capacity under existing credit facilities. During the third quarter of 2005, we completed a private sale of 12,193,333 shares of our common stock for gross proceeds of $1,463,000 ($1,428,000 net). Additionally, 2,170,000 shares were issued as payment for professional services in the amount of $250,000 relating to restructuring of the 8% Convertible

Secured Debentures. The securities have been issued in reliance upon the exemption from the registration requirements of the US Securities Act of 1933, as amended (the “Act”), afforded by Regulation D and Section 4(2) and pursuant to Regulation S under the Act. The shares sold may not be reoffered or resold by the purchasers absent registration under the Act or an applicable exemption from the registration requirements of the Act.
     We have substantial needs for funds to develop our oil and gas prospects and opportunities identified in the AMI we share with ExxonMobil Corp. Any capital expenditures we currently intend to make will be funded from our available cash flows and the proceeds of the private sale of our securities referred to above. To the extent additional funds are required to fully exploit and develop the ExxonMobil Corp. AMI, it is management’s plan to raise additional capital through the private or public sale of our equity securities, borrowings, or the sale of interests in our drilling activities; however, we currently have no firm commitment from any potential investors, other than the agreement with Dune Energy, Inc. discussed below, and such additional capital may not be available to us in the future.
     On August 26, 2005, we commenced operations to re-enter an existing wellbore located on the Bayou Couba lease and drill to a location which is deemed to be a developmental location. Our expenditure share for this activity is approximately $400,000.
     On October 19, 2005, we executed the definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, Inc. (“Dune”), providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres. A preliminary agreement which provided for the execution of a definitive agreement was entered into on September 12, 2005.
     Pursuant to the terms of the Agreement, Dune agreed to pay us a prospect fee in the amount of $1.0 million, of which $225,000 was paid on September 14, 2005, $225,000 was paid on September 30, 2005, $225,000 was paid on October 19, 2005, $162,500 is due on November 30, 2005 and $162,500 is due on January 10, 2006. In the event we and Dune elect to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune of a log from either of those two wells, Dune will pay us an additional prospect fee of $500,000.
     The area of mutual interest created by the Agreement, in which we have agreed with Dune to share all rights, title and interest owned or acquired on an equal basis, includes our Bayou Cuba lease acreage of approximately 1,319 acres, the acreage covered by our development agreement with ExxonMobil Corporation (“ExxonMobil”) of approximately 11,486 acres and an additional 31,367 acre area, as well as any additional acreage offered to us or Dune by ExxonMobil as the result of the acquisition of additional 3-D seismic data by the parties under the terms of the Agreement. If either party acquires any interests in lands included in the area of mutual interest created by the Agreement, the acquiring party is required to notify the non-acquiring party which will have the opportunity to participate in the acquisition by paying its proportionate share of the price for such properties.

     Under the terms of the Agreement, we have agreed to share with Dune our 3-D seismic data covering an area of approximately 23.138 square miles within the area of mutual interest. We agreed with Dune to initiate discussions with ExxonMobil to acquire additional 3-D seismic data with each party to pay equally for the cost of acquiring the data.
     The Agreement provides that either party can propose drilling prospects with the non-proposing party given the right to participate in the drilling prospect and pay its proportionate share of all drilling and completion costs. We will be the operator of each drilling prospect and completed well, subject to the rights of ExxonMobil under its development agreement with us.
     The Agreement will remain in effect so long as our development agreement with ExxonMobil remains in effect. The Agreement excludes certain specified existing wells of ours, certain of our litigation rights, and our production facility and equipment and personal property. Our interest in the area of mutual interest created by the Agreement is subject to the terms of other agreements to which we are a party.
     Other than the costs to complete the well commenced on August 26, 2005, we have no other commitments to expend additional funds for drilling activities for the rest of 2005.
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
     On June 23, 2005 our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of Common Stock from 100 million to 250 million and reduce the par value from $0.01 to $0.001 per share. The increases in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, were the final conditions to effecting an amendment of our outstanding Debentures. The amendment, which had previously been approved by the holders of the Debentures, extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of common stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commences that drilling activity. Under the amendments, up to 74,500,000 shares may be issued upon full conversion of the Debentures at the reduced conversion price.
     During the third quarter of 2005, we completed a private sale of 12,193,333 shares of our common stock for gross proceeds of $1,463,000 ($1,428,000 net). Additionally, 2,170,000 shares were issued as payment for professional services in the amount of $250,000 relating to restructuring of the 8% Convertible Secured Debentures.
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
     Management’s strategy is to obtain additional financing or participation with industry partners. Certain covenants included in our Debentures, limit the amount of additional indebtedness we can incur to $2.0 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance our Debentures and to fund our operations and capital expenditures. Failure to obtain additional financing can be expected to adversely affect our ability to further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that we will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

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
ITEM 3. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including Michael K. Paulk, our President, and Steven P. Ensz, our Vice President, Finance, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the quarter ended September 30, 2005, we issued and sold an aggregate of 12,193,333 shares of our common stock to 25 persons for an aggregate consideration of $1,463,000 paid in cash. Each person has represented his intention to acquire the securities for investment only and not with a view to distribution. The subscribers agreed that legends are to be affixed to the stock certificates.
     During the quarter we also issued 2,170,000 shares in satisfaction of an invoice for services rendered in the restructuring of the 8% Convertible Secured Debentures.
     The securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Regulation D and Section 4(2) and pursuant to Regulation S under the Act. No underwriter was involved in the sale of the securities.
     Of the shares issued during the quarter, we previously reported the issuance of the 12,193,333 shares on Current Reports on Form 8-K for July 29, 2005 and August 15, 2005.
Item 6. Exhibits
     (a) Exhibits
     (c) Exhibits:

Exhibit Number	Description of Document
10.1(1)	Letter Agreement between the Company and Dune Energy, Inc.*

10.2 (1)	Consent accepted September 12, 2005 received from Exxon Mobil Production Corporation*

31.1 (1)	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2 (1)	Certification of Chief Financial Officer Pursuant to Rule 13a- 14(a)

32.1 (1)	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)

32.2 (1)	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)

(1)	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATURAL ENERGY CORPORATION (Registrant)
Date: November 14, 2005	/s/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/s/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer