Form 10KSB
period 2005-12-31
American Natural Energy Corp
filed 2006-04-17
CIK 870732

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB
Mark One:

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2005; or

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

Common Stock, par value $.001 per share

(Title of Each Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State Issuer’s revenues for its most recent fiscal year: $2,626,801.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 30, 2006, was $6,586,364. (Non-affiliates have been determined on the basis of holdings set forth in Item 11 of this Annual Report on Form 10-KSB.)
     The number of shares outstanding of each of the Issuer’s classes of common equity, as of March 30, 2006, was 50,664,342 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
None

10

PART I
Item 1 — Description of Business:
     American Natural Energy Corporation is engaged in the acquisition, development, exploitation and production of oil and natural gas. On December 31, 2001, we acquired the oil and natural gas and related assets of Couba Operating Company (“Couba”). Since 2002 through December 31, 2005, we returned to production 9 (7.31 net) well bores drilled by the prior owners on the Couba properties we acquired. Our drilling activities commenced in February 2003 and as of December 31, 2005, we had drilled and completed 10 (3.21 net) wells. By December 31, 2005, our combined production from all our producing wells (19 gross, 10.52 net) was approximately 606 (122 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. All of our drilling and production activities are conducted in St. Charles Parish, Louisiana. We continue to need and seek material amounts of additional capital to further our oil and natural gas development and exploitation activities.
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
     Our Louisiana Properties. On December 31, 2001, we acquired the assets and capital stock of Couba. Couba, organized in 1993, was primarily engaged in the production of oil from properties located in St. Charles Parish, Louisiana. Couba’s principal acreage is the Bayou Couba Lease under which Couba owned a 72% working interest in 1,319.991 gross acres. Production from the wells commenced in 1941 and only oil and non-commercial quantities of natural gas were produced. Natural gas had never been produced in commercial quantities, and all gas production wells from the original development of the property were plugged.
     The principal asset of Couba that we acquired was the Bayou Couba Lease. The lessor is Exxon-Mobil Corp. and the lease is held by production of oil and gas on the property. The additional Couba assets we acquired include a gathering system covering approximately 25 miles located on the Bayou Couba Lease, used solely as a production collection system among the wells on the leased property leading to a product distribution point, and various production facilities, geological data, well logs and production information. The information includes 3-D seismic information completed in 1997. The seismic information relates to an area of approximately 23.5 square miles that includes the Bayou Couba Lease, among other acreage. The gathering system we acquired was initially not in operable condition. Subsequently, as part of approximately $1.1 million we expended to restore existing wells to production, we refurbished and upgraded the system so as to be usable. At present, the system, which consists of flow lines, connections and related facilities, is used to transport our production of oil and gas to points where it is trans-shipped and sold.
     Our State of Louisiana Lease. In February 2002, we leased 1,729 acres from the State of Louisiana giving us in excess of an aggregate of approximately 3,000 net acres under lease at December 31, 2004, all within the boundaries of the proprietary 3-D seismic data. This lease was renewed annually in 2003 and 2004 and expired in February 2005. We may seek in the future to re-lease a portion of the acreage included in the original 2002 lease.
     ExxonMobil Joint Development Agreement. In November 2002, we entered into a four-year joint development agreement with ExxonMobil relating to both our Couba properties and additional properties owned by ExxonMobil. In December 2003, we entered into an amendment to that agreement (the “Expansion Amendment”). The agreement, as amended, creates an area of mutual interest (“AMI”) covering approximately 11,000 acres, all within the 23.5 square mile 3-D seismic area and calls for both parties to make available for development, leases and/or mineral interests each owns within the AMI. The Expansion Amendment expanded the AMI by 2,560 acres, to a depth of 14,000 feet in the additional acreage, subject to us drilling two wells on the property to depths of 8,000 and 7,700 feet, respectively. The first well was drilled and plugged after reaching total depth. The second well reached the minimum depth required under the Expansion Amendment on February 12, 2004. In addition, the Expansion Amendment extended the term of the AMI by an additional year to a term of five years ending in November 2007. In exchange for entering into the Expansion Amendment, ExxonMobil received a carried interest whereby we pay the drilling expenses incurred in the two wells to the point at which a determination is to be made whether or not to complete the well, after which if ExxonMobil elects to participate in the completion of the well, it will receive a 50% working interest or a 25% royalty interest in the wells. Under the joint development agreement, both parties may propose wells for drilling and the non-proposing party may elect whether or not to participate, with that election affecting only the proposed location. If both parties elect to participate in the proposed well, the interest in the well is shared equally. Each party is responsible for its share of costs to develop the acreage within the AMI. Operations of the wells are at the election of ExxonMobil, but we anticipate that we will drill and operate most wells within the AMI.
     The second well drilled under the Expansion Amendment was abandoned after we encountered mechanical problems in removing the drilling tools after reaching a total depth of approximately 11,500 feet. We are evaluating whether to re-drill the well. We have initiated a lawsuit against the supplier of the tools which we claim caused the mechanical failure seeking to recover the damages we sustained, including, among other damages, the cost of redrilling the well and our expenses in attempting to mitigate our losses. The lawsuit is presently scheduled for trial in May 2006.

     Our Dune Energy Agreements. In September 2005, we entered into a participation agreement with Dune Energy, Inc. (“Dune Energy”). Pursuant to the agreement, Dune Energy acquired certain exploration and development rights in our ExxonMobil Corp. joint development agreement. The agreement also creates an area of mutual interest in the ExxonMobil Corp. lands as well as certain additional lands including the Bayou Couba Lease lands. Under the agreement, a prospect fee of $1.0 million was required to be paid, all of which has been paid as of January 31, 2006. The agreement provides Dune Energy with the right to participate in 50% of our development rights in the Bayou Couba lease. Dune Energy may also participate in the exploration rights in the ExxonMobil Corp. acreage in exchange for the payment of an additional $500,000. Each party will pay their respective share of drilling, completion and operations costs.
     Seismic Survey Participation Agreement. On March 8, 2006, we agreed to participate in a 3D seismic survey which will cover the 23.5 square mile area over which we and Dune Energy, our exploration and development partner, presently have 3D seismic coverage as well as approximately 36.5 additional square miles. The one year exclusive license to the survey results over the 60 square miles being acquired by us is part of a larger regional survey being conducted by Seismic Exchange, Inc. (“SEI”) which includes all of our Bayou Couba project area subject to our ExxonMobil Corp. joint development agreement. The new survey is intended to image more effectively formations deeper than are currently imaged by our existing 3D seismic survey. The license fee under the agreement is $1.0 million, payable in installments upon the occurrence of certain events, including $600,000 upon execution of the agreement. Dune Energy provided the interim financing for our share of the 3D seismic survey costs. We are to contribute a share of future seismic costs in order to equalize the participation in the seismic survey at 50% each. We have agreed with Dune Energy that if we are unable to pay our share of costs we will provide Dune Energy a license in our existing 3D seismic survey. Upon the completion of the survey and seismic interpretation, we and ExxonMobil Corp. have agreed to extend our Joint Development Agreement by two years to November 2009.
     Our TransAtlantic Agreements. In March 2003, we assigned a 10% participation interest in the Bayou Couba Lease, our lease with the State of Louisiana and the ExxonMobil Corp. AMI to TransAtlantic Petroleum Corp. (“TransAtlantic”) in partial consideration for a $2.0 million financing. This agreement, which has a term of four years or the expiration of the agreement with ExxonMobil Corp., whichever is longer, grants to TransAtlantic the right to acquire a 10% interest in any property we acquire in the 23.5 square mile area, including any property interests acquired through our agreement with ExxonMobil Corp. TransAtlantic is engaged in the exploration, development and production of crude oil and natural gas in Nigeria and the United States. On March 8, 2006, we executed a letter of intent with TransAtlantic to purchase TransAtlantic’s interests in the Bayou Couba project and the $3.0 million principal amount of debentures held by TransAtlantic. We agreed to pay a total of $3.8 million for TransAtlantic’s Bayou Couba assets and the debentures. Closing is anticipated to occur within 90 days with an effective date as of the first day of the month in which the transaction closes. The transaction is subject to us obtaining financing to effect the transaction, the negotiation, preparation and execution of a mutually acceptable definitive agreement and the approval of the respective Boards of both companies.
     As a consequence of the 2,237,136 shares of our common stock it purchased in August 2005 in a private placement from us and its purchase of $3.0 million principal amount of our 8% Convertible Secured Debentures in October 2003, convertible into 20,000,000 shares of our common stock, TransAtlantic is the beneficial holder of a total of 22,237,136 shares of our common stock.
Oil and Gas Reserves
     The tables below set forth information as of December 31, 2005 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Summa Engineering, Inc. The calculations which Summa Engineering, Inc. used in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission (“SEC”) guidelines. All estimates were prepared based upon a review of production histories and other geologic, economic, ownership and engineering data we believe to be accurate. The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves we own. Netherland Sewell & Associates, Inc. had prepared reports on estimated proved reserves and estimated future net revenues therefrom in 2004 and prior years.

	OIL	GAS	TOTAL
	(Mbbl)	(Mmcf)	(Mbble)
Proved developed producing	135.61	71.87	147.58
Proved developed non-producing	—	—	—
Proved undeveloped	181.32	1,784.28	478.70
Total proved	316.93	1,856.15	626.28

		Proved
	Proved	Developed
	Developed	Non-	Proved	Total
	Producing	producing	Undeveloped	Proved
Estimated future net revenue(a)	$5,974,924	—	$16,882,270	$22,857,194
Present value of future net revenue(b)	$4,841,553	—	$12,107,888	$16,949,441
Standardized measure of discounted future net cash flows	$4,841,553	—	$12,107,888	$16,949,441

(a)	Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2005. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $60.21 per barrel of oil and $9.24 per mcf of gas.

(b) Present value of future net revenues represents estimated future net revenues discounted using an annual discount rate of 10%. The present value of future net revenue is equivalent to the standardized measure of discounted future net cash flows at December 31, 2005 as there is no future income tax provision.
     The future net revenue attributable to our estimated proved undeveloped reserves is calculated to be $16.9 million at December 31, 2005, with the present value thereof to be $12.1 million, based on us expending approximately $2.2 million during 2006 and an additional $4.6 million in future periods to develop these reserves. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. At December 31, 2005, the capital necessary to develop these additional reserves was unavailable to us. Through December 31, 2005, we had expended approximately $13.1 million in exploration and development of the Bayou Couba properties.
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
     The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2005, all of our operations and reserves are located in that area.

Drilling Activity
     The following table sets forth information as to the wells we completed during the periods indicated. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

			Year Ended December 31,
	2003		2004(1)		2005(2)
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	5.0	1.56	-0-	-0-	3.0	0.61
Non-productive	-0-	-0-	-0-	-0-	-0-	-0-
Exploratory
Productive	1.0	0.63	1.0	0.42	-0-	-0-
Non-productive	1.0	0.35	2.0	1.49	-0-	-0-

(1)	Excludes 3 (2.44 net) wells drilled by prior owners on the Bayou Couba properties which we returned to production during 2004.

(2)	Excludes 1 (.81 net) well drilled by prior owners on the Bayou Couba properties which we returned to production during 2005.
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
Activities During 2005 and Present Activities
     During 2005, we restored to production 1 (.81 net) well that had been acquired as part of the original Bayou Couba acquisition. We also drilled and completed 3 (.61 net) development wells.
     At December 31, 2005, combined production from all our producing wells on the property was approximately 606 (122 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.
     Our plans for 2006 include drilling at least one exploratory well. Because of our limited available capital, drilling of this well is contingent on our securing industry participation or other financing for the drilling and completion costs. Such participation or financing has not yet been secured and we are unable to state at this time the expected terms of such participation or financing. Additionally, we are subject to industry limitations on the availability of drilling rigs of sufficient size and configuration that is required to drill such well. We have a rig committed at present commercial rates which will be available during the summer months, subject to our ability to satisfy the financial requirements of the drilling obligation. At December 31, 2005, we have no commitments to expend funds for drilling activities in 2006.
     A “development well” is defined as a well drilled within a proved area of an oil or gas reservoir to a depth of a strategaphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.
Productive Well Data Information
     The following table sets forth the interests we own in productive wells as of December 31, 2005.

	Well Count
Area	Gross(1)	Net(1)
St. Charles Parish, Louisiana	19.0	10.52

(1)	17 (9.79 net) of the 19 wells have been classified as primarily oil producing wells. 2 (0.73 net) wells are classified as gas wells.

Production Volumes, Revenue, Prices and Production Costs
     The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the three years ended December 31, 2005. All of our production was from our properties located in St. Charles Parish, Louisiana.

	Year Ended December 31,
	2005	2004	2003
Net Production:(1)(2)
Oil (Mbbl)	42.8	59.8	50.3
Natural Gas (Mmcf)	6.1	134.6	6.2
Oil Equivalent (Mbble )	43.8	82.2	51.3
Oil and Natural Gas Sales:(2)
Oil	$2,458,123	$2,476,267	$1,666,865
Natural Gas	$55,963	$660,935	$32,127
Total	$2,514,086	$3,137,202	$1,698,992
Average Sales Price:
Oil ($per Bbl)	$57.41	$41.42	$33.17
Natural Gas ($per Mcf)	$9.24	$4.91	$5.18
Oil Equivalent ($per Bble)	$57.36	$38.16	$33.13
Oil and Natural Gas Costs:
Lease operating expenses	$496,275	$429,315	$495,409
Production Taxes	$241,854	$232,135	$66,807
Net gain (loss) from sale of oil and natural gas properties	—	$(44,411)	$43,937
Impairment of oil and natural gas properties	—	$7,676,670	$653,886
Depreciation, depletion and amortization	$1,003,961	$2,558,719	$919,628
Average production cost per unit of production ($ per Bble)	$16.84	$8.05	$10.96

(1)	Includes only production owned by us and produced to our interest, less royalties and production due others. 366, 519, and 468 barrels of oil were produced in December 2005, 2004 and 2003 but not sold until January 2006, 2005 and 2004, respectively, and are included in inventory at December 31, 2005, 2004 and 2003 at the lower of production cost and DD&A, or market.

(2)	Reflects effects of prior period adjustments resulting from joint interest audits which decreased 2005 production by 8.0 Mbble and revenue by $279,874.
Development, Exploration and Acquisition Expenditures
The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31, 2003	December 31, 2004	December 31, 2005
Development Costs	$2,953,794	$2,385,689	$2,043,759
Exploration Costs	$1,331,286	$5,259,630	—
Acquisition Costs(1)	$262,130	$229,673	—
Sales of Properties	$(618,855)	—	$(837,500)
Capitalized Interest	$712,829	$439,135	$417,934
Total	$4,641,184	$8,314,127	$1,624,193

(1)	Acquisition costs for 2003 exclude asset retirement costs of $430,000 upon implementation of SFAS 143 as of January 1, 2003.
Acreage
     The following table sets forth as of December 31, 2005, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. “Gross” acres are the total number of acres in which we own a working interest. “Net” acres refer to gross acres multiplied by our fractional working interest.

					Total Developed and
	Developed(1)(2)		Undeveloped(1)(2)		Undeveloped
Area	Gross	Net	Gross	Net	Gross	Net
Louisiana	1,320	866	184	125	1,504	991
Total	1,320	866	184	125	1,504	991

(1)	Net acreage assumes that we maintain our existing working interest percentage in all future development. An election by ExxonMobil Corp. to participate in our acreage pursuant to the ExxonMobil Corp. joint development agreement we entered into in November 2002 will reduce our net owned acreage position. Our participation in ExxonMobil Corp. acreage under that agreement will serve to increase our net acreage position. At December 31, 2003, ExxonMobil Corp. was providing 3,240 gross acres to the joint development agreement area. As the agreement was amended in December 2003, ExxonMobil Corp. agreed to provide an additional 2,560 gross acres (to a depth of 14,000 feet) to the joint development agreement.
(2)	Assumes participation by Dune Energy pursuant to rights granted under an Exploration and Development Agreement. Pursuant to the terms of the agreement we entered into on October 19, 2005 with Dune Energy, we and Dune Energy created an area of mutual interest in which we have agreed with Dune Energy to share all rights, title and interest owned or acquired on an equal basis on our Bayou Cuba lease acreage of approximately 1,319 acres, the acreage covered by our development agreement with ExxonMobil Corporation (“ExxonMobil”) of approximately 11,486 acres which are included in the 31,367 acre area, as well as any additional acreage offered to us or Dune Energy by ExxonMobil as the result of the acquisition of additional 3-D seismic data by the parties under the terms of the Agreement.
Marketing
     Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2005, our oil sales to Teppco Crude Oil, L.P. of $2,458,123 accounted for 98% of our total oil and gas sales. We believe we are not materially dependent upon Teppco for our sales as we believe there are numerous other purchasers for our oil production at competitive prices. Our gas sales to Transcontinental Pipeline Corporation of $55,963 accounted for 2% of our total oil and gas sales. We believe that the loss of these customers would not have a material adverse effect on our results of operations or our financial position.
     We have no obligations to provide fixed or determinable quantities of oil or natural gas in the future under existing contracts or agreements.
Hedging Activities
     We have not utilized hedging strategies to hedge the price of our future oil and gas production or to manage our fixed interest rate exposure.
Competition
     The oil and natural gas industry is highly competitive in all of its phases. We are not a significant factor in the overall production of oil and natural gas. We encounter competition from other oil and natural gas companies in all areas of our operations, including the marketing of oil and natural gas and the acquisition of producing properties. Most all of these companies possess greater financial and other resources than we do. Because gathering systems are the only practical method for the intermediate transportation of natural gas, competition, as it relates to market access, is presented by other pipelines and gas gathering systems. Because oil and natural gas is sold as a commodity, pricing is not a factor in our competition. Competition may also be presented by alternative fuel sources, including heating oil and other fossil fuels. Because the primary markets for natural gas liquids are refineries, petrochemical plants and fuel distributors, prices are generally set by or in competition with the prices for refined products in the petrochemical, fuel and motor gasoline markets.

Regulation
     General
     Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2005, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months; however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.
     Exploration and Production
     Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or obtained in connection with operations. Our operations are also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states (such as Oklahoma) allow the forced pooling or integration of tracts to facilitate exploration while other states (including Louisiana) rely on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a prospect if the operator owns less than 100% of the leasehold. In addition, certain state conservation laws may establish maximum rates of production from oil and gas wells, generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill. The extent of any impact on us of such restrictions cannot be predicted.
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
Employees
     As of December 31, 2005, we employed seven persons, of whom two were executive officers and three were operations personnel and two were accounting staff. We outsource our field pumping operations and TSX Venture Exchange administration. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.
Organization and Prior Activities
     We are an Oklahoma corporation organized in January 2001. In June 2001, we became a wholly-owned subsidiary of Gothic Resources Inc., a British Columbia corporation. In January 2002, as a result of an arrangement under Section 192 of the Canada Business Corporations Act and an order of the Supreme Court of British Columbia, we became the parent corporation of Gothic and the holders of Gothic shares exchanged their shares for our shares. Gothic may be deemed to be our predecessor.
     Prior to our acquisition of Couba, it had commenced in March 2000, an involuntary Chapter 7 Bankruptcy proceeding which was converted to a Chapter 11 debtor in possession proceeding the following month. In early 2000, Couba had depleted its borrowing availability under a bank line of credit and had insufficient capital to continue in operations. During the pendency of the proceeding, Couba maintained nominal production from four wells on the Bayou Couba Lease in order to maintain in effect the lease to the property. On May 1, 2001, we joined with Couba in submitting to the Bankruptcy Court a plan of reorganization whereby we would acquire substantially all the assets and capital stock of Couba. Couba’s only assets at the time were its physical oil and gas facilities and it had no other business activities, employees, customers or rights. The plan was finally confirmed by the Court on November 16, 2001.

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
Item 4 — Submission of Matters to a Vote of Security Holders:
     No matter was submitted during the fourth quarter of the year ended December 31, 2005 to a vote of securityholders through the solicitation of proxies or otherwise.

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
     The reported high and low sales prices for our common shares, as reported by the TSX Venture Exchange, on a calendar quarterly basis for the most recent two calendar years ended December 31, 2005 and through March 30, 2006 were as follows. The prices for our shares were traded in and reported by the Exchange in Canadian dollars through February 11, 2002 and in United States dollars during the period February 12, 2002 through the present.

	Prices
	High	Low	Share Volume

2004

First Quarter	$1.15	$0.31	4,562,323
Second Quarter	$0.48	$0.29	3,109,403
Third Quarter	$0.40	$0.28	3,536,679
Fourth Quarter	$0.50	$0.10	7,905,181

2005

First Quarter	$0.31	$0.12	4,200,014
Second Quarter	$0.27	$0.09	2,953,769
Third Quarter	$0.15	$0.10	1,918,963
Fourth Quarter	$0.12	$0.06	4,350,110

2006

First Quarter (through March 30, 2006)	$0.15	$0.05	3,820,578
     Current prices for our shares on the TSX Venture Exchange can be found on the Internet at www.tsx.com using the stock symbol ANR.U.
     As of March 30, 2006, we had 2,984 stockholders of record.
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
Small Business Issuer Purchases of Equity Securities
     No purchases of shares of our Common Stock, par value $.001 per share, were made by us or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the year ended December 31, 2005.

Item 6 — Management’s Discussion and Analysis or Plan of Operation:
General
     We are engaged in the acquisition, development, exploitation and production of oil and natural gas. Our revenues and profitability can be expected to be dependent, to a significant extent, upon prevailing spot market prices for oil and natural gas and upon the quantities of oil and natural gas we produce and sell. Prices for oil and natural gas are subject to wide fluctuations in response to changes in supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Such factors include political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions.
     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2005 and 2004 of approximately $6.2 and $14.9 million, respectively, and have a working capital deficiency and an accumulated deficit at December 31, 2005 which leads to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and drilling participations, and we have no bank or other line of credit or other financing agreement providing borrowing availability with a commercial lender. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.
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
     The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2005 includes an explanatory paragraph which states that we have sustained substantial losses in 2005 and 2004 and have a working capital deficiency and an accumulated deficit at December 31, 2005 that raise substantial doubt about our ability to continue as a going concern.

Statements of Operations
A Comparison of Operating Results For The Years Ended December 31, 2005 and December 31, 2004
     We incurred a net loss of $6,172,000 during the year ended December 31, 2005 compared to a net loss of $14,887,000 for the year ended December 31, 2004. During the year ended December 31, 2005, our revenues were comprised of oil and gas sales and operations income totaling $2,627,000 compared with oil and gas sales and operations income of $3,254,000 in 2004. Our oil and gas sales and operations income for the year ended December 31, 2005 decreased as a result of decreased oil and gas production; however, this decrease was partially offset by higher commodity prices in 2005. Production on a barrels equivalent basis decreased 33% from 2004 to 2005. Oil prices increased on average 32% from 2004 to 2005, while natural gas prices increased on average 34% over the same period. At December 31, 2005, we had 19 (10.52 net) wells producing approximately 606 (122 net) barrels of oil equivalents per day, whereas at December 31, 2004, we had 15 (9.11 net) wells producing approximately 665 (180 net) barrels of oil per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production and typically will decrease over time.
     Our total expenses were $8,799,000 for the year ended December 31, 2005 as compared to $17,817,000 for the year ended December 31, 2004. Total expenses primarily decreased due to lower interest, lower depreciation, depletion and amortization charges and lower general and administrative expenses. The Company had no ceiling test impairment charge in 2005.
     Lease operating expenses in 2005 were $496,000 compared to $429,000 in 2004. These expenses increased primarily as a result of higher insurance costs. Production taxes of $242,000 and $232,000 in 2005 and 2004, respectively were consistent. Depletion, depreciation and amortization of $1,589,000 in 2005 decreased from $2,989,000 in 2004 due to a lower depreciable base in 2005. The depreciable base was lower in 2005 due to impairments of $7,677,000 in 2004.
     Our general and administrative expenses in 2005 were $1,564,000 compared to $2,078,000 in 2004. The decrease in 2005 is a result of lower expenses relating to professional fees and filing and regulatory fees.
     We accrued an estimate of tax due on dissolution of our subsidiary in the amount of $303,000 as the result of a possible tax exposure relating to the liquidation of Gothic. There was no such expense in 2004.
     We had a foreign exchange loss of $347,000 and $722,000 in 2005 and 2004, respectively. Our foreign exchange losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is repayable in Canadian dollars. The foreign exchange loss was caused by the strengthening of the Canadian dollar against the US dollar. Effective January 31, 2005, an application has been made to liquidate the

Gothic subsidiary and terminate its charter. Therefore, upon final liquidation, amounts reflected in accumulated other comprehensive income will be included in the gain or loss recognized from the disposal of the subsidiary.
     We had a loss on the extinguishment of debt in 2005 of $1,147,000 as a result of amending our Debentures as is described below. We had no such loss in 2004.
     We had a loss on the sale of oil and gas properties in 2004 of $44,000 due to the sale of our Oklahoma coalbed methane leasehold interests. There was no gain or loss on the sale of oil and gas properties in 2005.
     Interest expense, net of interest capitalized of $418,000 and $608,000 in 2005 and 2004, respectively, decreased from $3,631,000 in 2004 to $3,110,000 in 2005. While debt outstanding increased during 2005, interest expense decreased as a result of amending our Debentures. Prior to the amendment, interest expense reflected the amortization of a beneficial conversion feature related to the issuance in October 2003 of our 8% Convertible Debentures. On the dates the Debenture transaction was completed, the closing price for our Common Stock was $0.70 per share. Because the conversion price was less than the market price on the dates the transaction was completed, a beneficial conversion feature of $6.7 million was attributed to the Debentures. An additional beneficial conversion feature of $858,000 was recorded in the third quarter of 2004 resulting from issuance of shares of our common stock pursuant to a Rights Offering. Due to antidilution provisions contained in the Debenture Agreement, the issuance of shares of common stock changed the conversion price of the debentures from $0.45 to $0.43 per share resulting in the additional beneficial conversion feature. Such amount was amortized to interest expense over the life of the Debentures prior to the amendment. In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity.
     Under the amendments, 74,500,000 shares may be issued upon full conversion of the Debentures at the reduced conversion price. On June 23, 2005, our stockholders of record voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue from 100 million to 250 million and adjust the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments. As a result of the amendment, a loss on extinguishment of debt of $1,147,000 was recognized and the Debentures were recorded on June 23, 2005 at their fair market value, reflecting the present value of future cash flows and the option value of the underlying convertible shares. Costs associated with the amendment totalling $303,000 are being amortized to interest expense over the remaining life of the Debentures.

     We incurred an impairment charge reflecting a write-down of the carrying value of our oil and gas properties of $7,677,000 in 2004. We had no such charge in 2005. Our impairment charge in 2004 was the result of the excess of the capitalized cost of our oil and gas properties over the estimated future net cash flows to be derived from those proved reserves.
     Depreciation, depletion and amortization expense attributable to oil and gas properties decreased to $1,004,000 during the year ended December 31, 2005 from $2,559,000 during the year ended December 31, 2004 due to a lower depreciable base in 2005. The depreciable base was lower in 2005 due to the impairment charge discussed in the proceeding paragraph.
     In the third quarter of 2004, we changed our method of capitalizing interest on qualifying expenditures related to unproved properties. We changed from using a capitalization rate which includes deemed interest from amortization of a beneficial conversion feature associated with our Debentures to a rate which excludes the impact of the beneficial conversion feature. This resulted in a charge for the cumulative effect of an accounting change in the amount of $326,000. We had no such charges in 2005.
     Our accounts payable decreased to $6,973,000 at December 31, 2005 from $8,340,000 at December 31, 2004 primarily as a result of converting a portion of our accounts payable to notes payable due at various times during 2006. Our notes payable balance at December 31, 2005 is $1,252,000. We are paying our accounts payable out of our current revenues and through March 30, 2006, had not experienced any material disruption in services or purchases from vendors on account of outstanding payables.
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
     We had a foreign exchange loss of $722,000 and $1,716,000 in 2004 and 2003, respectively. Our foreign exchange losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is repayable in Canadian dollars. The foreign exchange loss was caused by the strengthening of the Canadian dollar against the US dollar. Effective January 31, 2005, an application has been made to liquidate the Gothic subsidiary and terminate its charter. Therefore, upon final liquidation in 2006, amounts reflected in accumulated other comprehensive income will be included in the gain or loss recognized from the disposal of the subsidiary.
     In 2003, we had a gain on the sale of marketable securities of $173,000. We had no such gain in 2004, and the Company no longer holds marketable securities. In 2003, we also incurred a loss of $222,000 as a result of the redemption of debt relating to the early payoff of the TransAtlantic production loan, the Quest Capital note and the Bank One note from the proceeds of the sale of the Debentures. We had no such loss in 2004. We had a loss on the sale of oil and gas properties in 2004 of $44,000 compared to a gain of $44,000 in 2003. These amounts are due to the sale of our Oklahoma coalbed methane leasehold interests.
     Interest expense, net of interest capitalized of $608,000 and $713,000 in 2004 and 2003, respectively, increased to $3,631,000 in 2004 from $440,000 in 2003. While debt outstanding increased during 2004, interest expense also reflects the amortization of a beneficial conversion feature related to the issuance in October 2003 of the Company’s Debentures. On the dates the Debenture transaction was completed, the closing price for our Common Stock was $0.70 per share. Because the conversion price was less than the market price on the dates the transaction was completed, a beneficial conversion feature of $6.7 million was attributed to the Debentures. An additional beneficial conversion feature of $858,000 was recorded in the third quarter of 2004 resulting from issuance of shares of our common stock pursuant to a Rights Offering. Due to antidilution provisions contained in the Debenture Agreement, the issuance of shares of common stock changed the conversion price of the debentures from $0.45 to $0.43 per share resulting in the additional beneficial conversion feature. Such amount will be amortized to interest expense over the life of the Debentures which mature on September 30, 2005. As debentures are converted prior to maturity, any unamortized amount attributed to such debentures will be expensed at the time of conversion. Amortization of the beneficial conversion feature was $3,257,000 in 2004 and $399,000 in 2003. As debentures are converted prior to maturity, any unamortized amount attributed to such debentures will be expensed at the time of conversion. During 2004, $325,000 of Debentures was converted and a related $137,000 beneficial conversion feature was expensed.
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
     Depreciation, depletion and amortization expense increased to $2,558,000 during the year ended December 31, 2004 from $919,628 during the year ended December 31, 2003. This was primarily the result of our increased production of oil and natural gas and the related depletion expense.
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
Liquidity and Capital Resources
     General
     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005, through an increase in vendor payables and notes payable. At December 31, 2005, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1.3 million compared with current liabilities of $19.9 million. Our current liabilities include approximately $11.2 million of secured indebtedness, including the related fully amortized discount, due in September 2006 and accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $9.0 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2006. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. Any capital expenditures for drilling purposes during 2006 we expect will be funded from the sale of drilling participations and equity capital. It is management’s plan to raise additional capital through the sale of interests in our drilling activities or other strategic transaction; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
Years Ended December 31, 2005 and December 31, 2004
     Our net cash provided by operations was $856,000 for the year ended December 31, 2005 as compared to net cash provided by operations of $3,858,000 for 2004.
     The reduction in cash provided by operations in 2005 compared to 2004 was impacted by reductions in oil and gas production quantities and despite increases in commodity prices, cash revenues decreased by $678,000. Over the same period production taxes and lease operating expenses increased further reducing cash provided by operations by $77,000. Working capital items decreased by $2,300,000 from 2004 to 2005, which were principally decreases in account and revenues payable and accrued liabilities.
     We used $1,885,000 of net cash in investing activities during the year ended December 31, 2005 compared to net cash used of $6,897,000 in 2004. The 2005 cash used in investing activities includes $2,695,000 for the purchase and development of oil and gas properties and $28,000 for the purchase of fixed assets compared to $6,786,000 and $111,000, respectively, in 2004. Additionally in 2005, we had proceeds from the sale of participation rights of $838,000.
     Our net cash provided by financing activities for the year ended December 31, 2005 was $911,000 compared to $1,693,000 provided in 2004. The activity in 2005 was the result of the private sale of 12.2 million shares of our common stock and the issuance of a note payable, offset by payments of notes payable. The activity in 2004 was the result of completing the sale, pursuant to the issuance of stock purchase rights to all our stockholders, of 6,941,414 shares of our common stock, and the exercise of 1.3 million stock options by directors, officers and employees.
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
     Our net cash provided by financing activities for the year ended December 31, 2004 was $1,693,000 compared to $6,039,000 provided in 2003. The activity in 2004 was the result of completing the sale, pursuant to the issuance of stock purchase rights to all our stockholders, of 6,941,414 shares of our common stock, and the exercise of 1.3 million stock options by directors, officers and employees. The activity in 2003 was the result of new financing from Quest Investment Corporation (which subsequently merged with and into Quest Capital Corp.), TransAtlantic and the private placement of

Convertible Secured Debentures and reflects the repayments to Middlemarch Partners Limited, Bank One, Quest Capital Corp. and TransAtlantic.
     Additional information regarding liquidity and capital resources is included under the caption “Future Capital Requirements and Resources.”
     How We Have Financed Our Activities
     Our activities since 2002 have been financed primarily from sales of debt and equity securities and drilling participations.
     On October 21, 2003 and October 31, 2003 we completed financing transactions of $11.695 million and $305,000, respectively, by issuing our Convertible Secured Debentures (the “Debentures”). Initially, the Debentures were repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. At the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into our common shares at any time prior to maturity at a conversion price of $0.45 per share, subject to antidilution adjustment. The Debentures are redeemable by us at any time after October 1, 2004 if the weighted average price per share of our common stock on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166 2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. The Debentures have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions. A finder’s fee in the amount of $360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing.
     In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of common stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity. Under the amendments, 74,500,000 shares of our common stock may be issued upon full conversion of the Debentures at the reduced conversion price. On June 23, 2005, our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue from 100 million shares to 250 million shares and reduced the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments.
     Out of the proceeds from the sale of the Debentures in 2003, we used approximately $5.9 million for the repayment of secured debt, approximately $2.1 million for the payment of accounts payable and used the balance primarily for exploration and development of our Bayou Couba oil and gas leases within the

ExxonMobil Joint Development Project in St. Charles Parish, Louisiana. In addition, we paid out of the proceeds a $1.7 million production payment owing to TransAtlantic. TransAtlantic retained a 10% participation right in our AMI with ExxonMobil which we granted in March 2003 as partial consideration for the $2.0 million financing entered into at that time. On both October 21 and 31, 2003, the dates the transaction was completed, the closing sale prices for our shares were $0.70 on the TSX Venture Exchange.
     Purchasers of the Debentures included TransAtlantic $3.0 million principal amount, and Quest Capital Corp., $500,000 principal amount. Mr. Brian Bayley, who has been a Director of our company since June 2001, is also President and Chief Executive Officer of Quest Capital Corp. and a Director of TransAtlantic. Quest Capital Corp. is engaged in merchant banking activities in Canada and elsewhere which includes providing financial services to small and mid-cap companies operating primarily in North America. Quest Investment Corporation is a predecessor company of Quest Capital Corp.
     In connection with the Debenture financing and under the terms of the transaction, two persons were designated to serve as Directors of our company. Pursuant to these terms, Mr. Jules Poscente, Chairman and Director of Eurogas Corp. of Calgary, Alberta and Gerry Curtis of Bermuda were elected to our Board of Directors. Mr. Curtis died March 24, 2006 and a successor director has not been named.
     In August 2004, we completed the sale, pursuant to the issuance of stock purchase rights to all our stockholders, of 6,941,414 shares of our common stock for gross proceeds of $1,665,939. After deducting the expenses of the offering, $1,433,287 of the net proceeds was applied to our oil and natural gas well drilling activities, including the re-drilling of the ExxonMobil Fee 2 well.
     During the third quarter of 2005, we completed a private sale of 12,193,333 shares of our common stock for gross proceeds of $1,463,000 ($1,428,000 net). Additionally, 2,170,000 shares were issued as payment for professional services in the amount of $250,000 relating to restructuring of our Debentures. The net proceeds were used for working capital and the drilling of 3 wells.
     On October 19, 2005 we executed the definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres. A preliminary agreement which provided for the execution of a definitive agreement was entered into on September 12, 2005.
     Pursuant to the terms of the Agreement, Dune Energy agreed to pay us a prospect fee in the amount of $1.0 million, of which $225,000 was paid on September 14, 2005, $225,000 was paid on September 30, 2005, $225,000 was paid on October 19, 2005, $162,500 was paid on November 30, 2005 and $162,500 was paid on January 10, 2006. In the event we and Dune Energy elect to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy will pay to us an additional prospect fee of $500,000.

     The area of mutual interest created by the Agreement, in which we have agreed with Dune Energy to share all rights, title and interest owned or acquired on an equal basis, includes our Bayou Cuba lease acreage of approximately 1,319 acres, the acreage covered by our development agreement with ExxonMobil of approximately 11,486 acres which are included in the 31,367 acre area, as well as any additional acreage offered to us or Dune Energy by ExxonMobil as the result of the acquisition of additional 3-D seismic data by the parties under the terms of the Agreement. If either party acquires any interests in lands included in the area of mutual interest created by the Agreement, the acquiring party is required to notify the non-acquiring party which will have the opportunity to participate in the acquisition by paying its proportionate share of the price for such properties.
     Under the terms of the Agreement, we agreed to share with Dune Energy our 3-D seismic data covering an area of approximately 23.138 square miles within the area of mutual interest. We agreed with Dune Energy to initiate discussions with ExxonMobil to acquire additional 3-D seismic data with each party to pay equally for the cost of acquiring the data. The Agreement provides that either party can propose drilling prospects with the non-proposing party given the right to participate in the drilling prospect and pay its proportionate share of all drilling and completion costs. We will be the operator of each drilling prospect and completed well, subject to the rights of ExxonMobil under its development agreement with us. The Agreement will remain in effect so long as our development agreement with ExxonMobil remains in effect. The Agreement excludes certain specified existing wells which we own, certain of our litigation rights, and our production facility and equipment and personal property. Our interest in the area of mutual interest created by the Agreement is subject to the terms of other agreements to which we are a party.
     During the year ended December 31, 2005, we converted an aggregate of approximately $1.74 million of accounts payable and other current obligations into notes payable. At December 31, 2005, $1.39 million principal amount of such notes were outstanding, of which $1.25 million is due on various dates through December 31, 2006 and the balance is due on various dates through June 2007.
Future Capital Requirements and Resources
     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005, through an increase in vendor payables and notes payable. At December 31, 2005, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1.3 million compared with current liabilities of $19.9 million. Our current liabilities include approximately $11.2 million of secured indebtedness, including the related fully amortized discount, due in September 2006 and accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $9.0 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2006. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. Any capital expenditures for drilling purposes during 2006 we expect will be funded from the sale of drilling participations and equity capital. It is management’s plan to raise additional capital through the sale of interests in our drilling activities or other strategic transaction; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
     At December 31, 2005, we have no commitments for additional capital to fund drilling activities in 2006. Any capital expenditures will be funded from monies raised through industry participations, or, if available, borrowings or equity capital. We currently have no borrowing capacity with any lender and no firm commitment from any potential investors and such additional capital may not be available to us in the future.
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
     We evaluate oil and natural gas reserve acquisition opportunities in light of many factors only a portion of which may be reflected in the amount of proved oil and natural gas reserves that we propose to acquire. In determining the purchase price to be offered, we do not solely rely on proved oil and gas reserves or the value of such reserves determined in accordance with Rule 4-10 of Regulation S-X adopted by the SEC. Factors we consider include the probable reserves of the interests intended to be acquired, anticipated efficiencies and cost reductions that we believe can be made in us operating the producing properties, the additional reserves that we believe can be proven relatively inexpensively based on our knowledge of the area where the interests are located and existing producing properties we may own. We may also consider other factors if appropriate. We may conclude that an acquisition is favorable, even if there may be a subsequent full cost ceiling write-down associated with it, based on other factors we believe are important. We do not perform a ceiling test for specific properties acquired because the ceiling test is performed at each quarter and at year end for all of our properties included in our cost center and is based on prices for oil and natural gas as of that date which may be higher or lower than the prices used when evaluating potential acquisitions. We review the transaction in the light of proved and probable reserves, historic and seasonal fluctuations in the prices of oil and natural gas, anticipated future prices for oil and natural gas, the factors described above as well as other factors that may relate to the specific properties under review.
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
     Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2005 and 2004, we have a deferred tax asset of approximately $14.0 million and $11.4 million for which we have recognized a $14.0 million and $11.4 million valuation allowance, respectively.

Notes payable and long-term debt
     We account for notes payable and long-term debt by recording the face amount of the debt instrument adjusted for any premium or discount realized on the issuance of the instrument. The premium or discount is amortized to expense utilizing the effective interest rate method for debt instruments with scheduled repayment terms. Any un-amortized premium or discount remaining at early retirements of a debt instrument is recorded as a gain or loss as applicable.
Asset Retirement Obligation
     Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets.
     Under SFAS 143 we recognize the fair value of a liability for a retirement obligation in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of the asset at its discounted fair value. The liability is then accreted each period until the liability is settled or the asset is sold, at which time the liability is reversed.
Accounting Matters
     In December 2004, the FASB issued Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, revising FASB Statement 123, Accounting for Stock-Based Compensation and superseding APB opinion No. 25, Accounting for Stock Issued to Employees (“SFAS 123R”). This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. We will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method with no restatement of prior periods. In Note 1, we have disclosed the effect on net income and earnings per share for years ended December 31, 2005 and 2004 if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. We have determined that the adoption of SFAS 123R will not have a material impact on our financial position and results of operations.
     In April 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide additional guidance regarding the application of SFAS 123R. SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports upon adoption of this standard.

     In November 2005, the FASB issued final FASB Staff Position (“FSP”) FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS 123R using either the modified retrospective or modified prospective method and is available for up to one year from the initial adoption of SFAS 123R or effective date of the FSP. However, until an entity makes its election, it must follow the guidance in SFAS 123R. FSP 123R-3 is effective upon initial adoption of SFAS 123R and will become effective for us in the first quarter of 2006.
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have an impact on our financial position or results of operations.
     In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies the types of costs that should be expensed rather than capitalized as inventory. The provisions of SFAS 151 are effective for years beginning after June 15, 2005. We do not expect this statement to have a material impact on our results of operations or financial condition.
     The FASB issued SFAS No. 153, (“SFAS 153”) Exchanges of Productive Assets, in December 2004 that amended APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires that nonmonetary exchanges of similar productive assets are to be accounted for at fair value. Previously these transactions were accounted for at book value of the assets. This statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on our results of operations or financial condition.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. This new accounting standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this accounting principle is not expected to have a material impact on our financial position or results of operations.

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
Risks Relating to Us and the Oil and Gas Industry
Our Ability to Continue as a Going Concern is Uncertain
     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2004 and 2005, totaling approximately $14.9 million and $6.2 million, respectively, and had a working capital deficiency at December 31, 2005 of approximately $18.6 million. Production from our drilling program decreased during 2005 compared to 2004 resulting in decreased revenue during 2005. Our revenue has not been sufficient to fund our operations. At December 31, 2005, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1.3 million compared with current liabilities of $19.9 million. Our current liabilities include approximately $11.2 million of secured indebtedness, including the related fully amortized discount, due in September 2006 and accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $9.0 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2006. All the foregoing lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings, and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to pay our current liabilities and to continue to explore for and develop our oil and gas reserves.
     The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2005 includes an explanatory paragraph which states that we have sustained substantial losses in 2005 and 2004 and have a working capital deficiency and an accumulated deficit at December 31, 2005 that raise substantial doubt about our ability to continue as a going concern.

     We Must Repay $11.175 Million of Secured Indebtedness on September 30, 2006. There Are Risks That This Indebtedness May Not Be Repaid When Due.
     In October 2003, we completed a borrowing of $12.0 million used for repayment of outstanding short-term secured debt, for exploration and development activities on the oil and gas leases within our ExxonMobil joint development project in St. Charles Parish, Louisiana and for general corporate purposes. During 2004 and 2005, a total of $825,000 of Debentures was converted to common stock. The remaining $11.175 million borrowing is due to be repaid on September 30, 2006. The loan is collateralized by a lien against all our oil and natural gas properties and undeveloped leaseholds and bears interest at 8% per annum, payable quarterly commencing December 31, 2003. The indebtedness is convertible into shares of our common stock at a current conversion price of $0.15 per share, subject to anti-dilution adjustments. In the event we are unsuccessful in refinancing this indebtedness at or before its maturity, the creditors could foreclose against substantially all of our assets. Under such circumstances, the holders of our common stock could realize little or nothing from their investment in our shares of common stock. There can be no assurance that we will be successful in paying such amounts when due or refinancing this indebtedness or that the terms of such refinancing may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to pay or refinance this indebtedness could lead to the creditors foreclosing on all our assets which could result in the loss of a stockholder’s entire investment.
Our Current Liabilities as of December 31, 2005 Exceed Our Current Assets by $18.6 Million
     As of December 31, 2005, our current assets were approximately $1.3 million and our current liabilities were approximately $19.9 million. Our current liabilities are net of a discount of approximately $200,000 incurred with respect to the June 23, 2005 amendment of the Debentures and which is amortized over the term of the Debentures. This discount will be fully amortized at September 30, 2006 and our current liabilities will then reflect the outstanding face amount of the Debentures or $11.175 million. Approximately $11.0 million, which is net of the approximately $200,000 of discount, was reflected as a current liability at December 31, 2005.
     In order to meet our current obligations, we are seeking to raise additional capital. At March 30, 2006, we have no commitments from others to provide this capital and without additional capital to meet these obligations, our continued operations cannot be assured. There can be no assurance that we will be successful in raising additional capital or that the terms on which such additional capital can be raised may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to reduce our current liabilities relative to our current assets could lead creditors to refuse to extend us further credit which could materially adversely affect our operations.

Without Substantial Additional Capital We May Be Unable To Fund The Exploration and Development Activities To Further Develop Our Area Of Mutual Interest With ExxonMobil
     We also have substantial needs for funds to further develop our oil and gas prospects and opportunities identified in our AMI with ExxonMobil. At December 31, 2005, we have no commitments for drilling activities in 2006. Any capital expenditures will be funded from monies raised through industry participations, borrowings or equity capital. To the extent additional funds are required to further exploit and develop the ExxonMobil AMI, it is management’s plan to raise additional capital through the sale of our equity securities or the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future. Our inability to raise additional capital will limit and perhaps prevent us from further development of the AMI.
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
Lower Oil and Gas Prices May Adversely Affect Our Level of Capital Expenditures, Reserve Estimates, Borrowing Capacity and Ability to Repay Notes Payable .
     In the ordinary course of business, we have made and expect to continue to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements out of our cash flow, through increases in vendor payables and notes payable and with the proceeds of debt and equity offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in capital spending or an extended decline in oil and natural gas prices could result in less than anticipated cash flow from operations and a lessened ability to repay outstanding notes payable, raise additional capital or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us.
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
     Lower oil and gas prices could adversely affect our ability to borrow funds in other ways. Lower commodities prices for oil and natural gas adversely affects the valuations of our oil and natural gas reserves which in turn adversely affects the amounts lenders may loan to us secured by those oil and natural gas reserves. Furthermore, reduction in such prices could impede our ability to fund future potential acquisitions.

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
     Subject to the terms of our existing outstanding indebtedness which matures in September 2006, we may refinance our existing indebtedness and incur substantial additional indebtedness in the future to fund the acquisition and development of additional oil and gas reserves or for other purposes. The issuance of material amounts of indebtedness would expose us to additional risks including, among others, the following:
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

Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets.
     At December 31, 2005, based on the report of Summa Engineering, Inc., we claimed total estimated proved reserves of 626.3 Mbble of oil and gas. We are currently seeking to develop additional producing wells on our Bayou Couba properties. As of December 31, 2005, we were able to return to production 9 (7.31 net) well bores drilled by prior owners on the Couba properties we acquired, and we had successfully completed 10 (3.21 net) wells. As of that time, our combined production from all our producing wells was approximately 606 (122 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.
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
Shortages of Oil Field Equipment, Services and Qualified Personnel Could Adversely Affect Our Results Of Operations.
     The demand for qualified and experienced field personnel to drill wells and conduct field operations, geologists, geophysicists, engineers and other professionals in the natural gas and oil industry can fluctuate significantly, often in correlation with natural gas and oil prices, causing periodic shortages. There have also been shortages of drilling rigs and other equipment, as demand for rigs and equipment has increased along with the number of wells being drilled. These factors also cause significant increases in costs for equipment, services and personnel. Higher natural gas and oil prices generally stimulate increased demand and result in increased prices for drilling rigs, crews and associated supplies, equipment and services. We cannot be certain when we will experience shortages or price increases, which could adversely affect our profit margin, cash flow and operating results or restrict our ability to drill wells and conduct ordinary operations.
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
Cautionary Statement For Purposes Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1996
     With the exception of historical matters, the matters we discussed below and elsewhere in this Annual Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Description of Business and Item 6. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our ability to repay or extend the maturity of our Debentures in September 2006, our ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our current liabilities, our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through successful drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify, acquire and integrate successfully any additional producing oil and gas properties we acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements about quantities of production of oil and gas as it implies continuing production rates of those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.
     Readers are cautioned that the risk factors and uncertainties referred to above, as well as the risk factors described elsewhere in this Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2006 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.
Item 7 — Financial Statements:
     The response to this Item is included in a separate section of this report. See page F-1.
Item 8 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure:
     During the two fiscal years ended December 31, 2005, our principal independent accountant did not resign and was not dismissed. We had no disagreements with our principal independent accountant.
Item 8A – Controls and Procedures
     Under the supervision and with the participation of our management, including Michael K. Paulk, our President and Chief Executive Officer, and Steven P. Ensz, our Chief Financial Officer, we have evaluated our disclosure controls and procedures as of December 31, 2005, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
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

PART III
Item 9 — Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:
Directors, Executive Officers and Significant Employees
     The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

Name	Age	Position

Directors and Executive Officers:(2)

Michael K. Paulk	57	President and Director
Steven P. Ensz	54	Vice President, Finance, and Chief Financial Officer and Director
Brian E. Bayley(1)	53	Director
John K. Campbell(1)	72	Director
Jules Poscente	77	Director

Significant Employees:
Bennett G. Shelton	49	Manager of Land and Contract Administration
Richard O. Mulford	53	Manager of Operations
Robert G. Snead	67	Exploitation Manager

(1)	Member of our Audit Committee

(2)	Gerry Curtis was a director of the company in 2005. Mr. Curtis died March 24, 2006.
     Each Director of our company has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified.
     Michael K. Paulk: Mr. Paulk was elected President and Director of our company in July 2001. From October 1994 to January 2001, when it was sold to Chesapeake Energy Corporation, he was the President and a Director of Gothic Energy Corporation (“GEC”). GEC is neither a predecessor nor affiliate of either us or our subsidiary, Gothic, and there was no affiliation between Gothic and GEC prior to January 2001. GEC was engaged, until its acquisition by Chesapeake Energy Corporation in January 2001, in the acquisition, development, exploration and production of natural gas and oil. Mr. Paulk has been engaged in the oil and gas industry for more than 16 years.
     Steven P. Ensz: Mr. Ensz has been Vice-President, Finance and Chief Financial Officer of our company since July 2001 and is responsible for our financial activities. From March 1998 to January 2001, he held a similar position with GEC. From July 1991 to February 1998, he was Vice-President, Finance of Anglo-Suisse, Inc., an oil and natural gas exploration and producing company. He has held various positions within the energy industry, including President of Waterford Energy, an independent oil and gas producer, for more than 19 years. He is a certified public accountant.
     Brian E. Bayley: Mr. Bayley was elected a Director of the Company in June 2001. Since June 30, 2003, Mr. Bayley has been the President and Chief Executive Officer of Quest Capital Corp. Quest Capital Corp. trades on the Toronto Stock Exchange under the symbol QC. Quest Capital Corp. is a merchant bank that provides financial services to small and mid-cap companies operating primarily in North America. Since December 1996, he has served as President and Director of Quest Management Corp., a management company that is wholly owned by Quest Capital Corp. Quest Management Corp. provides various consulting, administrative, management and related services to publicly-traded companies. Mr. Bayley currently serves as Director and/or officer on numerous other public companies, none of which is a reporting issuer under U.S. securities laws. None of the other companies Mr. Bayley is affiliated with are affiliates of ours. Mr. Bayley is a Director of TransAtlantic, which provided financing to our company in March 2003 and purchased Debentures in October 2003.
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
     Robert G. Snead: Mr. Snead has been our Exploitation Manager since June 2001 and served in the same position with GEC on a full-time consulting basis from April 1997 to January 2001. Between early 1994 and April 1997, he was employed as an independent geologist and from 1985 to 1994 was the Senior Vice-President/ Exploration Manager of LOGO, Inc., an oil and natural gas well operating company.

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
Item 10 — Executive Compensation:
     The following table sets forth the annual and long-term compensation paid during our three fiscal years ended December 31, 2005 to our chief executive officer and all other executive officers who received compensation exceeding $100,000 and who served in such capacities at December 31, 2005.

SUMMARY COMPENSATION TABLE
Annual Compensation

					Compensation
				Other	Long-Term
Name and		Annual		Annual	Awards/ Option	All Other
Principal Position	Year	Salary	Bonus	Comp.	(#)	Comp.

Michael K. Paulk	2005	$125,000	-0-	-0-	-0-	-0-
	2004	$125,000	-0-	-0-	250,000	-0-
	2003	$120,000	-0-	-0-	-0-	-0-

Steven P. Ensz	2005	$125,000	-0-	-0-	-0-	-0-
	2004	$125,000	-0-	-0-	250,000	-0-
	2003	$120,000	-0-	-0-	-0-	-0-

Stock Option Exercises During the Year Ended December 31, 2005 and Holdings at December 31, 2005.
The following table provides information with respect to the above named executive officer regarding options held at December 31, 2005.

			Number of Unexercised Options		Value of Unexercised In-the-Money
	Shares Acquired on	Value	at December 31, 2005		Options at December 31, 2005(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael K. Paulk	-0-	-0-	250,000	-0-	-0-	-0-

Steven P. Ensz	-0-	-0-	250,000	-0-	-0-	-0-

(1)	Based on the difference between the option exercise price and the closing bid price on December 30, 2005 of $0.07 per share.
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

Item 11 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2006 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our Directors and officers, and (c) by all Directors and officers as a group. As of March 30, 2006, we had 50,664,342 common shares outstanding.

			Percentage of
	Number of Shares		Outstanding
Name and Address (1)(2)	Owned		Shares(3)

Mike K. Paulk	2,398,875	(4)	4.7%

Steven P. Ensz	3,398,313	(5)	6.7%

Brian E. Bayley	1,645,625	(6)	3.2%
Suite 300 — 570 Granville Street Vancouver, BC V6C 3P1

John K. Campbell	115,528	(7)	0.2%
750 West Pender Street — Suite 710 Vancouver, BC V6C 2T7

Jules Poscente	256,250	(8)	0.7%
440, 333 Fifth Avenue, SW Calgary, Alberta T2P 3B6

TransAtlantic Petroleum Corp(9)	22,237,136	(10)	31.5	%(12)
1550, 340 — 12th Avenue, SW Calgary, Alberta T2R 1L5

All Directors and officers as a group (6 persons)	7,814,591	(11)	15.4%

(1)	This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2)	Unless otherwise indicated, the address for each of the above is c/o American Natural Energy Corporation, 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136.

(3)	The percentage of outstanding shares calculation is based upon 50,664,342 shares outstanding as of March 30, 2006, except as otherwise noted.

(4)	Includes 250,000 shares issuable at an exercise price of $0.45 on exercise of an option.

(5)	Includes 250,000 shares issuable at an exercise price of $0.45 on exercise of an option.

(6)	Excludes 60,000 shares held by Mr. Bayley’s wife and 50,000 shares held by a trust for the benefit of Mr. Bayley’s minor children, as to all of which Mr. Bayley disclaims a beneficial interest. Also excludes 181,632 issued and outstanding shares and 3,333,333 shares issuable on conversion of Debentures held by Quest, as to which shares and Debentures Mr. Bayley disclaims a beneficial interest.

(7)	Includes 65,528 shares held by Mr. Campbell and 50,000 shares issuable on exercise of options at an exercise price of $0.68 per share.

(8)	Includes 20,000 shares held jointly by Mr. Poscente and his wife and 200,000 shares issuable on exercise of options at an exercise price of $0.68 per share.

(9)	TransAtlantic is a corporation whose shares are publicly traded on the Toronto Stock Exchange under the symbol TNP.U. Its Directors are Michael Winn, Brian Bayley, Scott Larsen and Alan C. Moon. Such persons will direct the voting and divestiture of our shares by TransAtlantic. However, such persons do not have a pecuniary interest in our shares other than as shareholders of TransAtlantic.

(10)	Includes 2,237,136 shares held by TransAtlantic and 20,000,000 shares issuable on conversion of $3.0 million principal amount of our Debentures. Mr. Bayley, one of our Directors, is also a Director of TransAtlantic and also disclaims a beneficial interest in the Debentures and shares.

(11)	Excludes shares held by and issuable on conversion of Debentures held by TransAtlantic and by Quest.

(12)	The percentage of outstanding shares calculation is based upon 50,664,342 shares outstanding as of March 30, 2006 plus the additional 20,000,000 shares which would be issued to TransAtlantic upon conversion of the $3.0 million of Debentures for a total of 70,664,342 shares.
Securities Authorized for Issuance Under Equity Compensation Plans
     We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 2001 Stock Incentive Plan. See Note 8 to the Notes to Financial Statements for further information on the material terms of these plans.
     The following table provides information as of December 31, 2005 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:
Equity Compensation Plan Information

(c)
Number of securities
remaining available
for future issuance
	(a)		under equity
	Number of securities	(b)	compensation plans
	to be issued upon	Weighted-average	(excluding
	exercise of	exercise price of	securities
	outstanding options,	outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))

Equity compensation plans approved by security holders	1,600,000	$0.50	3,400,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,600,000	$0.50	3,400,000

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
     In March 2003, we completed a $2.5 million borrowing from Quest Investment Corporation (Quest Investment Corporation is a predecessor company of Quest Capital Corp.), as principal and agent, for working capital and repayment of secured debt. The $2.5 million was due to be repaid on October 31, 2003 and bore interest at 12% per annum (effective rate 22.0%). The loan was secured by all our oil and gas properties and undeveloped leaseholds. This loan was repaid in October 2003. The lenders received 688,000 shares of our common stock as compensation for making the loan. Mr. Brian Bayley, one of our Directors, is a Director and the Chief Executive Officer of Quest Capital Corp.
     In March 2003, we entered into a funding arrangement with TransAtlantic whereby TransAtlantic agreed to advance to us up to $2.0 million, of which up to $1.8 million was used to fund our share of the drilling and completion costs for the four initial wells we drilled in St. Charles Parish. In exchange, TransAtlantic received a $2.0 million production payment payable out of 75% of the net revenues from the wells drilled with the funds advanced. In addition, also in exchange for the availability of the funds for drilling and completion and an additional $200,000 of funding, TransAtlantic received a 10% interest in our Bayou Couba Lease and our lease with the State of Louisiana. Under the agreements, TransAtlantic has the right to acquire a 10% participation in any additional leasehold interests we acquire in our approximately 23.138 square mile Bayou Couba salt dome development area. Our obligations to TransAtlantic were collateralized by a lien against our interest in the four initial wells and their hydrocarbon production. The outstanding balance on the production payment was paid in 2003. Because the transaction involved the sale of a production payment to TransAtlantic, there was no stated interest rate on the advances. Mr. Brian Bayley, a Director of our company, is also a Director of TransAtlantic. We imputed interest in the amount of $461,544 on the $2,000,000 in our financial statements.
     In October 2003, we completed the private sale of $12.0 million principal amount of 8% Convertible Secured Debentures (the “Debentures”) originally due September 30, 2005. The Debentures bear interest payable quarterly commencing December 31, 2003 at 8% per annum. The outstanding principal of the Debentures is convertible into shares of our Common Stock at any time prior to maturity at a conversion price, as adjusted, of $0.43 per share, subject to anti-dilution adjustment, and the Debentures are redeemable by us at any time after October 1, 2004 if the average weighted price per share on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166-2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. A finder’s fee in the amount of $360,000 was paid in connection with the financing. We used approximately $5.9 million of the proceeds of the financing for the repayment of secured debt. The secured indebtedness repaid included $2.5 million to Quest Capital Corp., which bore interest at 12% per annum, was due October 31, 2003, and was collateralized by a first lien on substantially all our assets. In addition, we paid out of the proceeds the remaining balance of $1.7 million on a production payment owing to TransAtlantic. TransAtlantic retained its 10% participation right in our AMI with ExxonMobil which was granted as partial consideration for the $2.0 million financing entered into in March 2003 described above. The conversion price of the Debentures was adjusted to $0.43 per share as a result of the Rights Offering completed in the third quarter of 2004. The amendments to the Debenture Indenture executed in June 2005, which extended the maturity date of the Debentures for one year to September 30, 2006 further reduced the conversion price from $0.43 per share to $0.15 per share, subject to anti dilution adjustments.
     In connection with and as conditions to the Debenture financing, Mr. Jules Poscente, Chairman, President, Chief Executive Officer and a Director of Eurogas Corporation, of Calgary, Alberta, was elected to our Board of Directors. Pursuant to the Debenture Indenture, Mr. Gerry Curtis was elected to our Board of Directors on October 15, 2004 to replace an earlier elected Director no longer serving. Mr. Curtis died March 24, 2006. Under the terms of the Indenture under which the Debentures were issued, if Mr. Poscente or Mr. Curtis, or any replacement Director for either of them, ceases at any time to be two of our directors on our board and any of the following occurs:
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
then a default has occurred under the Indenture which gives to the Trustee and the holders of the Debentures the right to accelerate the due date on the indebtedness. Under such circumstances the Trustee, on behalf of the holders of the Debentures, may enforce its rights to foreclose on the collateral for the Debentures which includes substantially all of our oil and gas properties and other assets. As of March 31, 2006, no individual had been elected to our Board of Directors or approved as a replacement Director in place of Mr. Curtis.

     Purchasers of the Debentures included TransAtlantic, in the amount of $3.0 million principal amounts, and Quest Capital Corp., in the amount of $500,000 principal amount. Mr. Brian Bayley, who has been a Director of our company since June 2001, is also President and Chief Executive Officer of Quest Capital Corp. and a Director of TransAtlantic. Out of the proceeds of the sale of the Debentures, TransAtlantic was paid $1.7 million for payment in full of a production payment owed to it and Quest Capital Corp. was paid $2.5 million in repayment of a loan.
Item 13 — Exhibits:

Exhibit	Description
2.0	Second Amended Joint Plan of Reorganization Proposed by Couba Operating Company, American Natural Energy Corporation and Gothic Resources Inc. filed in the United States Bankruptcy Court, Western District of Oklahoma. Case No. 00-11837-W (Chapter 11)(4)

2.1	Order Confirming Plan, filed November 16, 2001 with U.S. Bankruptcy Court, Western District of Oklahoma(1)

3.1	Certificate of Incorporation of American Natural Energy Corporation(1)

3.2	Certificate of Amendment filed March 23, 2001(1)

3.3	Certificate of Amendment filed December 20, 2001(1)

3.4	Amended Certificate of Incorporation filed June 30, 2005.(5)

3.4	By-laws, as amended through September 13, 2004(5)

10.1	2001 Stock Incentive Plan(1)

10.2	Leasehold Acquisition and Development Agreement with The Wiser Oil Company(1)

10.3	Assignment of Oil, Gas and Mineral Lease dated as of February 18, 2002 relating to State Lease Number 17353.(1)

10.4	Purchase and Exploration Agreement dated March 10, 2003 between the Registrant and TransAtlantic Petroleum (USA) Corp.(4)

10.5.1	Form of Subscription Agreement to purchase the Registrant’s 8% Convertible Secured Debenture due September 30, 2005.(2)

10.5.2	Trust Indenture dated as of October 8, 2003 between the Registrant and Computershare Trust Company of Canada(2)

Exhibit	Description
10.5.3	Trust Indenture (Amended and Restated as of June 29, 2005) between the Registrant and Computershare Trust Company of Canada.(6)

10.6.1	Development Agreement dated November 22, 2002 between the Registrant and ExxonMobil Corporation(3)

10.6.2	Amendment dated December 19, 2003 to Development Agreement dated November 22, 2002 between the Registrant and ExxonMobil Corporation(3)

10.7	Letter Agreement between the Registrant and Dune Energy, Inc.(7)

10.7.1	Consent accepted September 12, 2005 received from ExxonMobil Production Corporation pertaining to Letter Agreement between the Registrant and Dune Energy, Inc.(7)

10.7.2	Exploration and Development Agreement between the Registrant and Dune Energy, Inc.(8)

10.8	Participation Agreement dated March 8, 2006 between the Registrant and Seismic Exchange, Inc.(9)

14.1	Code of Ethics(4)

21.0	Subsidiaries of the Registrant as of December 31, 2005:

Name	State or Jurisdiction of Incorporation
Gothic Resources, Inc.	Canada Business Corporations Act
Couba Operating Company	Oklahoma

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(10)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(10)

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(10)

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(10)

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form 10-SB filed on August 12, 2002 and amended on July 29, 2003. (File No. 0-18956).

(2)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. (File No. 0-18956).

(3)	Filed with Amendment No. 1 to Registration Statement on Form SB-2 filed February 6, 2004 (File No. 333-111244).

(4)	Filed with the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

(5)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.

(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for June 29, 2005.

(7)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.

(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for October 19, 2005.

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for March 8, 2006.

(10)	Filed with this Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 14. Principal Accountant Fees and Services
     The following sets forth fees we incurred for services provided by PricewaterhouseCoopers LLP, for the years ended December 31, 2005 and 2004, our independent public accountant at those year ends:

		Audit Related
	Audit Fees	Fees	Tax Fees
2005	$262,500	—	$35,000
2004	$350,900	—	$20,500
     Our Board of Directors believes that the provision of the services during the years ended December 31, 2005 and December 31, 2004 is compatible with maintaining the independence of PricewaterhouseCoopers LLP. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by PricewaterhouseCoopers LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements, the review of our quarterly financial reports, the issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission. Tax fees include services rendered related to advice on the proposed liquidation of our subsidiary, Gothic.

American Natural Energy Corporation
Consolidated Financial Statements
December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of American Natural Energy Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of American Natural Energy Corporation and its subsidiary (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred substantial losses during 2005 and 2004 and has a working capital deficiency and an accumulated deficit at December 31, 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 14 to the consolidated financial statements, effective in the third quarter of 2004, the Company changed its method of capitalizing interest on qualifying expenditures related to unproved properties.
PricewaterhouseCoopers LLP
Tulsa, Oklahoma
April 14, 2006

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Balance Sheets
As of December 31, 2005 and December 31, 2004

	December 31, 2005	December 31, 2004
	$	$
ASSETS
Current assets:
Cash and cash equivalents	185,268	303,817
Accounts receivable — joint interest billing	625,963	468,737
Accounts receivable — oil and gas sales	375,079	910,496
Accounts receivable — other	9,769	7,893
Prepaid expenses	129,376	95,739
Oil inventory	11,283	21,968

Total current assets	1,336,738	1,808,650

Proved oil and gas properties using the full cost method, net of accumulated depletion, depreciation, amortization and impairment of $19,353,778 and $18,456,138	2,625,550	1,878,100
Unproved oil and gas properties	3,278,257	3,445,522

Equipment and other fixed assets, net of accumulated depreciation of $532,174 and $361,954	572,708	712,395

Deferred expenses, net of accumulated amortization of $93,707 and $322,163	208,887	321,454

Total assets	8,022,140	8,166,121

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	3,686,485	4,031,055
Revenues payable	3,273,800	4,302,834
Accrued interest	12,404	6,000
Insurance note payable	17,587	12,910
Notes payable (Note 7)	1,252,361	—
Asset retirement obligation (Note 6)	408,799	—
Taxes due on dissolution of subsidiary (Note 9)	302,870	—
Current portion of convertible secured debentures, net of discount of $205,169 and $3,868,386 (Note 7)	10,969,831	7,806,614

Total current liabilities	19,924,137	16,159,413

Noncurrent notes payable (Note 7)	142,259	—
Asset retirement obligation (Note 6)	1,139,848	1,603,064

Total liabilities	21,206,244	17,762,477

Commitments and contingencies (Notes 9 and 13)

Stockholders’ equity (deficit):

Common stock
Authorized – 250,000,000 shares with par value of $0.001 (2004 – 100,000,000 with par value of $0.01)
Issued and outstanding – 50,664,342 (2004 – 35,138,219) shares	50,664	351,382
Additional paid-in capital	19,973,090	17,435,536
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(35,471,289)	(29,299,486)
Accumulated other comprehensive income	2,263,431	1,916,212

Total stockholders’ deficit	(13,184,104)	(9,596,356)

Total liabilities and stockholders’ deficit	8,022,140	8,166,121

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Operations
For the years ended December 31, 2005 and December 31, 2004

	December 31, 2005	December 31, 2004
	$	$
Revenues:
Oil and gas sales	2,514,086	3,137,202
Operations income	112,676	116,643
Interest income and other income	39	1,928

	2,626,801	3,255,773

Expenses:
Lease operating expense	496,275	429,315
Production taxes	241,854	232,135
General and administrative	1,563,928	2,078,417
Foreign exchange loss	347,219	721,889
Interest and bank charges	3,110,442	3,630,954
Loss (Gain) on sale of oil and gas properties	—	44,411
Impairment of oil and gas properties	—	7,676,670
Write-down of inventory to market	—	14,258
Depreciation, depletion, and amortization — oil and gas properties	1,003,961	2,558,719
Depreciation and amortization – other assets	585,381	430,079
Taxes due on dissolution of subsidiary	302,870	—
Loss on extinguishment of debt	1,146,674	—

Total expenses	8,798,604	17,816,847

Loss before cumulative effect of accounting change	(6,171,803)	(14,561,074)

Cumulative effect of accounting change (Note 14)	—	(326,381)

Net loss	(6,171,803)	(14,887,455)

Other comprehensive (loss) income – net of tax:
Foreign exchange translation	347,219	721,615

Other comprehensive income	347,219	721,615

Comprehensive loss	(5,824,584)	(14,165,840)

Basic and diluted loss per share before cumulative effect of accounting change	(0.15)	(0.48)

Cumulative effect of accounting change	—	(0.01)

Net loss per share	(0.15)	(0.49)

Weighted average number of shares outstanding – basic and diluted	41,514,081	30,330,592

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2005 and December 31, 2004

					Accumu-
					lated
					Other	Total
					compre-	stock-
			Additional	Accumu-	hensive	holders’
	Common stock		paid-in	lated	income	equity
	Shares	Amount	capital	Deficit	(loss)	(deficit)
		$	$	$	$	$
Balance — December 31, 2003	26,154,546	261,545	14,492,998	(14,412,031)	1,194,597	1,537,109
Stock issued on conversion of debentures	741,343	7,414	317,586	—	—	325,000
Stock issued on exercise of options	1,300,000	13,000	403,000	—	—	416,000
Stock issued pursuant to rights offering	6,942,330	69,423	1,596,516	—	—	1,665,939
Beneficial conversion feature of debentures	—	—	858,088	—	—	858,088
Cost of rights offering	—	—	(232,652)	—	—	(232,652)
Foreign exchange translation gain	—	—	—	—	721,615	721,615
Net loss (total comprehensive loss of $14,165,840)	—	—	—	(14,887,455)	—	(14,887,455)

Balance — December 31, 2004	35,138,219	351,382	17,435,536	(29,299,486)	1,916,212	(9,596,356)
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (cont.)
For the years ended December 31, 2005 and December 31, 2004

					Accumu-
					lated
					Other	Total
					compre-	stock-
			Additional	Accumu-	hensive	holders’
	Common stock		paid-in	lated	income	equity
	Shares	Amount	capital	Deficit	(loss)	(deficit)
		$	$	$	$	$
Balance — December 31, 2004	35,138,219	351,382	17,435,536	(29,299,486)	1,916,212	(9,596,356)
Stock issued on conversion of debentures	1,162,790	11,628	488,372	—	—	500,000
Stock issued for professional services	2,170,000	2,170	247,830	—	—	250,000
Stock issued pursuant to private placement	12,193,333	12,193	1,450,974	—	—	1,463,167
Stock option compensation expense	—	—	54,000	—	—	54,000
Restate stock @ .001 par value	—	(326,709)	326,709	—	—	—
Costs of private placement	—	—	(35,055)	—	—	(35,055)
Costs of rights offering	—	—	4,724	—	—	4,724
Foreign exchange translation gain	—	—	—	—	347,219	347,219
Net loss (total comprehensive loss of $5,824,584)	—	—	—	(6,171,803)	—	(6,171,803)

Balance — December 31, 2005	50,664,342	50,664	19,973,090	(35,471,289)	2,263,431	(13,184,104)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2005 and December 31, 2004

	December 31, 2005	December 31, 2004
	$	$
Cash flows from operating activities:
Net loss for the period	(6,171,803)	(14,887,455)
Non cash items:
Depreciation, depletion and amortization	1,589,342	2,988,798
Foreign exchange loss	347,219	721,889
Amortization of beneficial conversion feature	2,516,541	3,257,407
Non-cash compensation expense	54,000	—
Cumulative effect of accounting change	—	326,381
Loss (gain) on sale of oil and gas properties	—	44,411
Impairment of oil and gas properties	—	7,676,670
Write-down of inventory to market	—	14,258
Loss on extinguishment of debt	1,146,674	—
Changes in non-cash working capital items:
Accounts receivable	377,656	356,052
Oil inventory	(3,684)	3,369
Prepaid expenses	177,242	143,933
Taxes due on dissolution of subsidiary	302,870	—
Accounts payable, revenues payable and accrued Liabilities	519,495	3,212,066

Net cash provided by operating activities	855,552	3,857,779

Cash flows from investing activities:
Purchase and development of oil and gas properties	(2,695,175)	(6,785,531)
Purchase of equipment and other fixed assets	(27,534)	(111,353)
Proceeds from sale of participation rights	837,500	—

Net cash used in investing activities	(1,885,209)	(6,896,884)

Cash flows from financing activities:
Issuance of notes payable	100,000	—
Payments of notes payable	(635,754)	(156,201)
Proceeds from issuance of common stock in private placement	1,463,167	—
Private placement/debenture amendment costs	(87,650)	—
Other	4,724	—
Change in bank overdrafts outstanding	66,621	—
Issuance of capital stock (net of costs of $232,652)	—	1,433,287
Exercise of stock options	—	416,000

Net cash provided by financing activities	911,108	1,693,086

Effect of exchange rate changes on cash	—	(274)

Decrease in cash and cash equivalents	(118,549)	(1,346,293)

Cash and cash equivalents beginning of period	303,817	1,650,110

Cash and cash equivalents end of period	185,268	303,817

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2005 and December 31, 2004

	December 31, 2005	December 31, 2004
	$	$
Supplemental disclosures:

Interest paid (net of amount capitalized)	593,070	362,492

Non cash financing and investing activities:
Common stock issued for professional services provided relating to restructuring of debentures	250,000	—
Principal amount of 8% debentures converted to common stock	500,000	325,000
Accounts payable refinanced as notes payable	1,695,387	—
Prepaid expenses financed	215,219	155,744
Change in accounts payable resulting from the purchase and development of oil and gas properties	(233,482)	1,528,597
The accompanying notes are an integral part of these consolidated financial statements.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
1 Basis of presentation and summary of significant accounting policies
Description of company
American Natural Energy Corporation (“ANEC”) is an oil and natural gas exploration and production company engaged in the acquisition, exploration and development of oil and natural gas properties for the production of crude oil and natural gas. Our properties are located in Louisiana.
ANEC, an Oklahoma corporation, was formed by amalgamation on July 9, 1991 under the Company Act (British Columbia) and was continued under the Canada Business Corporations Act on August 1, 1991. On January 22, 2002, Gothic Resources Inc. (“Gothic”) completed a plan of arrangement under Section 192 of the Canada Business Corporations Act with ANEC which was at the time a wholly-owned subsidiary of Gothic, whereby all of the shareholders of Gothic exchanged their common shares in the capital of Gothic for common shares in the capital of ANEC where by Gothic became a wholly owned subsidiary of ANEC and the former shareholders of Gothic became shareholders of ANEC (See Note 12). The plan of arrangement became effective February 8, 2002.
Consolidation
The financial statements include the accounts of ANEC and its wholly-owned subsidiary (the “Company”). All intercompany accounts and transactions are eliminated in consolidation.
The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which differ in certain respects from accounting principles generally accepted in Canada.
Cash and cash equivalents
Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at time of acquisition. Cash and cash equivalents are deposited with two institutions and the balance with one institution exceeds the federally ensured limits at December 31, 2005.
Inventory
Oil in storage barges attributable to our interest amounted to 366 and 519 barrels at December 31, 2005 and 2004, respectively. This oil was included in inventory at year end at the cost to produce such oil including lease operating expenses and depletion, depreciation

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
and amortization applicable to those barrels accounted for on a first-in, first-out basis. Inventory at December 31, 2005 and 2004 was valued at the lower of cost or market at $11,283 and $21,968, respectively.
Oil and natural gas properties
The Company follows the full cost method of accounting for oil and natural gas properties. The Company defers the costs of exploring for and developing oil and natural gas reserves until such time as proved reserves are attributed to the properties. At that time, the deferred costs are amortized on a unit-of-production basis. Such costs include land acquisition costs, geological and geophysical costs, cost of drilling wells, asset retirement costs, interest costs on major development projects and overhead charges directly related to acquisition, exploration and development activities. The average composite rate used for depletion, depreciation and amortization was $17.58 and $29.48 per equivalent bbl in 2005 and 2004, respectively.
The capitalized costs are assessed quarterly to determine whether it is likely such costs will be recovered in the future. To the extent there are costs which are unlikely to be recovered in the future, they are written off. As a result of the full cost ceiling test, $7,676,670 was written off as an impairment of oil and gas properties in 2004. There was no impairment in 2005.
All of the Company’s exploration and development activities are conducted jointly with others and, accordingly, these financial statements reflect only the Company’s proportionate interest in such activities.
The Company capitalizes interest on the cost of unevaluated oil and natural gas properties excluded from amortization, based on the Company’s weighted average cost of borrowings used to finance the expenditures.
Unevaluated oil and natural gas properties are evaluated on an annual basis for impairment.
Proceeds from the sale of properties are accounted for as reductions of capitalized costs unless such sales involve a significant change in the relationship between costs and the value of proved reserves or the underlying value of unproved properties, in which case a gain or loss is recognized.
The Company is in the process of exploring its unproved oil and natural gas properties and has not yet determined whether these properties contain reserves that are economically recoverable. The recoverability of amounts shown for oil and natural gas properties is dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying oil and gas leases, the ability of the Company to obtain necessary financing to complete their exploration and development and future profitable production or sufficient proceeds from the disposition thereof. The Company is, therefore, unable to estimate when these costs will be included in the amortization computation.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
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
Deferred expenses
Deferred expenses, representing debenture amendment costs, are stated at cost less accumulated amortization. Amortization expense is determined using the effective interest rate method over the remaining life of the outstanding debentures (due date September 30, 2006).
Foreign exchange and currency translation
The Company’s functional and reporting currency is the U.S. dollar. Transactions denominated in foreign currencies are translated into U.S. dollars at exchange rates in effect on the date of the transactions. Exchange gains or losses on transactions are included in earnings. For Gothic, whose functional currency is the Canadian dollar, the results of operations are translated from local currencies into U.S. dollars using average exchange rates during each period; assets and liabilities are translated using exchange rates at the end of each period. Adjustments resulting from the translation process are reported in a separate component of other comprehensive income and are not included in the determination of the results of operations.
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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Company will record a liability. The Company’s policy is to expense the pro-rata share of lease operating costs from all wells as incurred.
The Company’s oil production is sold under market sensitive or spot price contracts. Oil sales to Teppco Crude Oil, L.P. (“Teppco”) of $2,458,123 and $2,476,267 in 2005 and 2004, respectively, accounted for 98% and 79% of total oil and gas sales. The Company’s gas sales to Transcontinental Gas Pipe Line Corporation of $55,963 and $660,935 in 2005 and 2004 accounted for 2% and 21% of total oil and gas sales, respectively. The Company’s accounts receivable are primarily due from exploration and production companies which own an interest in the properties the Company operates and from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company’s exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions.
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
Convertible debentures
Convertible debentures (“Debentures”) are accounted for at the issue price ($11.7 million on October 21, 2003 and $300,000 on October 31, 2003) less applicable discount. The discount amount attributable to the Debentures resulted from an amendment to the Debentures on June 23, 2005 due to an increase in the number of shares of Common Stock of the Company and par value changing from $0.01 to $0.001. The discount is being amortized to interest expense using the effective interest method over the remaining life of the Debentures. In the event of conversion, or other early retirement of the Debentures, the remaining unamortized

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
discount attributable to those proportionate holdings will be expensed at the time of conversion. As of December 31, 2005, $825,000 of the Debentures have been converted to common stock with $11,175,000 outstanding.
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
Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised and Debentures converted unless they are anti-dilutive. As of December 31, 2005 and 2004, there were 1,600,000 and 700,000 shares available for issuance pursuant to the exercise of previously granted stock options, respectively. As of December 31, 2005 and 2004, there were 74,500,000 and 27,151,163 shares available for issuance upon the conversion of the Debentures, respectively. Due to losses in 2005 and 2004, the options and shares issuable upon conversion of the Debentures were excluded from the calculation of diluted earnings per share as they were anti-di1utive.
Comprehensive income (loss)
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
a component of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income (loss) under current accounting standards include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. The Company had other comprehensive income of $347,219 and $721,615 for the years ended December 31, 2005 and 2004, respectively, as a result of foreign exchange translation gains.
As of December 31, 2005 and 2004, accumulated other comprehensive income (loss) was comprised solely of foreign currency translation gains.
Stock-based compensation
At December 31, 2005, the Company has a stock-based compensation plan, which is described more fully in Note 8. The Company accounts for this plan in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under APB 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and ratably for future services over the option-vesting period. Compensation expense has been recognized for any grants to individuals who do not meet the definition of an employee.
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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

	For years ended December 31,
	2005	2004
	$	$
Net loss, as reported	(6,171,803)	(14,887,455)
Add back: Total stock-based compensation expense included in net loss, net of related tax effects	54,000	—

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(400,656)	(215,344)

Pro forma net loss	(6,518,459)	(15,102,799)

Loss per share Basic and diluted-as reported	(0.15)	(0.49)

Basic and diluted-pro forma	(0.16)	(0.50)

The fair value of the options granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2004
Weighted average life, in years	5.00
Risk-Free interest rate	3.60%
Expected volatility	107.3%
Expected Dividend Rate	None
The fair value of the options granted in 2004 was $373,000. On April 22, 2004, the Board of Directors granted to employees and employee Directors of the Company options to purchase an aggregate of 1.0 million shares of common stock under the Company’s 2001 Stock Incentive Plan exercisable at a price of $0.45 per share and on October 15, 2004 50,000 options pursuant to the new director automatic grant provisions of the Plan exercisable at a price of $0.33.
New pronouncements
In December 2004, the FASB issued Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, revising FASB Statement 123, Accounting for Stock-Based Compensation and superseding APB opinion No. 25, Accounting for Stock Issued to Employees (“SFAS 123R”). This statement requires a public

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. The Company will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method with no restatement of prior periods. In Note 1, the Company discloses the effect on net income and earnings per share for years ended December 31, 2005 and 2004 if it had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. The Company has determined that the adoption of SFAS 123R will not have a material impact on its financial position and results of operations.
In April 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to provide additional guidance regarding the application of SFAS 123R . SAB 107 permits registrants to choose an appropriate valuation technique or model to estimate the fair value of share options, assuming consistent application, and provides guidance for the development of assumptions used in the valuation process. Additionally, SAB 107 discusses disclosures to be made under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in registrants’ periodic reports upon adoption of this standard.
In November 2005, the FASB issued final FASB Staff Position (“FSP”) FAS No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS 123R using either the modified retrospective or modified prospective method and is available for up to one year from the initial adoption of SFAS 123R or effective date of the FSP. However, until an entity makes its election, it must follow the guidance in SFAS 123R. FSP 123R-3 is effective upon initial adoption of SFAS 123R and will become effective for the Company in the first quarter of 2006.
In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 states that a conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing or method of settlement are conditional upon a future event that may or may not be within control of the entity. FIN 47 is effective no later than the end of the first fiscal year ending after December 15, 2005. The adoption of FIN 47 did not have an impact on the Company’s financial position or results of operations.
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies the types of costs that should be expensed rather than capitalized as inventory. The provisions of SFAS 151 are effective for years beginning after June 15, 2005. The Company does not expect this statement to have a material impact on its results of operations or financial condition.
The FASB issued SFAS No. 153, Exchanges of Productive Assets, in December 2004 that amended APB Opinion No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires that nonmonetary exchanges of similar productive assets are to be accounted for at

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
fair value. Previously these transactions were accounted for at book value of the assets. This statement is effective for nonmonetary transactions occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have an impact on the Company’s results of operations or financial condition.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. This new accounting standard is effective for fiscal years beginning after December 15, 2005. The adoption of this accounting principle is not expected to have a material impact on the Company’s financial position or results of operations.
2	Liquidity and Capital Resources

The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses in 2005 and 2004, totaling approximately $6.2 and $14.9 million, and has a working capital deficiency and an accumulated deficit at December 31, 2005, which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

In the ordinary course of business, the Company makes substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with the proceeds of debt and private and public offering of its securities and the sale of drilling participations. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and an inability to sell more of its common stock or refinance its debt with current lenders or new lenders, which would likely have a further material adverse effect on the Company.

Management’s strategy is to obtain additional financing or participation with industry partners. Certain covenants included in the 8% convertible secured debentures in the amount of $11,175,000 due September 30, 2006, limit the amount of additional indebtedness the Company can incur to $2 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties,

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
including the ExxonMobil Corp. area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. During the third quarter of 2005, the Company completed a private sale of 12,193,333 shares of its common stock for gross proceeds of $1,463,000 ($1,428,000 net). Additionally, 2,170,000 shares were issued as payment for professional services in the amount of $250,000 relating to restructuring of the 8% Convertible Secured Debentures. The securities have been issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”), afforded by Regulation D and Section 4(2) and pursuant to Regulation S under the Act. The shares sold may not be reoffered or resold by the purchasers absent registration under the Act or an applicable exemption from the registration requirements of the Act. There can be no assurance that the Company will obtain additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.
3	Joint Development Agreement

On November 25, 2002, the Company entered into a Joint Development Agreement with ExxonMobil Corp. whereby the Company gave ExxonMobil Corp. the right to participate in exploration and development on all lands it has under lease in the Bayou Couba area, up to 50% of the total interest and the use of its 3D seismic covering those leases in exchange for the rights to exploration and development on certain lands and leases owned by ExxonMobil Corp., up to 50% of the total interest. Each party will pay their respective share of exploration and development costs. The original agreement was supposed to terminate in 4 years and covered approximately 8,427 acres. On December 19, 2003, the Company entered into a letter agreement with ExxonMobil Corp. covering a proposed expansion of the lands covered by the agreement and an extension of the termination date of the agreement (the “Expansion Agreement”). The Expansion Agreement added a total of 2,560 acres to the lands covered by the agreement and extended the term by one year to November 2007.

On March 8, 2006, the Company agreed to participate in a 3D seismic survey being conducted by Seismic Exchange, Inc., New Orleans, Louisiana (“SEI”). The 3D seismic survey will cover the 23.5 square mile area over which the Company and its exploration and development partner, Dune Energy, Inc. presently have 3D seismic coverage as well as approximately 36.5 additional square miles. The one year exclusive license over such 60 square miles is part of a larger regional survey being conducted by SEI which includes all of the Company’s Bayou Couba project area subject to its ExxonMobil Corp. Joint Development Agreement. The new survey is intended to image more effectively formations deeper than are currently imaged by the Company’s existing 3D seismic survey. The license fee under the agreement is $1.0 million, payable in installments upon the occurrence of certain events, including $600,000 upon execution of the agreement. Dune Energy, Inc. is providing interim financing for the Company’s share of the 3D Seismic survey costs. The Company is to contribute a share of future seismic costs in order to equalize the participation in the seismic survey at 50% each. The Company has agreed with Dune Energy that if it is unable to pay its share of costs the Company will provide Dune Energy a license in its existing 3D seismic survey . Upon the completion of the survey and seismic interpretation, ExxonMobil Corp. and the Company have agreed to formally extend their Joint Development Agreement by two years to November 2009.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
4	Exploration and development agreement

On October 19, 2005 the Company executed the definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, Inc. (“Dune Energy”), providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres. A preliminary agreement which provided for the execution of a definitive agreement was entered into on September 12, 2005.

Pursuant to the terms of the Agreement, Dune Energy agreed to pay to the Company a prospect fee in the amount of $1.0 million, of which $225,000 was paid on September 14, 2005, $225,000 was paid on September 30, 2005, $225,000 was paid on October 19, 2005, $162,500 was paid on November 30, 2005 and $162,500 was paid on January 10, 2006. These amounts reduced the Company’s unproved oil and gas properties. In the event the Company and Dune Energy elect to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy will pay to the Company an additional prospect fee of $500,000.

The area of mutual interest created by the Agreement, in which the Company and Dune Energy have agreed to share all rights, title and interest owned or acquired on an equal basis, includes the Company’s Bayou Cuba lease acreage of approximately 1,319 acres, the acreage covered by the Company’s development agreement with ExxonMobil Corporation (“ExxonMobil”) of approximately 11,486 acres, which are included in the 31,367 acre area, as well as any additional acreage offered to the Company or Dune Energy by ExxonMobil as the result of the acquisition of additional 3D seismic data by the parties under the terms of the Agreement. If either party acquires any interests in lands included in the area of mutual interest created by the Agreement, the acquiring party is required to notify the non-acquiring party which will have the opportunity to participate in the acquisition by paying its proportionate share of the price for such properties.

Under the terms of the Agreement, the Company agreed to share with Dune Energy the Company’s 3D seismic data covering an area of approximately 23.138 square miles within the area of mutual interest. The Company and Dune Energy agreed to initiate discussions with ExxonMobil to acquire additional 3D seismic data with each party to pay equally for the cost of acquiring the data.

The Agreement provides that either party can propose drilling prospects with the non-proposing party given the right to participate in the drilling prospect and pay its proportionate share of all drilling and completion costs. The Company will be the operator of each drilling prospect and completed well, subject to the rights of ExxonMobil under its development agreement with the Company.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
5	Equipment and other fixed assets

The carrying value of equipment and other fixed assets as of December 31, 2005 and 2004 included the following components:

	2005	2004
	$	$
Computer and office furniture and equipment	156,912	150,783
Leasehold improvements	5,520	5,520
Barges and field equipment	734,748	734,361
Gas gathering and production facility expansion	207,702	183,685

	1,104,882	1,074,349

Less: Accumulated depreciation	(532,174)	(361,954)

	572,708	712,395

6	Asset retirement obligations

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

The components of the change in the Company’s asset retirement obligations for the years ended December 31, 2005 and 2004 are shown below.

	For the years ended December 31,
	2005	2004
	$	$
Asset retirement obligations, January 1	1,603,064	1,438,774
Additions and revisions	(146,368)	4,368
Settlements and disposals	—	—
Accretion expense	91,951	159,922

Asset retirement obligations, December 31	1,548,647	1,603,064

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
7	Notes payable and long-term debt

Notes payable and long-term debt as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
	$	$
Accounts payable refinanced as notes payable	1,294,620	—
Note payable – Citizens Bank of Oklahoma	100,000	—
8% Convertible secured debentures	11,175,000	11,675,000
Discount for beneficial conversion feature, net of amortization of $0 and $3,656,369	—	(3,868,386)

Discount on 8% Convertible secured debentures, net of amortization of $132,926 and $0	(205,169)	—

Total notes payable and long-term debt	12,364,451	7,806,614

Less: Current portion	(12,222,192)	(7,806,614)

Total notes payable and long-term debt, net of current portion	142,259	—

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
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
The amendments to the Debentures resulted in the extinguishment of debt and recognition of a loss of $1,147,000. As a result of the extinguishment and recognition of loss, these Debentures were recorded at their fair market value on June 23, 2005 reflecting the present value of future cash flows and the option value of the underlying convertible shares. At the date of the amendment and at December 31, 2005, $11,175,000 in Debentures was outstanding, reflecting the conversion of $825,000.
The Company has agreed to file a registration statement and post-effective amendment under the Act, as amended, to enable, upon effectiveness of the registration statement and post-effective amendment, the resale of the shares to be issued on conversion of the Debentures.
Notes payable
On February 2, 2005, the Company entered into a $100,000 unsecured short-term note with a NYP floating interest rate with Citizens Bank of Oklahoma. The maturity date of the note is May 6, 2006 with interest payments due monthly and all unpaid accrued interest and principal due at maturity.
On April 15, 2005, the Company entered into an agreement to finance its insurance premiums totaling $215,000. This note is subject to monthly payments, which include interest at the rate of 8% per annum. This note has been paid subsequent to year end.
On August 24, 2005, the Company entered into a note payable with Parker Drilling Company for $507,000, which included the conversion of an accounts payable balance of $486,000 due to Parker Drilling Company. Monthly payments of $25,000 which include interest at the rate of 7% per annum are to be made through June 2007.
On September 7, 2005, the Company converted its $86,000 accounts payable balance to Eaton Oil Tools to a note payable. Beginning September 15, 2005, twelve monthly payments

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
of $7,435 will be made with the final payment including all interest accrued at the rate of 6.5% per annum.
On November 16, 2005, the Company agreed to convert its $420,000 accounts payable balance to Ambar Drilling Fluids to a note payable. Beginning November 16, 2005, interest is accrued at 4% per annum with payment of principal balance and interest due on or before May 16, 2006.
On October 15, 2005, the Company converted its $309,000 accounts payable balance to Leam Drilling Services to a note payable. Monthly payments of $26,697 which include interest at the rate of 8% per annum are to be made through September 2006.
On November 14, 2005, the Company converted its $26,000 accounts payable balance to Mitchell Industries to a note payable. A down payment of $5,112 was tendered upon execution of the note. Monthly payments of $4,172 which include interest at the rate of 8% per annum are to be made through April 2006.
On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum are to be made through December 2006.
8   Capital stock
Options
The Company adopted the 2001 Stock Incentive Plan during the year ended December 31, 2001. The option price shall not be less than the discounted market price, as allowed by the TSX Venture Exchange, on the grant date. The expiration date for each option shall be set by the board at the time of issue of the option and shou1d not be more than 5 years after the grant date. The maximum number of shares which may be issuable pursuant to options granted under the plan shall be 5,000,000 shares or such additional amount as may be approved from time to time by the shareholders of the Company. The number of shares issuable to any one optionee under the plan shall not exceed 5% of the total number of issued and outstanding shares on a non-diluted basis. The number of shares which may be issuable under the plan within a one year period, in aggregate shall not exceed 20% of the then outstanding options issued under such plan and to any optionee who is an insider shall not exceed 5% of the then outstanding options issued under such plan.
     Stock option activity for the years ended December 31, 2005 and 2004 is as follows:

		Weighted
		Average
	Number of	Exercise price
	Options	$
Outstanding — December 31, 2003	2,000,000	0.41

Exercised	(1,300,000)	0.32

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

		Weighted
	Number of	Average
	Options	Exercise price
		$
Outstanding — December 31, 2004	700,000	0.58

Granted (1)	1,050,000	0.44
Expired	(150,000)	0.47

Outstanding — December 31, 2005	1,600,000	0.50

(1)	Options were granted on April 22, 2004 and October 15, 2004 pending approval by the shareholders. Approval was obtained in June 2005. The fair value price of the options granted was $0.31 and $0.33 respectively.
Exercise prices of options outstanding at December 31, 2005 ranged from $0.32 to $0.68. At December 31, 2005 and 2004, 1,587,500 and 575,000 options have vested and are exercisable at a weighted average price of $0.50 and $0.56, respectively. The weighted average remaining contractual life of options granted at December 31, 2005 and 2004 is 37 and 34 months, respectively.
The 2001 Stock Incentive Plan, as amended (approved by the shareholders in June 2005), is comprised of a Discretionary Option Grant Program, a Salary Investment Option Grant Program, a Stock Issuance Program, an Automatic Option Grant Program, and a Director Fee Option Grant. The maximum number of shares of Common Stock initially reserved for issuance over the term of the 2001 Stock Incentive Plan shall not exceed 5,000,000 shares. The 2001 Stock Incentive Plan terminates upon the earliest of (i) December 14, 2011, (ii) the date on which all shares available for issuance under the plan have been issued as fully-vested shares, or (iii) the termination of all outstanding options in connection with a change in control.
Under the Discretionary Option Grant Program, the Plan Administrator will fix the exercise price per share at the time of the grant. No option will have a term in excess of ten years measured from the option grant date. As of December 31, 2005 and 2004, there were options to purchase 1,500,000 and 600,000 shares outstanding under the Discretionary Option Grant Program, respectively.
Under the Salary Investment Option Grant Program, the exercise price per share will be thirty-three and one-third percent of the fair market value per share of the common stock on the option grant date. The options will become exercisable in a series of twelve successive equal monthly installments upon the completion of each calendar month of service in the calendar year for which the salary reduction is in effect. Each option will have a maximum term of ten years measured from the option grant date. As of December 31, 2005 and 2004, there were no options granted under the Salary Investment Option Grant Program.
The plan administrator will fix the purchase price per share of common stock under the Stock Issuance Program. The plan administrator may issue shares that are fully and immediately vested upon issuance or which are to vest in one or more installments over the participant’s period of service or upon attainment of specified performance objectives. As of December 31, 2005 and 2004, there were no shares outstanding under the Stock Issuance Program.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Under the Automatic Option Grant Program, each individual who is first elected or appointed as a non-employee Board member at any time after February 1, 2002 shall automatically be granted, on the date of initial election or appointment, a Non-Statutory Option to purchase 50,000 shares of common stock, provided that the individual has not previously been employed by the Company or any parent or subsidiary. On the date of each Annual Stockholders Meeting held after January 1, 2002, each individual who is to continue to serve as a non-employee Board Member will automatically be granted a Non-Statutory Option to purchase 5,000 shares of common stock, provided, commencing January 1, 2003, the individual has served as a non-employee Board member for at least 6 months. The exercise price under this plan will be the fair market value of the common stock on the option grant date. Each option shall be immediately exercisable for any or all option shares. However, any shares purchased under the option shall be subject to repurchase by the Company, at the exercise price paid, upon the optionee’s cessation of Board service prior to vesting in those shares. Each initial 50,000 share option will vest, and the Company’s repurchase right will lapse, in a series of three successive equal annual installments upon the optionee’s completion of each year of Board service over a three-year period measured from the grant date. Each annual 5,000 share option will vest, and the Company’s repurchase right will lapse, upon the optionee’s completion of one year of Board service measured from the grant date. As of December 31, 2005 and 2004, there were 100,000 options outstanding under the Automatic Option Grant Program.
The Board has the authority to implement the Director Fee Option Grant Program as of the first day of any calendar year. Upon the implementation of the Director Fee Option Grant Program, each non-employee Board member may elect to apply all or any portion of the annual retainer fee otherwise payable in cash for his or her service on the Board to the acquisition of a special option grant. As of December 31, 2005 and 2004, there were no options outstanding under the Director Fee Option Grant Program.
9	Commitments and contingencies

The Company rents office space and equipment under long-term operating leases that expire through 2009. The future minimum lease payments required under the operating leases that have initial non-cancelable lease terms in excess of one year amounted to $309,000 of which $87,000 is to be paid in 2006, $86,000 is to be paid in 2007 and 2008, and $50,000 is to be paid in 2009.

Rent expense on all operating leases amounted to approximately $97,000 and $74,300 in 2005 and 2004, respectively.

Citizens Bank of Oklahoma, N.A. has issued an irrevocable standby letter of credit, dated January 12, 2006 and expiring July 12, 2006, in the amount of $125,000 drawn in favor of RLI Insurance Company securing a surety bond in favor of the Louisiana Office of Conservation for plugging and abandonment obligations which may occur as a result of drilling operations in St. Charles Parish, Louisiana.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
The Company agreed that the Class 7 creditors to the ANEC/Couba Reorganization Plan (“Plan”) would receive a contingent payable from future production of the properties in the amount of approximately $4.9 million plus interest accruing at 8% per annum commencing January 1, 2002, and would receive payment of 100% of their allowed claims out of an overriding royalty interest in the amount of 3% of the production from existing and new wells on the Bayou Couba Lease. In addition, such claims are to be paid out of a net profits interest granted to the creditors whereby such creditors are allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou Couba Lease, 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou Couba Lease and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on a 23.5 square mile area of mutual interest, excluding, however, the Bayou Couba Lease. Upon payment of their allowed claims, inclusive of interest, such royalty and net profits interests. The Company is accounting for any contingent purchase price payments to the Class 7 creditors as additions to the full cost pool as production occurs.

The Company agreed that, after repayment to the Company of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba Lease and the 23.5 square mile area of mutual interest, including payments made by the Company to all creditors of all classes under the plan, the former holders of equity securities of Couba will be entitled to a working interest in the wells in the Bayou Couba Lease equal to 25% of the working interest obtained by the Company directly from Couba at the time of confirmation and as a result of the plan of reorganization of Couba and a 25% interest in the Company’s interest in the 23.5 square mile area of mutual interest held by the Company on the effective date of the plan

Effective January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic. In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic are being reviewed by the Canada Customs and Revenue Agency (“CRA”). While no final determination, claim or assessment has been made by CRA, the Company has accrued $302,870 (Cdn$353,000) as an estimate of taxes due on dissolution of Gothic relating to questions by CRA on paid up capital and imputed interest. Additional amounts which may be assessed as a result of the review by CRA are uncertain and no estimate can be made of any additional exposure by the Company at this time.

The Company is a defendant in a number of legal proceedings which management considers to be routine litigation that is incidental to its business. Management does not expect to incur any material liability as a consequence of such litigation.
10	Related party transactions

The Company reimbursed $3,980 of office administration expense to a company with a common director of the Company during 2004. No such expenses were incurred in 2005.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
11	Income taxes

The provision for income taxes for the year ended December 31, 2005 is based on the liability method prescribed by Statement of Financial Accounting Standards No. 109 and includes current taxes and the change in the Company’s deferred income tax asset or liability during the year. Deferred income tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
	$	$
Deferred tax assets
Asset retirement costs	587,866	608,499
Foreign exchange loss	400,667	268,862
Acquisition, exploration and development costs and related depreciation, depletion and amortization	6,955,877	6,834,694
Contribution carryovers	3,162	1,871
Change in accounting principle	123,894	123,894

Net operating loss carryforwards	5,901,001	3,562,386

Deferred tax asset	13,972,468	11,400,206

Less: Valuation allowance	(13,972,468)	(11,400,206)

Total deferred tax asset (liability)	—	—

The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The differences for the years ended December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	$	$
Federal tax benefit at statutory rate	2,149,529	5,061,735
State taxes, net of federal taxes	273,619	637,927
Other	157,113	458,026
Less: valuation allowance	(2,580,261)	(6,157,688)

Total provision for income taxes	—	—

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
As of December 31, 2005, the Company has a net operating loss carry-forward of approximately $17,269,000 which is available to reduce future taxable income, if any, through 2026. Management has determined that it is more likely than not that the benefit of the deferred tax asset will not be realized and thus has provided a 100% valuation allowance against the deferred tax asset. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carry-forward which can be utilized.
12	Reorganization

On January 22, 2002, the Company completed a corporate reorganization which became effective February 8, 2002. At a meeting held on January 18, 2002, the shareholders of Gothic approved an arrangement under Section 192 of the Canada Business Corporations Act whereby the shareholders of Gothic voted to exchange all their common shares for shares of ANEC. The effect of the reorganization was that Gothic, which had formerly been the parent corporation of ANEC, became its wholly-owned subsidiary and ANEC became the parent corporation. The shareholders of Gothic tendered their share certificates and received a like number of shares of ANEC. All outstanding warrants and options to purchase shares of Gothic now represent the right to purchase shares of ANEC on substantially the identical terms and conditions. The shares of Gothic are no longer listed on the Toronto Venture Exchange, Inc. and in their place, the shares of ANEC are listed on that exchange, quoted and traded in U.S. dollars under the symbol ANR.U. Also on that date, the shareholders approved the reduction of the stated capital of Gothic by the amount of the accumulated deficit of $2,015,495. This transaction has been accounted for as a quasi-reorganization. Gothic may be deemed a predecessor of the Company.

Upon petition of Gothic, the Supreme Court of British Columbia, at a hearing held on January 22, 2002, considered the fairness of the terms and conditions of the reorganization. All the security holders of Gothic were mailed a notice dated December 19, 2001 of the hearing and had the opportunity to appear. Upon finding that the terms of the transaction were fair, both procedurally and substantively, to the security holders of Gothic, the Court entered an order approving the reorganization pursuant to the provisions of Section 192 of the Canada Business Corporations Act. The British Columbia Court was advised by Gothic in the petition presented to the Court before the hearing that ANEC would rely on the exemption from the registration requirements of the Act, as amended, contained in Section 3(a) (10) thereof in issuing its shares in exchange for the shares of Gothic.

13	Subsequent Events

On March 8, 2006, the Company agreed to participate in a 3D seismic survey being conducted by Seismic Exchange, Inc., New Orleans, Louisiana (“SEI”). The 3D seismic survey will cover the 23.5 square mile area over which the Company and its exploration and development partner, Dune Energy presently have 3D seismic coverage as well as approximately 36.5 additional square miles.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
The one year exclusive license over the 60 square miles being acquired by the Company is part of a larger regional survey being conducted by SEI which includes all of the Company’s Bayou Couba project area subject to its ExxonMobil Joint Development Agreement. The new survey is intended to image more effectively formations deeper than are currently imaged by the Company’s existing 3D seismic survey. The license fee under the agreement is $1.0 million, payable in installments upon the occurrence of certain events, including $600,000 upon execution of the agreement. Dune Energy is providing interim financing for the Company’s share of the 3D seismic survey costs. The Company is to contribute a share of future seismic costs in order to equalize the participation in the seismic survey at 50% each. The Company has agreed with Dune Energy that if it is unable to pay its share of costs the Company will provide Dune Energy a license in its existing 3D seismic survey. Upon the completion of the survey and seismic interpretation, ExxonMobil and the Company have agreed to extend their Joint Development Agreement by two years to November 2009.

On March 8, 2006, the Company executed a letter of intent with TransAtlantic Petroleum Corporation (“TransAtlantic”) to purchase TransAtlantic’s interests in the Company’s Bayou Couba project, St. Charles Parish, Louisiana (“Bayou Couba”) and the Company’s 8% Convertible Secured Debentures in the principal amount of $3.0 million (the “Debentures”) held by TransAtlantic. The Company agreed to pay a total of $3.8 million for TransAtlantic’s Bayou Couba assets and the Debentures. Closing is anticipated to occur within 90 days with an effective date as of the first day of the month in which the transaction closes. The transaction is subject to the Company securing financing to effect the transaction, the negotiation, preparation and execution of a mutually acceptable definitive agreement and the approval of the respective Boards of both companies.

14	Change in accounting principle

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

The Company began capitalizing the non-cash deemed interest during the quarter ended December 31, 2003, consistent with the issuance dates of the convertible secured debentures. As a result of applying the new method, the cumulative effect of the change on the prior year of $326,381 is included in the loss for the year ended December 31, 2004. The new method decreased depletion, depreciation, and amortization, increased interest expense, and decreased the Company’s impairment charge recorded for the year ended December 31, 2004. The net effect of the change on the year ended December 31, 2004 was to increase the loss before the cumulative effect of a change in accounting principle by $1,123,049 ($0.04 per share). The pro forma effect of the change on net loss for the year ended December 31, 2003 was to increase the loss by $326,381 ($0.01 per share).

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
15	Disclosures About Oil and Gas Producing Activities

Net Capitalized Costs

The following summarizes net capitalized costs as of December 31, 2005 and 2004.

	2005	2004
	$	$
Oil and gas properties
Proved	21,979,328	20,334,238
Unproved	3,278,257	3,445,522

Total	25,257,585	23,779,760

Less accumulated depreciation, depletion and amortization and impairment	(19,353,778)	(18,456,138)

Net capitalized costs	5,903,807	5,323,622

Unproved Property Costs
The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2005. All costs represent investment in unproved property in Louisiana and will be evaluated over several years as the properties are explored. Property acquisition costs of $252,301 have been reduced by the $837,500 prospect fee received from Dune Energy as of December 31, 2005 (See Note 4).

	2005	2004	Prior Years	Total
	$	$	$	$
Property acquisition costs	(585,199)	447,606	1,986,640	1,849,047
Capitalized interest	417,934	384,277	626,999	1,429,210

	(167,265)	831,883	2,613,639	3,278,257

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	2005	2004
	$	$
Development costs	2,043,759	2,385,689
Exploration costs	—	5,259,630
Acquisition costs
Proved	—	—
Unproved	417,934	668,808
Sales of properties	(837,500)	—

	1,624,193	8,314,127

Results of Operations from Oil and Gas Producing Activities
The Company’s results of operations from oil and gas producing activities are presented below for the years 2005 and 2004. The following table includes revenues and expenses associated directly with the Company’s oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

	2005	2004
	$	$
Oil and gas sales	2,514,086	3,137,202
Operations income	112,676	116,643
Lease operating expenses	(496,275)	(429,315)
Production taxes	(241,854)	(232,135)
Net gain (loss) from sale of oil and gas properties	—	(44,411)
Impairment of oil and gas properties	—	(7,676,670)
Depreciation, depletion and amortization	(1,003,961)	(2,558,719)

Results of operations from oil and gas activities, excluding corporate overhead and interest costs	884,672	(7,687,405)

Oil and Gas Reserve Quantities (unaudited)
The reserve information presented below is based on reports prepared by independent petroleum engineers Summa Engineering, Inc. for 2005 and Netherland, Sewell and Associates, Inc. for 2004.
The information is presented in accordance with regulations prescribed by the Securities and Exchange Commission. Reserve estimates are inherently imprecise. These estimates were generally based upon extrapolation of historical production trends, analogy to similar

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
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
December 31, 2005

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	90.51	50.32	98.90
Extensions, discoveries and other additions	174.88	1,832.36	480.27
Revisions of previous estimates	100.86	(11.23)	98.98
Production	(49.32)	(15.30)	(51.87)
Sale of reserves in place	—	—	—
Purchase of reserves in place	—	—	—

Proved reserves, end of period	316.93	1,856.15	626.28

Proved developed reserves:
Beginning of period	90.51	50.32	98.90

End of period	135.61	71.87	147.58

December 31, 2004

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	179.55	272.47	224.96
Extensions, discoveries and other additions	20.83	12.78	22.96
Revisions of previous estimates	(50.08)	(100.36)	(66.81)
Production	(59.79)	(134.57)	(82.21)
Sale of reserves in place	—	—	—
Purchase of reserves in place	—	—	—

Proved reserves, end of period	90.51	50.32	98.90

Proved developed reserves:
Beginning of period	110.93	212.43	146.34

End of period	90.51	50.32	98.90

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Standardized Measure of Discounted Future Net Cash Flows (unaudited)
Statement of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities, (“SFAS 69”) prescribes guidelines for computing the standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.
Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2005 and December 31, 2004 were $60.21 and $40.25 per barrel for oil and $9.24 and $6.18 per mcf for natural gas, respectively. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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
The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS 69:

	December 31,
	2005	2004
	$	$
Future cash inflows	38,997,918	3,925,700
Future production taxes	(4,188,666)	(338,000)
Future development costs	(6,771,413)	(213,000)
Future production costs	(3,324,556)	(1,276,100)
Estimated future Net Profits payments	(1,856,089)	—
Future income tax provision	—	—

Net future cash flows	22,857,194	2,098,600
Less effect of a 10% discount factor	(5,907,753)	(220,500)

Standardized measure of discounted future net cash flows	16,949,441	1,878,100

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	December 31,
	2005	2004
	$	$
Standardized measure, beginning of period	1,878,100	3,689,700
Sales of oil and gas produced, net of production costs	(985,026)	(1,719,178)
Changes in future development costs	(4,841,516)	814,622
Revisions of previous quantity estimates	2,736,072	(1,647,744)
Net change due to extensions and discoveries	13,274,614	531,682
Net change in prices and production costs	1,770,837	52,147
Change in estimated net profits payments	1,353,558	22,800
Accretion of discount	1,762,802	134,072

Standardized measure, end of period	16,949,441	1,878,100

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

Signature	Title	Date

/s/ Michael K. Paulk	President (Principal	April 14, 2006
Michael K. Paulk	Executive Officer) and Director

/s/ Steven P. Ensz	Director and Principal Financial	April 14, 2006
Steven P. Ensz	and Accounting Officer

/s/ Brian Bayley	Director	April 14, 2006
Brian Bayley

/s/ Jules Poscente	Director	April 14, 2006
Jules Poscente