Form 10QSB
period 2006-03-31
American Natural Energy Corp
filed 2006-05-19
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number 0-18596
American Natural Energy Corporation

(Exact name of small business issuer as specified in its charter)

Oklahoma	73-1605215

(State or other jurisdiction of	(I.R.S employer
incorporation of organization)	identification no.)
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
Yes ☐                 No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of May 15, 2006, 51,497,674 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
As of March 31, 2006 and December 31, 2005

	March 31, 2006	December 31, 2005
	$	$

ASSETS
Current assets:
Cash and cash equivalents	1,251	185,268
Accounts receivable — joint interest billing	185,790	625,963
Accounts receivable — oil and gas sales	338,622	375,079
Accounts receivable — other	9,810	9,769
Prepaid expenses	69,466	129,376
Oil inventory	12,679	11,283

Total current assets	617,618	1,336,738

Proved oil and natural gas properties, net of accumulated depletion, depreciation, amortization and impairment of $19,521,747 and $19,353,778	2,593,149	2,625,550
Unproved oil and natural gas properties	3,187,838	3,278,257
Equipment and other fixed assets, net of accumulated depreciation of $538,697 and $532,174	569,078	572,708
Deferred expenses, net of accumulated amortization of $161,515 and $93,707	161,079	208,887

Total assets	7,128,762	8,022,140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	3,155,692	3,686,485
Revenue payable	3,657,261	3,273,800
Accrued interest	20,036	12,404
Insurance note payable	—	17,587
Notes payable (Note 4)	1,124,503	1,252,361
Asset retirement obligation	419,136	408,799
Taxes due on dissolution of subsidiary (Note 5)	302,870	302,870
Current portion of convertible secured debentures, net of discount of $138,569 and $205,169 (Note 4)	11,036,431	10,969,831

Total current liabilities	19,715,929	19,924,137

Noncurrent notes payable (Note 4)	69,325	142,259
Asset retirement obligations	1,253,878	1,139,848

Total liabilities	21,039,132	21,206,244

Commitments and contingencies (Note 5)

Stockholders’ deficit:

Common stock
Authorized — 250,000,000 shares with par value of $0.001 Issued and outstanding — 50,664,342 shares	50,664	50,664
Additional paid-in capital	19,973,090	19,973,090
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(36,182,262)	(35,471,289)
Accumulated other comprehensive income	2,248,138	2,263,431

Total stockholders’ deficit	(13,910,370)	(13,184,104)

Total liabilities and stockholders’ deficit	7,128,762	8,022,140

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month periods ended March 31, 2006 and March 31, 2005

	2006	2005
	$	$

Revenues:
Oil and gas sales	549,815	805,665
Operations income	37,085	30,346
Interest and other income	11	8

	586,911	836,019

Expenses:
Lease operating expense	108,931	121,310
Production tax expense	36,981	65,657
General and administrative	531,835	421,714
Foreign exchange gain	(15,293)	(104,416)
Interest and financing costs	319,739	1,330,106
Depreciation, depletion and amortization — oil and gas properties	238,511	361,752
Depreciation and amortization — other assets	77,180	134,972

Total expenses	1,297,884	2,331,095

Net loss	(710,973)	(1,495,076)

Other comprehensive income (loss) — net of tax:
Foreign exchange translation	(15,293)	(104,416)

Other comprehensive income (loss)	(15,293)	(104,416)

Comprehensive loss	(726,266)	(1,599,492)

Basic and diluted loss per share	(0.01)	(0.04)

Weighted average number of shares outstanding
Basic	50,664,342	35,313,929

Diluted	50,664,342	35,313,929

     The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month periods ended March 31, 2006 and March 31, 2005

	2006	2005
	$	$

Cash flows from operating activities:
Net loss	(710,973)	(1,495,076)
Non cash items:
Depreciation, depletion and amortization	315,691	496,724
Foreign exchange gain	(15,293)	(104,416)
Interest and financing costs	66,601	1,185,517

Changes in working capital items:
Accounts receivables	476,589	596,370
Oil inventory	(52)	(1,404)
Prepaid expenses	59,910	30,019
Accounts payable, revenue payable and accrued liabilities	375,424	(117,120)

Net cash provided by operating activities	567,897	590,614

Cash flows from investing activities:
Purchase and development of oil and gas properties	(613,546)	(878,782)
Purchase of equipment and other fixed assets	(5,743)	(26,449)
Proceeds from sale of participation rights	162,500	—

Net cash used in investing activities	(456,789)	(905,231)

Cash flows from financing activities:
Issuance of notes payable	—	100,000
Payment of notes payable	(218,380)	(12,910)
Private placement costs	(20,000)	—
Change in bank overdrafts outstanding	(56,745)	—
Refund of issuance expenses from prior period	—	4,724

Cash (used in) provided by financing activities	(295,125)	91,814

Decrease in cash and cash equivalents	(184,017)	(222,803)

Cash beginning of period	185,268	303,817

Cash end of period	1,251	81,014

Supplemental disclosures:
Interest paid, net of capitalized interest	246,580	144,519

Non cash financing and investing activities:
Change in accounts payable resulting from the purchase and development of oil and gas properties	458,378	44,620
Principle amount of 8% debentures converted to common stock	—	200,000
Accounts payable refinanced with notes payable	—	270,000
     The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006 and 2005
1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2006 and 2005 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2006 are not indicative of the results that may be expected for the full year ending December 31, 2006.

Stock-based compensation

As discussed below in Note 6, the Company has a stock-based compensation plan, and effective January 1, 2006, accounts for stock options granted to employees under this plan in accordance with the provisions of Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the grantee’s requisite service period (generally the vesting period of the equity grant). Prior to this, the Company accounted for its share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The company elected to adopt the modified-prospective transition method as provided under SFAS 123R and, accordingly, results for prior periods have not been restated.

Income tax expense

SFAS 109, Accounting for Income Taxes, requires that the Company record a valuation allowance when it is more likely than not that a portion or all of its deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2005 and March 31, 2006, the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003. Interest cost on the Debentures includes interest expense at the stated rate and the accretion of a discount, which is determined using the effective interest method. Discount accretion during the three months ended March 31, 2006 and 2005 was $67,000 and $1,186,000, respectively. Additionally, upon conversion of the Debentures,

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006 and 2005
any unamortized balance of the discount associated with principal converted is included in interest cost, net of any amounts capitalized. A portion of interest cost consisting of all interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on the outstanding borrowings. No interest was capitalized during the three months ended March 31, 2006. During the three months ended March 31, 2005, interest cost capitalized amounted to $100,000.

New pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies several other related issues. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued in the first fiscal year beginning after September 15, 2006. The Company has not evaluated what impact, if any, this standard will have on its financial position or results of operations.

2	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless the effects are anti-dilutive.

A reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for each period presented is as follows:

	Three Months Ended March 31,
	2006 (1)	2005 (1)
	$	$

Numerator — net loss
Basic	(710,973)	(1,495,076)
Diluted	(710,973)	(1,495,076)

Denominator — weighted average number of shares outstanding
Basic	50,664,342	35,313,929
Diluted	50,664,342	35,313,929

(1)	Does not include 1,600,000 outstanding potentially dilutive options at a weighted average price of $0.50 per share, and the effects of 74,500,000 common shares issuable upon conversion of 8% debentures due to the net loss.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006 and 2005
3	Liquidity and Capital Resources

The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses during the first quarter of 2006 and during the year ended December 31, 2005, totaling approximately $711,000 and $6.2 million, respectively, and has a working capital deficiency and an accumulated deficit at March 31, 2006 which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Management’s strategy is to obtain additional financing or industry partners. Certain covenants included in the 8% convertible secured debentures in the amount of $11,175,000 due September 30, 2006, limit the amount of additional indebtedness the Company can incur to $2 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

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
March 31, 2006 and 2005
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
The amendments to the Debentures resulted in the extinguishment of debt and recognition of a loss of $1,147,000. At the date of the amendment and at March 31, 2006, $11,175,000 in Debentures was outstanding. As a result of the extinguishment and recognition of loss, these Debentures were recorded at their fair market value on June 23, 2005 reflecting the present value of future cash flows and the option value of the underlying convertible shares.
The Company has agreed to file a registration statement and post-effective amendment under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), to enable, upon effectiveness of the registration statement and post-effective amendment, the resale of the shares to be issued on conversion of the Debentures.
Notes payable
On February 2, 2005, the Company entered into a $100,000 unsecured short-term note with a NYP floating interest rate with Citizens Bank of Oklahoma. The maturity date of the note is July 6, 2006 with interest payments due monthly and all unpaid accrued interest and principal due at maturity.
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
March 31, 2006 and 2005
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

On November 14, 2005, the Company converted its $26,000 accounts payable balance to Mitchell Industries to a note payable. A down payment of $5,112 was tendered upon execution of the note. Monthly payments of $4,172 which include interest at the rate of 8% per annum are to be made through April 2006. This note has been paid in full subsequent to March 31, 2006.

On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum are to be made through December 2006.

5	Commitments and contingencies

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

The Company agreed that, after repayment to the Company of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba Lease and the 23.5 square mile area of mutual interest, including payments made by the Company to all creditors of all classes under the plan, the former holders of equity securities of Couba will be entitled to a working interest in the wells in the Bayou Couba Lease equal to 25% of the working interest obtained by the Company directly from Couba at the time of confirmation and as a result of the plan of reorganization of Couba and a 25% interest in the Company’s interest in the 23.5 square mile area of mutual interest held by the Company on the effective date of the plan.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006 and 2005
Effective January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic Resources Inc. (“Gothic”). In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic are being reviewed by the Canada Customs and Revenue Agency (“CRA”). While no final determination, claim or assessment has been made by CRA, the Company has accrued $302,870 (Cdn$353,000) as an estimate of taxes due on dissolution of Gothic relating to questions by CRA on paid up capital and imputed interest. Additional amounts which may be assessed as a result of the review by CRA are uncertain and no estimate can be made of any additional exposure by the Company at this time.

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

The Company is a defendant in a number of legal proceedings which it considers to be routine litigation that is incidental to its business. The Company does not expect to incur any material liability as a consequence of such litigation.

6	Stock-based compensation

On January 1, 2006, the Company adopted FAS 123(R), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the modified prospective application method such that FAS 123(R) applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. The Company has equity incentive plans that provide for the issuance of stock options. These plans are discussed more fully in the Company’s Form 10-KSB for the year ended December 31, 2005. All options expire five years from the date of grant. Generally, stock options granted to employees and directors vest ratably over two years from the grant date. No new stock options have been granted subsequent to January 1, 2006. The Company recognizes stock-based compensation expense over the vesting period of the individual grants.

Prior to January 1, 2006, the Company accounted for its long-term equity incentive plans under the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretation. The Company, applying the intrinsic value method, did not record stock-based compensation cost for stock options issued to employees and directors because the exercise price of the stock options equaled the market price of the underlying stock at the date of grant.

For the three months ended March 31, 2006, the Company recognized compensation costs of $469 related to stock options issued prior to January 1, 2006. There is no unrecognized compensation costs related to stock options not yet vested as all stock options are vested at March 31, 2006

The fair value of stock options granted in 2005 was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006 and 2005

Weighted average life, in years	5.00
Risk-Free interest rate	3.60%
Expected volatility	107.3%
Expected Dividend Rate	None
The Company utilizes authorized but unissued shares when a stock option is exercised.
The following table illustrates the effect on net income and earnings per share in the comparable quarter of the prior year as if the fair value based method under FASB Statement 123 had been applied to all outstanding vested and unvested awards in that period.

$
Net loss, as reported	(1,495,076)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7,031)

Pro forma net loss	(1,502,107)

Loss per share
Basic and diluted-as reported	(0.04)

Basic and diluted-pro forma	(0.04)

There was no stock option activity in the first quarter of 2006 or 2005. At March 31, 2006 there were 1,600,000 options outstanding and exercisable with a weighted average exercise price of $0.50. The weighted average remaining contractual term for these options at March 31, 2006 was 2.8 years. These options had no intrinsic value at March 31, 2006.

7	Subsequent events

In April and May 2006, Debentureholders converted $125,000 of the company’s 8% Convertible Secured Debentures to 833,332 shares of common stock, pursuant to the terms of the instruments’ indenture.

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
     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in years 2005 and 2004, of approximately $6.2 and $14.9 million, respectively, and have a net loss of $711,000 in the three month period ended March 31, 2006, and have a working capital deficiency and an accumulated deficit at March 31, 2006 which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and drilling participations, and we have no bank or other line of credit or other financing agreement providing borrowing availability with a commercial lender. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas and the quantities of oil and gas we produce. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.
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
     The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2005 includes an explanatory paragraph which states that we have sustained substantial losses in 2005 and 2004 and have a working capital deficiency and an accumulated deficit at December 31, 2005, that raise substantial doubt about our ability to continue as a going concern.

     A Comparison of Operating Results For The Three Months Ended March 31, 2006 and March 31, 2005
     We incurred a net loss of $711,000 during the three months ended March 31, 2006 compared to a net loss of $1,495,000 for the three months ended March 31, 2005. During the three months ended March 31, 2006, our revenues were comprised of oil and gas sales and operations income totaling $587,000 compared with oil and gas sales and operations income of $836,000 during the same period of 2005. Our oil and gas sales and operations income for the three months ended March 31, 2006 were lower as a result of decreased production which was partially offset by higher oil and gas prices. Our net average daily production for the three-month period ended March 31, 2006 decreased by 45% over the same period of the prior year, from 651 (180 net) barrels of oil equivalent per day to 488 (100 net) barrels of oil equivalent per day. Oil and gas sales were favorably affected by higher average realized prices, which increased by 30%, from an average of $47.16 per barrel of oil equivalent for the three months ended March 31, 2005 to $61.21 per barrel of oil equivalent for the three months ended March 31, 2006. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.
     Our total expenses were $1,298,000 for the three months ended March 31, 2006 compared to $2,331,000 for the three months ended March 31, 2005. Our general and administrative expenses during the three months ended March 31, 2006 were $532,000 compared to $422,000 during the three months ended March 31, 2005. These expenses increased in 2006 largely because of an increase in professional services provided us during 2006 compared to 2005.
     Interest and financing costs decreased from $1,330,000 for the three months ended March 31, 2005 to $320,000 for the three months ended March 31, 2006. While debt outstanding was higher at March 31, 2006 compared to the same period for 2005, interest expense decreased as a result of amending our Debentures. Prior to the amendment, interest expense reflected the amortization of a beneficial conversion feature related to the issuance in October 2003 of our 8% Convertible Debentures. On the dates the Debenture transaction was completed, the closing price for our Common Stock was $0.70 per share. Because the conversion price was less than the market price on the dates the transaction was completed, a beneficial conversion feature of $6.7 million was attributed to the Debentures. An additional beneficial conversion feature of $858,000 was recorded in the third quarter of 2004 resulting from issuance of shares of our common stock pursuant to a Rights Offering. Due to antidilution provisions contained in the Debenture Agreement, the issuance of shares of common stock changed the conversion price of the debentures from $0.45 to $0.43 per share resulting in the additional beneficial conversion feature. Such amount was amortized to interest expense over the life of the Debentures prior to the amendment. In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity.
     Under the amendments, 74,500,000 shares may be issued upon full conversion of the Debentures at the reduced conversion price. On June 23, 2005, our stockholders voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue from 100 million to 250 million and adjust the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments. As a result of the amendment, a loss on extinguishment of debt of $1,147,000 was recognized and the Debentures were recorded on June 23, 2005 at their fair market value, reflecting the present value of future cash flows and the option value of the underlying convertible shares. Costs associated with the amendment totalling $303,000 are being amortized to interest expense over the remaining life of the Debentures.
     Lease operating expenses of $109,000, production taxes of $37,000 and depletion, depreciation and amortization of $316,000 during the three months ended March 31, 2006 changed from $121,000, $66,000, and $497,000, respectively, during the three months ended March 31, 2005. Lease operating expenses remained consistent. Production taxes decreased as a result of lower production. The decrease in depletion, depreciation and amortization is due to higher reserves and lower production in the first quarter of 2006 compared to the same period of 2005 which results in a lower per unit rate of depletion.
     During the three months ended March 31, 2006, we had a foreign exchange gain of $15,000, compared to a foreign exchange gain of $104,000 for the three months ended March 31, 2005. The foreign exchange gain recognized during the three months ended March 31, 2006 and 2005 was caused by the strengthening of the US dollar against the Canadian dollar.
Liquidity and Capital Resources
A Comparison of Cash Flow For The Three Months Ended March 31, 2006 and March 31, 2005
     Our net cash provided by operating activities was $568,000 for the three months ended March 31, 2006 as compared to net cash provided by operating activities of $591,000 for the three months ended March 31, 2005, a decrease of $23,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $912,000 and $508,000 during the three months ended March 31, 2006 and 2005, respectively, because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.
     We used $457,000 of cash in investing activities during the three months ended March 31, 2006 compared to net cash used of $905,000 in 2005. The 2005 cash used in investing activities includes $879,000 for the purchase and development of oil and gas properties and $26,000 for the purchase of fixed assets compared to $614,000 and $6,000, respectively, in 2006.

     Additionally in the first quarter of 2006, we had proceeds from the sale of participation rights of $163,000. The expenditures in 2006 are primarily the result of the change in accounts payable resulting from the development of oil and gas properties in prior periods. The 2005 expenditures are primarily a result of recompletions of wells drilled in prior periods.
     We used $295,000 of net cash in financing activities for the three months ended March 31, 2006 compared to $92,000 of net cash provided by financing activities for the same period in 2005. For the three months ended March 31, 2006, net cash outflows from financing activities was primarily a result of payment of notes. Cash inflows provided by financing activities during the three months ended March 31, 2005 were primarily a result of a short-term bank loan in the amount of $100,000, partially offset by scheduled payments on certain of our obligations.
     A decline in production from our drilling program has decreased revenues during the year ended December 31, 2005 and the first three months of 2006. To date, our production has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private and public debt and equity transactions and through an increase in vendor payables and note payables. At March 31, 2006, we do not have any available borrowing capacity.
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
     At March 31, 2006, we have no other commitments to expend additional funds for drilling activities for the rest of 2006.
How We Have Financed Our Activities
     Our activities since 2002 have been financed primarily from sales of debt and equity securities and drilling participations.
     On October 21, 2003 and October 31, 2003, we completed financing transactions of $11.695 million and $305,000, respectively, by issuing our Convertible Secured Debentures (the “Debentures”). Initially, the Debentures were repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. At the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into our common shares at any time prior to maturity at a conversion price of $0.45 per share, subject to antidilution adjustment. The Debentures are redeemable by us at any time after October 1, 2004 if the weighted average price per share of our common stock on the TSX Venture Exchange for a

20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166 2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. The Debentures have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions. A finder’s fee in the amount of $360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing.
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
     Purchasers of the Debentures included TransAtlantic, $3.0 million principal amount, and Quest Capital Corp., $500,000 principal amount. Mr. Brian Bayley, who has been a Director of our company since June 2001, is also President and Chief Executive Officer of Quest Capital Corp. and a Director of TransAtlantic. Quest Capital Corp. is engaged in merchant banking activities in Canada and elsewhere which includes providing financial services to small and mid-cap companies operating primarily in North America. Quest Investment Corporation is a predecessor company of Quest Capital Corp.
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
Future Capital Requirements and Resources
     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005, through an increase in vendor payables and notes payable. At March 31, 2006, we do not have any available borrowing capacity under existing credit facilities and our current assets are $618,000 compared with current liabilities of $19.7 million. Our current liabilities include approximately $11.2 million of secured indebtedness, including the related fully amortized discount, due in September 2006 and accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $8.7 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2006. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. Any capital expenditures for drilling purposes during 2006 we expect will be funded from the sale of drilling participations and equity capital. It is management’s plan to raise additional capital through the sale of interests in our drilling activities or other strategic transaction; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
     At March 31, 2006, we have no commitments for additional capital to fund drilling activities during 2006. Any capital expenditures will be funded from monies raised through industry participations, or, if available, borrowings or equity capital. We currently have no borrowing capacity with any lender and no firm commitment from any potential investors and such additional capital may not be available to us in the future.
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
New Accounting Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies several other related issues. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued in the first fiscal year beginning after September 15, 2006. We have not evaluated what impact, if any, this standard will have on our financial position or results of operations.
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
     With the exception of historical matters, the matters we discussed below and elsewhere in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Information and Item 2. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our ability to repay or extend the maturity of our Debentures in September 2006, our ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our current liabilities, and our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through successful drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify and integrate successfully any additional producing oil and gas properties we acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements and estimates about quantities of production of oil and gas as it implies continuing production rates at those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.
     Readers are cautioned that the risk factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2005 and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2006 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.
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
ITEM 3. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including Michael K. Paulk, our President, and Steven P. Ensz, our Vice President, Finance, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 6. Exhibits
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

AMERICAN NATURAL ENERGY CORPORATION

(Registrant)

Date: May 17, 2006	/S/ Michael K. Paulk

Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz

Steven P. Ensz
Principal Financial and Accounting Officer