Form 10QSB
period 2006-06-30
American Natural Energy Corp
filed 2006-08-21
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2006; or

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
     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     As of August 15, 2006, 51,997,673 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
As of June 30, 2006 and December 31, 2005

	June 30, 2006	December 31, 2005
	$	$
ASSETS
Current assets:
Cash and cash equivalents	11,529	185,268
Accounts receivable — joint interest billing	275,377	625,963
Accounts receivable — oil and gas sales	377,737	375,079
Accounts receivable — other	246,008	9,769
Prepaid expenses	172,822	129,376
Oil inventory	9,622	11,283

Total current assets	1,093,095	1,336,738
Proved oil and natural gas properties, net of accumulated depletion, depreciation, amortization and impairment of $19,617,434 and $19,353,778	2,670,276	2,625,550
Unproved oil and natural gas properties	3,884,695	3,278,257
Equipment and other fixed assets, net of accumulated depreciation of $577,452 and $532,174	533,578	572,708
Deferred expenses, net of accumulated amortization of $230,681 and $93,707, and prepaid costs	71,913	208,887

Total assets	8,253,557	8,022,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	4,038,098	3,686,485
Revenue payable	3,756,588	3,273,800
Accrued interest	247,954	12,404
Insurance note payable	62,842	17,587
Notes payable	1,575,963	1,252,361
Asset retirement obligation	429,734	408,799
Taxes due on dissolution of subsidiary (Note 5)	302,870	302,870
Convertible secured debentures, net of discount of $69,498 and $205,169 (Note 4)	10,955,502	10,969,831

Total current liabilities	21,369,551	19,924,137
Noncurrent notes payable (Note 4)	—	142,259
Asset retirement obligation	1,288,177	1,139,848

Total liabilities	22,657,728	21,206,244

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock
Authorized — 250,000,000 shares with par value of $0.001	51,664	50,664
Issued — 51,664,340 (2005 — 50,664,342) shares
Additional paid-in capital	20,122,559	19,973,090
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(37,281,802)	(35,471,289)
Accumulated other comprehensive income	2,703,408	2,263,431

Total stockholders’ equity	(14,404,171)	(13,184,104)

Total liabilities and stockholders’ equity	8,253,557	8,022,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month and six-month periods ended June 30, 2006 and June 30, 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	$	$	$	$
Revenues:
Oil and gas sales	378,845	704,650	928,660	1,510,315
Operations income	36,911	15,531	73,996	45,877
Interest and other income	—	10	11	18

	415,756	720,191	1,002,667	1,556,210

Expenses:
Lease operating expense	87,826	147,824	196,757	269,134
Production taxes	24,859	72,849	61,840	138,506
General and administrative	379,023	506,231	910,858	927,945
Foreign exchange (gain) loss	455,270	(97,272)	439,977	(201,688)
Interest and financing costs	318,832	1,305,088	638,571	2,635,194
Depletion, depreciation and amortization — oil and gas properties	141,565	306,487	380,076	668,239
Depreciation and amortization — other assets	107,921	271,919	185,101	406,891
Loss on extinguishment of debt	—	1,146,674	—	1,146,674

Total expenses	1,515,296	3,659,800	2,813,180	5,990,895

Net loss	(1,099,540)	(2,939,609)	(1,810,513)	(4,434,685)

Other comprehensive income (loss) – net of tax:
Foreign exchange translation	455,270	(97,271)	439,977	(201,687)

Other comprehensive income (loss)	455,270	(97,271)	439,977	(201,687)
Comprehensive loss	(644,270)	(3,036,880)	(1,370,536)	(4,636,372)

Basic and diluted loss per share	(0.02)	(0.08)	(0.04)	(0.12)

Weighted average number of shares outstanding
Basic	51,450,055	36,209,008	51,059,369	35,763,941

Diluted	51,450,055	36,209,008	51,059,369	35,763,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month and six-month periods ended June 30, 2006 and June 30, 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	$	$	$	$
Cash flows from operating activities:
Net loss	(1,099,540)	(2,939,609)	(1,810,513)	(4,434,685)
Non cash items:
Depreciation, depletion and amortization	249,486	578,406	565,177	1,075,130
Interest and financing costs	69,071	1,202,960	135,672	2,388,477
Foreign exchange (gain) loss	455,270	(97,272)	439,977	(201,688)
Loss on extinguishment of debt	—	1,146,674	—	1,146,674
Non cash compensation expense	469	40,500	469	40,500
Changes in working capital items:
Accounts receivable	(364,900)	284,145	111,689	880,515
Oil inventory	2,076	117	2,024	(1,287)
Prepaid expenses	11,124	80,759	71,034	110,778
Accounts payable, accrued liabilities and interest	544,180	(115,054)	919,604	(232,174)

Net cash provided (used) by operating activities	(132,764)	181,626	435,133	772,240

Cash flows from investing activities:
Purchase and development of oil and gas properties	(14,774)	(396,883)	(628,320)	(1,275,665)
Purchase of fixed assets	(3,255)	—	(8,998)	(26,449)
Proceeds from sale of participation rights	—	—	162,500	—

Net cash used in investing activities	(18,029)	(396,883)	(474,818)	(1,302,114)

Cash flows from financing activities:
Issuance of notes payable	197,851	—	197,851	100,000
Payment of notes payable	(46,904)	(184,525)	(265,284)	(197,435)
Prepayment for sale of common stock	—	599,254	—	599,254
Private placement/debenture amendment costs	20,000	(63,736)	—	(63,736)
Other	—	—	—	4,724
Change in bank overdrafts outstanding	(9,876)	—	(66,621)	—

Cash provided (used) by financing activities	161,071	350,993	(134,054)	442,807

Increase (decrease) in cash and cash equivalents	10,278	135,736	(173,739)	(87,067)

Cash beginning of period	1,251	81,014	185,268	303,817

Cash end of period	11,529	216,750	11,529	216,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the three-month and six-month periods ended June 30, 2006 and June 30, 2005

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	$	$	$	$
Supplemental disclosures:
Interest paid, net of capitalized interest	7,614	102,057	254,194	246,576

Non cash investing and financing activities:
Principal amount of 8% debentures converted to common stock	150,000	300,000	150,000	500,000
Prepaid expenses financed	114,480	215,219	114,480	215,219
Accounts payable refinanced with notes payable	213,780	—	213,780	270,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006 and 2005
1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited condensed consolidated financial statements for the six-month period ended June 30, 2006 and 2005 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2006 are not indicative of the results that may be expected for the full year ending December 31, 2006.

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

Income tax expense

SFAS 109, Accounting for Income Taxes, requires that the Company record a valuation allowance when it is more likely than not that a portion or all of its deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2005 and June 30, 2006, the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003. Interest cost on the Debentures includes interest expense at the stated rate and the accretion of a discount, which is determined using the effective interest method. Discount accretion during the three and six months ended June 30, 2006 and June 30, 2005 was $69,000 and $136,000 and $1,135,000 and $2,263,000, respectively.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006 and 2005
Additionally, upon conversion of the Debentures, any unamortized balance of the discount associated with principal converted is included in interest cost, net of any amounts capitalized. A portion of interest cost consisting of all interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on the outstanding borrowings. No interest was capitalized during the six months ended June 30, 2006. During the six months ended June 30, 2005, interest cost capitalized amounted to $242,000.

New pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies several other related issues. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued in the first fiscal year beginning after September 15, 2006. The Company has determined that SFAS No. 155 will have no material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that FIN 48 will have a material impact on its financial position, results of operations or cash flows.

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

A reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)
	$	$	$	$
Net loss — basic	(1,099,540)	(2,939,609)	(1,810,513)	(4,434,685)
Net loss — diluted	(1,099,540)	(2,939,609)	(1,810,513)	(4,434,685)

Denominator — weighted average number of shares outstanding
Basic	51,450,055	36,209,008	51,059,369	35,763,941
Diluted	51,450,055	36,209,008	51,059,369	35,763,941

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006 and 2005

(1)	Does not include 1,600,000 outstanding potentially dilutive options at a weighted average price of $0.50 per share, and the effects of 73,500,000 common shares issuable upon conversion of 8% debentures due to the net loss.

(2)	Does not include 1,600,000 outstanding potentially dilutive options at a weighted average price of $0.50 per share, and the effects of 74,500,000 common shares issuable upon conversion of 8% debentures due to the net loss
3	Liquidity and Capital Resources

The Company expects, as a consequence of its current financial condition, that it will examine various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company or joint venture agreement involving the Company. The Company may seek to pursue a transaction leading to the possible acquisition of the Company or a sale of some or all its assets. Any such transaction would be dependent upon the ability of the Company to realize an acceptable price. No representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur. As of August 15, 2006, no letters of intent or other binding agreements with regard to any other transaction have been entered into and the Company is not currently engaged in negotiating the terms of any transaction that its management believes will lead to its acquisition or other material transaction. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not materially dilute the interests of the Company’s existing security holders.

The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses during the six months ended June 30, 2006 and during the year ended December 31, 2005, totaling approximately $1.8 million and $6.2 million, respectively, and has a working capital deficiency and an accumulated deficit at June 30, 2006 which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities. As of June 30, 2006, interest in the amount of $248,000 had accrued and was unpaid when due.

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

In the ordinary course of business, the Company is required to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. Historically, the Company has financed its capital expenditures, debt service and working capital requirements with the proceeds of debt, private and public offering of its securities, notes payable and accounts payable. Cash flow from operations is sensitive to the prices the Company receives for its oil and natural gas. A reduction in planned capital spending or an

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006 and 2005
extended decline in oil and gas prices could result in less than anticipated cash flow from operations and an inability to sell more of its common stock or refinance its debt with current lenders or new lenders, which would likely have a further material adverse effect on the Company.

Management’s strategy has been to obtain additional financing or industry partners. Certain covenants included in the 8% convertible secured debentures in the amount of $11,025,000 due September 30, 2006, limit the amount of additional indebtedness the Company can incur to $2 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures or to enter into another transaction in order to seek to maximize shareholder value. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

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

During the third quarter of 2004, the Company completed a Rights Offering. Due to the antidilution adjustment provisions contained in the Debenture Agreement, such transaction resulted in a reduction of the conversion price of the debentures from $0.45 to $0.43 per share and as a result changed the related Beneficial Conversion Feature by $858,000. The change in the Beneficial Conversion Feature caused the effective rate of the debentures to increase from 55% to 62%.

In June 2005, the Debentures were amended with the approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with the Company pursuant to which the third party is granted the right to drill one or more wells on Company properties and commenced that drilling activity. Under the amendments, 73,500,000 shares may be issued upon full conversion of the Debentures at the reduced conversion price. On June 23, 2005, stockholders of the Company voted to amend the Certificate of Incorporation to increase the number of shares of Common

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006 and 2005
Stock of the Company from 100 million to 250 million and adjust par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments.

The amendments to the Debentures resulted in the extinguishment of debt and recognition of a loss of $1,147,000. As of June 30, 2006, $11,025,000 in Debentures was outstanding. As a result of the extinguishment and recognition of loss, these Debentures were recorded at their fair market value on June 23, 2005 reflecting the present value of future cash flows and the option value of the underlying convertible shares.

The Company failed to meet the interest payment due on June 30, 2006 on its outstanding 8% Convertible Secured Debentures due September 30, 2006. The interest payment also was not made before the end of the grace period on July 10, 2006. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture resulting from the Company’s failure to timely pay interest due on June 30, 2006, has occurred. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of the Company’s assets. At June 30, 2006, the Debentures are outstanding in the principal amount of $11,025,000 and accrued and unpaid interest at that date amounts to $220,500. Subsequent to July 10, 2006 through August 15, 2006, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.

The Company has agreed to file a registration statement and post-effective amendment under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), to enable, upon effectiveness of the registration statement and post-effective amendment, the resale of the shares to be issued on conversion of the Debentures.

Notes payable

On February 2, 2005, the Company entered into a $100,000 unsecured short-term note with a NYP floating interest rate with Citizens Bank of Oklahoma. The maturity date of the note is October 24, 2006 with interest payments due monthly and all unpaid accrued interest and principal due at maturity.

On August 24, 2005, the Company entered into a note payable with Parker Drilling Company for $507,000, which included the conversion of an accounts payable balance of $486,000 due to Parker Drilling Company. Monthly payments of $25,000 which include interest at the rate of 7% per annum are to be made through June 2007. At June 30, 2006, four payments were past due.

On September 7, 2005, the Company converted its $86,000 accounts payable balance to Eaton Oil Tools to a note payable. Beginning September 15, 2005, twelve monthly payments of $7,435 will be made with the final payment including all interest accrued at the rate of 6.5% per annum. At June 30, 2006, three payments were past due.

On November 16, 2005, the Company agreed to convert its $420,000 accounts payable balance to Ambar Drilling Fluids to a note payable. Beginning November 16, 2005, interest is accrued at 4% per annum. The payment of principal balance and interest was due on or before May 16, 2006. The Company is negotiating new terms for the renewal of this note.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006 and 2005
On October 15, 2005, the Company converted its $309,000 accounts payable balance to Leam Drilling Services to a note payable. Monthly payments of $26,697 which include interest at the rate of 8% per annum are to be made through September 2006. At June 30, 2006, three payments were past due.

On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum are to be made through December 2006. At June 30, 2006, three payments were past due.

On May 4, 2006, the Company entered into a note payable with Mike Paulk, an officer of the Company, in the amount of $198,000. Interest will accrue at the rate of 10% per annum.

On June 15, 2006 the Company converted its $214,000 accounts payable balance to Halliburton Energy Services to a note payable. Beginning July 15, 2006, six monthly payments of $36,000 will be made with interest at the rate of 15% per annum.

5	Commitments and contingencies

Citizens Bank of Oklahoma, N.A. has issued an irrevocable standby letter of credit, dated January 12, 2006 and expiring January 12, 2007 in the amount of $125,000 drawn in favor of RLI Insurance Company securing a surety bond in favor of the Louisiana Office of Conservation for plugging and abandonment obligations which may occur as a result of drilling operations in St. Charles Parish, Louisiana.

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
June 30, 2006 and 2005
the review by CRA are uncertain and no estimate can be made of any additional exposure by the Company at this time.

On March 8, 2006, the Company executed a letter of intent with TransAtlantic Petroleum Corporation (“TransAtlantic”) to purchase TransAtlantic’s interests in the Company’s Bayou Couba project, St. Charles Parish, Louisiana (“Bayou Couba”) and the Company’s 8% Convertible Secured Debentures in the principal amount of $3.0 million (the “Debentures”) held by TransAtlantic. The Company agreed to pay a total of $3.8 million for TransAtlantic’s Bayou Couba assets and the Debentures. Closing was to occur within 90 days with an effective date as of the first day of the month in which the transaction closes. The transaction was subject to the Company securing financing to effect the transaction, which did not occur. Accordingly, the letter of intent expired June 6, 2006.

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

For the six months ended June 30, 2006, the Company recognized compensation costs of $469 related to stock options issued prior to January 1, 2006. There is no unrecognized compensation costs related to stock options not yet vested as all stock options are vested at June 30, 2006.

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
June 30, 2006 and 2005
The Company utilizes authorized but unissued shares when a stock option is exercised.

The following table illustrates the effect on net income and earnings per share in the comparable three and six month period of the prior year as if the fair value based method under FASB Statement 123 had been applied to all outstanding vested and unvested awards in that period.

	Three Months	Six Months
	Ended	Ended
	June 30 , 2005	June 30, 2005
	$	$
Net loss, as reported	(2,939,609)	(4,434,685)
Add back: Total stock-based compensation expense included in net loss, net of related tax effects	40,500	40,500

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(283,531)	(290,562)

Pro forma net loss	(3,182,640)	(4,684,747)

Loss per share
Basic and diluted-as reported	(0.08)	(0.12)

Basic and diluted-pro forma	(0.09)	(0.13)

There was no stock option activity in the first two quarters of 2006 or 2005. At June 30, 2006 there were 1,600,000 options outstanding and exercisable with a weighted average exercise price of $0.50. The weighted average remaining contractual term for these options at June 30, 2006 was 2.6 years. These options had no intrinsic value at June 30, 2006.

7	Subsequent events

In July 2006, Debentureholders converted $50,000 of the Company’s 8% Convertible Secured Debentures to 333,333 shares of common stock, pursuant to the terms of the Debenture indenture.

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
     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in years 2005 and 2004, of approximately $6.2 and $14.9 million, respectively, and have a net loss of $1.8 million in the six month period ended June 30, 2006, and have a working capital deficiency and an accumulated deficit at June 30, 2006 which lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and drilling participations, and we have no bank or other line of credit or other financing agreement providing borrowing availability with a commercial lender. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas and the quantities of oil and gas we produce. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.
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

     We failed to meet the interest payment due on June 30, 2006 on our outstanding 8% Convertible Secured Debentures due September 30, 2006. The interest payment also was not made before the end of the grace period on July 10, 2006, accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture for our failure to timely pay interest due on June 30, 2006, has occurred. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of our assets. At June 30, 2006, the Debentures are outstanding in the principal amount of $11,025,000 and accrued and unpaid interest at that date amounts to $220,500.
We expect, as a consequence of our current financial condition, that we will examine various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the company or joint venture agreement involving the company. We may seek to pursue a transaction leading to our possible acquisition or a sale of some or all our assets. Any such transaction would be dependent upon our ability to realize an acceptable price. No representation is made as to the terms on which any such transaction may be entered into or that such a transaction will occur. As of August 15, 2006, no letters of intent or other binding agreements with regard to any other transaction have been entered into and we are not currently engaged in negotiating the terms of any transaction that our management believes will lead to its acquisition or other material transaction. In the event we should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not materially dilute the interests of our existing security holders.
     A Comparison of Operating Results For The Six Months Ended June 30, 2006 and June 30, 2005
     We incurred a net loss of $1,811,000 during the six months ended June 30, 2006 compared to a net loss of $4,435,000 for the six months ended June 30, 2005. During the six months ended June 30, 2006, our revenues were comprised of oil and gas sales and operations income totaling $1,003,000 compared with oil and gas sales and operations income of $1,556,000 during the same period of 2005. Our oil and gas sales and operations income for the six months ended June 30, 2006 were lower as a result of decreased production which was partially offset by higher oil and gas prices. Our net average daily production for the six month period ended June 30, 2006 decreased by 51% over the same period of the prior year, from 603 (163 net) barrels of oil equivalent per day to 387 (80 net) barrels of oil equivalent per day. Oil and gas sales were favorably affected by higher average realized prices, which increased by 32%, from an average of $48.80 per barrel of oil equivalent for the six months ended June 30, 2005 to $64.35 per barrel of oil equivalent for the six months ended June 30, 2006. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. Declines in our production was also the consequence of our shortage of capital and the limitations placed on our capital expenditures to enhance and increase production from new and existing wells.
     Our total expenses were $2,813,000 for the six months ended June 30, 2006 compared to $5,991,000 for the six months ended June 30, 2005. Our general and administrative expenses of $911,000 and $928,000 for the six months ended June 30, 2006 and 2005, respectively, were consistent.
     Interest and financing costs decreased from $2,635,000 for the six months ended June 30, 2005 to $639,000 for the six months ended June 30, 2006. While debt outstanding was higher at June 30, 2006 compared to the same period for 2005, interest expense decreased as a result of amending our Debentures. Prior to the amendment, interest expense reflected the amortization of a beneficial conversion feature related to the issuance in October 2003 of our 8% Convertible Debentures. On the dates the Debenture transaction was completed, the closing price for our Common Stock was $0.70 per share. Because the conversion price was less than the market price on the dates the transaction was completed, a beneficial conversion feature of $6.7 million was attributed to the Debentures. An additional beneficial conversion feature of $858,000 was recorded in the third quarter of 2004 resulting from issuance of shares of our common stock pursuant to a Rights Offering. Due to antidilution provisions contained in the Debenture Agreement, the issuance of shares of common stock changed the conversion price of the debentures from $0.45 to $0.43 per share resulting in the additional beneficial conversion feature. Such amount was amortized to interest expense over the life of the Debentures prior to the amendment. In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity.
     As of June 30, 2006, 73,500,000 shares of our common stock may be issued upon full conversion of the Debentures at the reduced conversion price. On June 23, 2005, our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue from 100 million to 250 million and adjust the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments. As a result of the amendment, a loss on extinguishment of debt of $1,147,000 was recognized and the Debentures were recorded on June 23, 2005 at their fair market value, reflecting the present value of future cash flows and the option value of the underlying convertible shares. Costs associated with the amendment totaling $303,000 are being amortized to interest expense over the remaining life of the Debentures.
     Lease operating expenses of $197,000, production taxes of $62,000 and depletion, depreciation and amortization of $565,000 during the six months ended June 30, 2006 changed from $269,000, $139,000, and $1,075,000, respectively, during the six months ended June 30, 2005. Lease operating expenses were lower due to a decrease in production and well maintenance. Production taxes decreased as a result of lower production. The decrease in depletion, depreciation and amortization is due to higher reserves and lower production in the first six months of 2006 compared to the same period of 2005 which results in a lower per unit rate of depletion.
     During the six months ended June 30, 2006, we had a foreign exchange loss of $440,000, compared to a foreign exchange gain of $202,000 for the six months ended June 30, 2005. The foreign exchange loss recognized during the six months ended June 30, 2006 was caused by the weakening of the US dollar against the Canadian dollar.
     The amendments to the Debenture Indenture executed in June 2005, which extended the maturity date of the Debentures for one year to September 30, 2006 and reduced the conversion price from $0.43 per share to $0.15 per share, subject to antidilution adjustment, among other things, was treated under generally accepted accounting principles as an extinguishment of debt and resulted in a loss of $1,147,000 during the six months ended June 30, 2005. There was no comparable charge during the six months ended June 30, 2006.
Liquidity and Capital Resources
A Comparison of Cash Flow For The Six Months Ended June 30, 2006 and June 30, 2005
     Our net cash provided by operating activities was $435,000 for the six months ended June 30, 2006 as compared to net cash provided by operating activities of $772,000 for the six months ended June 30, 2005, a decrease of $337,000 resulting from production declines. Changes in working capital items had the effect of increasing cash flows from operating activities by $1,104,000 and $758,000 during the six months ended June 30, 2006 and 2005, respectively, because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.
     We used $475,000 of cash in investing activities during the six months ended June 30, 2006 compared to net cash used of $1,302,000 in 2005. The 2005 cash used in investing activities included $1,276,000 for the purchase and development of oil and gas properties and $26,000 for the purchase of fixed assets compared to $628,000 and $9,000, respectively, in 2006. Additionally in the first quarter of 2006, we had proceeds from the sale of participation rights of $163,000. The expenditures in 2006 are primarily the result of the change in accounts payable resulting from the development of oil and gas properties in prior periods. The 2005 expenditures are primarily a result of recompletions of wells drilled in prior periods.
     We used $134,000 of net cash in financing activities for the six months ended June 30, 2006 compared to $443,000 of net cash provided by financing activities for the same period in 2005. For the six months ended June 30, 2006, net cash outflows from financing activities was primarily a result of payment of notes totaling $265,000 partially offset by the issuance of a note in the amount of $198,000. Cash inflows provided by financing activities during the six months ended June 30, 2005 were primarily a result of prepayments for stock by participants in a private sale of our common stock resulting in proceeds of $599,000 and a short-term bank loan in the amount of $100,000, partially offset by scheduled payments on certain of our obligations.
     A decline in production from our drilling program has decreased revenues during the year ended December 31, 2005 and the first six months of 2006. To date, our production has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private and public debt and equity transactions and through an increase in vendor payables and note payables. At June 30, 2006, we do not have any available borrowing capacity.
     We have substantial needs for funds to develop our oil and gas prospects and opportunities identified in the AMI we share with ExxonMobil Corp. Any capital expenditures we currently intend to make will be funded from our available cash flows. To the extent additional funds are required to fully exploit and develop our unproved properties and the ExxonMobil Corp. AMI, it is management’s plan to seek to raise additional capital through the private or public sale of our equity securities, borrowings, or the sale of interests in our drilling activities or other alternative strategic transaction intended to maximize shareholder values. However, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
     At June 30, 2006, we have no other commitments to expend additional funds for drilling activities for the rest of 2006.
How We Have Financed Our Activities
     Our activities since 2002 have been financed primarily from sales of debt and equity securities and drilling participations. Beginning in 2005, we have also financed our activities through notes and accounts payable.
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
     In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of common stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity. As of June 30, 2006, 73,500,000 shares of our common stock may be issued upon full conversion of the Debentures at the reduced conversion price. On June 23, 2005, our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue from 100 million shares to 250 million shares and reduced the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments.
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

     During the year ended December 31, 2005 and the quarter ended June 30, 2006, we converted an aggregate of approximately $1.95 million of accounts payable and other current obligations into notes payable. At June 30, 2006, $1.58 million principal amount of such notes were outstanding, of which $1.1 million is due on various dates through December 31, 2006 and the balance is due on various dates through June 2007.
Future Capital Requirements and Resources
     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. At June 30, 2006, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1.1 million compared with current liabilities of $21.37 million. Our current liabilities include approximately $11 million of secured indebtedness, including the related fully amortized discount, due in September 2006 and accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $10.3 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2006. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. Any capital expenditures for drilling purposes during 2006 we expect will be funded from the sale of drilling participations and equity capital. It is management’s plan to raise additional capital through the sale of interests in our drilling activities or other strategic transaction intended to maximize shareholder values; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
     At June 30, 2006, we have no commitments for additional capital to fund drilling activities during 2006. Any capital expenditures will be funded from monies raised through industry participations, or, if available, borrowings or equity capital. We currently have no borrowing capacity with any lender and no firm commitment from any potential investors and such additional capital may not be available to us in the future.
     In order for us to pursue our business strategy we must obtain additional financing and our failure to do so can be expected to adversely affect our ability to further the development of our ExxonMobil AMI, grow our revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability. There can be no assurance we will obtain this additional funding. Such funding may be obtained through the sale of drilling participations, joint ventures, equity securities or by incurring additional indebtedness or other strategic transaction. Without such funding or other transaction, our revenues will continue to be limited, it can be expected that our operations will not be profitable and our ability to meet our current obligations will be doubtful. In addition, any additional equity funding that we obtain may result in material dilution to the current holders of our common stock.

New Accounting Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies several other related issues. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued in the first fiscal year beginning after September 15, 2006. We have determined that SFAS No. 155 will have no material impact on our financial position, results of operations or cash flows.
     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect that FIN 48 will have a material impact on our financial position, results of operations or cash flows.
Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995
     With the exception of historical matters, the matters we discussed below and elsewhere in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Information and Item 2. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our ability to repay or extend the maturity of our Debentures in September 2006, our ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our current liabilities, our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets and the terms of such a transaction and the price we are able to realize in such a transaction, and the likelihood that the Trustee under our outstanding Debentures or the requisite holders of principal amount of Debentures will demand immediate payment of the Debentures and seek to foreclose on our assets as a consequence of our existing default in the payment of interest on the Debentures. These risks and uncertainties also relate to our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through successful drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements and estimates about quantities of production of oil and gas as it implies continuing production rates at those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.
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
ITEM 3. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including Michael K. Paulk, our President, and Steven P. Ensz, our Vice President, Finance, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 3. Defaults Upon Senior Securities.
     We failed to meet the interest payment due on June 30, 2006 on our outstanding 8% Convertible Secured Debentures due September 30, 2006. The interest payment also was not made before the end of the grace period on July 10, 2006. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture resulting from our failure to timely pay interest due on June 30, 2006, occurred. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of our assets. At June 30, 2006, the Debentures are outstanding in the principal amount of $11,025,000 and accrued and unpaid interest at that date amounts to $220,500. Subsequent to July 10, 2006 through August 15, 2006, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.
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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: August 21, 2006	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz

Steven P. Ensz
Principal Financial and Accounting Officer