Form 10QSB
period 2006-09-30
American Natural Energy Corp
filed 2006-11-20
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006; or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number 0-18596
American Natural Energy Corporation

(Exact name of small business issuer as specified in its charter)

Oklahoma	73-1605215

(State or other jurisdiction of incorporation of organization)	(I.R.S. employer identification no.)
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
     As of November 15, 2006, 52,997,673 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-QSB
     Item 310(b) of Regulation S-B requires that interim financial statements included in quarterly reports on Form 10-QSB must be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards as may be modified or supplemented by the Securities and Exchange Commission. The interim financial statements included in this Report have not received such a review. Because of the Registrant’s severe current liquidity problem and shortage of working capital, it has been unable to pay its independent accounting firm to make such a review.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)(See Note 1)
As of September 30, 2006 and December 31, 2005

	September 30, 2006	December 31, 2005
	$	$
ASSETS
Current assets:
Cash and cash equivalents	22,697	185,268
Accounts receivable — joint interest billing	828,914	625,963
Accounts receivable — oil and gas sales	276,747	375,079
Accounts receivable — other	18,367	9,769
Prepaid expenses	72,797	129,376
Oil inventory	7,772	11,283

Total current assets	1,227,294	1,336,738

Proved oil and natural gas properties, net of accumulated depletion, depreciation, amortization and impairment of $19,698,038 and $19,353,778	2,719,470	2,625,550
Unproved oil and natural gas properties	3,441,143	3,278,257
Equipment and other fixed assets, net of accumulated depreciation of $621,475 and $532,174	489,555	572,708

Deferred expenses, net of accumulated amortization of $93,707	—	208,887

Total assets	7,877,462	8,022,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	4,079,091	3,686,485
Revenue payable	3,987,376	3,273,800
Accrued interest	484,107	12,404
Insurance note payable	—	17,587
Notes payable	1,377,355	1,252,361
Asset retirement obligation	440,600	408,799
Taxes due on dissolution of subsidiary (Note 6)	302,870	302,870
Convertible secured debentures, net of discount at December 31, 2005 of $205,169 (Note 5)	10,825,000	10,969,831

Total current liabilities	21,496,399	19,924,137

Noncurrent notes payable (Note 5)	—	142,259
Asset retirement obligation	1,290,867	1,139,848

Total liabilities	22,787,266	21,206,244

Commitments and contingencies (Note 6)

Stockholders’ equity:

Common stock
Authorized — 250,000,000 shares with par value of $0.001	52,997	50,664
Issued - 52,997,673 (2005 — 50,664,342) shares
Additional paid-in capital	20,321,226	19,973,090
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(38,047,478)	(35,471,289)
Accumulated other comprehensive income	2,763,451	2,263,431

Total stockholders’ equity	(14,909,804)	(13,184,104)

Total liabilities and stockholders’ equity	7,877,462	8,022,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)(Note 1)
For the three-month and nine-month periods ended September 30, 2006 and September 30, 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	$	$	$	$

Revenues:
Oil and gas sales	323,355	387,581	1,252,015	1,897,896
Operations income	37,950	31,019	111,946	76,896
Interest and other income	—	10	11	28

	361,305	418,610	1,363,972	1,974,820

Expenses:
Lease operating expense	62,546	112,850	259,303	381,984
Production taxes	19,684	47,494	81,524	186,000
General and administrative	373,487	306,427	1,284,345	1,234,372
Foreign exchange (gain) loss	60,043	501,274	500,020	299,586
Interest and financing costs	381,556	248,467	1,020,127	2,883,661
Depletion, depreciation and amortization — oil and gas properties	113,729	211,264	493,805	879,503
Depreciation and amortization — other assets	115,936	69,601	301,037	476,492
Loss on extinguishment of debt	—	—	—	1,146,674

Total expenses	1,126,981	1,497,377	3,940,161	7,488,272

Net loss	(765,676)	(1,078,767)	(2,576,189)	(5,513,452)

Other comprehensive income (loss) — net of tax:
Foreign exchange translation	60,043	501,273	500,020	299,586

Other comprehensive income (loss)	60,043	501,273	500,020	299,586
Comprehensive loss	(705,633)	(577,494)	(2,076,169)	(5,213,866)

Basic and diluted loss per share	(0.01)	(0.02)	(0.05)	(0.14)

Weighted average number of shares outstanding
Basic	52,407,093	43,684,177	51,509,884	38,433,032

Diluted	52,407,093	43,684,177	51,509,884	38,433,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)(Note 1)
For the three-month and nine-month periods ended September 30, 2006 and September 30, 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	$	$	$	$
Cash flows from operating activities:
Net loss	(765,676)	(1,078,767)	(2,576,189)	(5,513,452)
Non cash items:
Depreciation, depletion and amortization	229,665	280,865	794,842	1,355,995
Interest and financing costs	69,497	63,190	205,169	2,451,667
Foreign exchange (gain) loss	60,043	501,274	500,020	299,586
Loss on extinguishment of debt	—	—	—	1,146,674
Non cash compensation expense	—	6,750	469	47,250
Changes in working capital items:
Accounts receivable	(224,906)	(292,616)	(113,217)	587,900
Oil inventory	1,835	809	3,859	(478)
Prepaid expenses	34,024	(90,150)	105,058	20,628
Accounts payable, accrued liabilities and interest	1,261,030	377,898	2,180,634	145,723

Net cash provided (used) by operating activities	665,512	(230,747)	1,100,645	541,493

Cash flows from investing activities:
Purchase and development of oil and gas properties	(455,737)	(571,381)	(1,084,057)	(1,847,046)
Purchase of fixed assets	—	(1,085)	(8,998)	(27,534)
Proceeds from sale of participation rights	—	—	162,500	—

Net cash used in investing activities	(455,737)	(572,466)	(930,555)	(1,874,580)

Cash flows from financing activities:
Issuance of notes payable	10,000	—	207,851	100,000
Payment of notes payable	(208,607)	(170,030)	(473,891)	(367,465)
Proceeds from issuance of common stock for private placement	—	863,913	—	1,463,167
Private placement/debenture amendment costs	—	(23,914)	—	(87,650)
Other	—	—	—	4,724
Change in bank overdrafts outstanding	—	—	(66,621)	—

Cash provided (used) by financing activities	(198,607)	669,969	(332,661)	1,112,776

Increase (decrease) in cash and cash equivalents	11,168	(133,243)	(162,571)	(220,310)

Cash beginning of period	11,529	216,750	185,268	303,817

Cash end of period	22,697	83,507	22,697	83,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)(Note 1) (continued)
For the three-month and nine-month periods ended September 30, 2006 and September 30, 2005

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	$	$	$	$
Supplemental disclosures:
Interest paid, net of capitalized interest	60,828	184,977	315,022	431,553

Non cash investing and financing activities:
Common stock issued for professional services provided relating to restructuring of Debentures	—	250,000	—	250,000
Principal amount of 8% debentures converted to common stock	200,000	—	350,000	500,000
Prepaid expenses financed	—	—	114,480	215,219
Accounts payable refinanced with notes payable	—	991,821	213,780	1,261,821
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006 and 2005
1	Absence of Review of These Interim Financial Statements

Item 310(b) of Regulation S-B requires that interim financial statements included in quarterly reports on Form 10-QSB must be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards as may be modified or supplemented by the Commission. The interim financial statements included in this Report have not received such a review. Because of the Company’s severe current liquidity problem and shortage of working capital, it has been unable to pay its independent accounting firm to make such a review.

2	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. However, the unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2006 and 2005 do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2006 are not indicative of the results that may be expected for the full year ending December 31, 2006.

Stock-based compensation

As discussed below in Note 7, the Company has a stock-based compensation plan, and effective January 1, 2006, accounts for stock options granted to employees under this plan in accordance with the provisions of Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the grantee’s requisite service period (generally the vesting period of the equity grant). Prior to this, the Company accounted for its share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The company elected to adopt the modified-prospective transition method as provided under SFAS 123R and, accordingly, results for prior periods have not been restated.

Income tax expense

SFAS 109, Accounting for Income Taxes, requires that the Company record a valuation allowance when it is more likely than not that a portion or all of its deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2005 and September 30, 2006, the Company concluded that it is more likely

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006 and 2005
than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003. Interest cost on the Debentures includes interest expense at the stated rate and the accretion of a discount, which is determined using the effective interest method. Discount accretion during the three and nine months ended September 30, 2006 and September 30, 2005 was $69,000 and $205,000 and $63,000 and $2,326,000, respectively. Additionally, upon conversion of the Debentures, any unamortized balance of the discount associated with principal converted is included in interest cost, net of any amounts capitalized. A portion of interest cost consisting of all interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on the outstanding borrowings. No interest was capitalized during the nine months ended September 30, 2006. During the nine months ended September 30, 2005, interest cost capitalized amounted to $328,000.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, SFAS 157 will have on its financial position, results of operations or cash flows.

3	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006 and 2005
earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless they are anti-dilutive.

A reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006 (1)	2005 (2)	2006 (1)	2005 (2)
	$	$	$	$
Net loss — basic	(765,676)	(1,078,767)	(2,576,189)	(5,513,452)
Net loss — diluted	(765,676)	(1,078,767)	(2,576,189)	(5,513,452)

Denominator — weighted average number of shares outstanding
Basic	52,407,093	43,684,177	51,509,884	38,433,032
Diluted	52,407,093	43,684,177	51,509,884	38,433,032

(1)	Does not include 1,600,000 outstanding potentially dilutive options at a weighted average price of $0.50 per share, and the effects of 72,166,667 common shares issuable upon conversion of 8% debentures due to the net loss.

(2)	Does not include 1,600,000 outstanding potentially dilutive options at a weighted average price of $0.50 per share, and the effects of 74,500,000 common shares issuable upon conversion of 8% debentures due to the net loss
4	Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company’s debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of November 15, 2006 and are in default. As of September 30, 2006, interest in the amount of $484,000 on the debentures had accrued and was unpaid when due. The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses during the nine months ended September 30, 2006 and during the year ended December 31, 2005, totaling approximately $2.6 million and $6.2 million, respectively, and has a working capital deficiency and an accumulated deficit at September 30, 2006 which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

The Company expects, as a consequence of its current financial condition, that it will examine various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company or joint venture agreement involving the Company. The Company may seek to pursue a transaction leading to the possible acquisition of the Company or a sale of some or all of its assets. The Company is currently seeking to complete a restructuring or refinancing transaction relating to its debentures that are in default. Any such transaction would be dependent upon the ability of the Company to realize an acceptable terms and price. No representation is made as to the

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006 and 2005
terms on which any such a transaction may be entered into or that such a transaction will occur. As of November 15, 2006, no letters of intent or other binding agreements with regard to any other transaction have been entered into and the Company is not currently engaged in negotiating the terms of any transaction that its management believes will lead to its acquisition or other material transaction. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not materially dilute the interests of the Company’s existing security holders.

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

Management’s strategy has been to obtain additional financing or industry partners. Certain covenants included in the 8% convertible secured debentures in the amount of $10,825,000 due September 30, 2006, limit the amount of additional indebtedness the Company can incur to $2 million. As of November 15, 2006, these Debentures have not been repaid or refinanced and are in default. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures or to enter into another transaction in order to seek to maximize shareholder value. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

5	Notes Payable and Long Term Debt

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
September 30, 2006 and 2005
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

The amendments to the Debentures resulted in the extinguishment of debt and recognition of a loss of $1,147,000. As of September 30, 2006, $10,825,000 in Debentures was outstanding. As a result of the extinguishment and recognition of loss, these Debentures were recorded at their fair market value on June 23, 2005 reflecting the present value of future cash flows and the option value of the underlying convertible shares.

The Company failed to meet the interest payments due on June 30, 2006 and on September 30, 2006 on its outstanding 8% Convertible Secured Debentures due September 30, 2006. The interest payment also was not made before the end of the grace period on July 10, 2006 and October 10, 2006 respectively. In addition, the Company failed to repay or redeem the Debentures by the due date of September 30, 2006. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture resulting from the Company’s failure to timely pay interest due on June 30, 2006, occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of the Company’s assets. At September 30, 2006, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $434,000. Subsequent to July 10, 2006 through November 15, 2006, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.

The Company has agreed to file a registration statement and post-effective amendment under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), to enable, upon effectiveness of the

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006 and 2005
registration statement and post-effective amendment, the resale of the shares to be issued on conversion of the Debentures.

Notes payable

On February 2, 2005, the Company entered into a $100,000 unsecured short-term note with a NYP floating interest rate with Citizens Bank of Oklahoma. The maturity date of the note is April 24, 2007 with interest payments due monthly and all unpaid accrued interest and principal due at maturity.

On August 24, 2005, the Company entered into a note payable with Parker Drilling Company for $507,000, which included the conversion of an accounts payable balance of $486,000 due to Parker Drilling Company. Monthly payments of $25,000 which include interest at the rate of 7% per annum are to be made through June 2007. At September 30, 2006, seven payments were past due.

On September 7, 2005, the Company converted its $86,000 accounts payable balance to Eaton Oil Tools to a note payable. Beginning September 15, 2005, twelve monthly payments of $7,435 will be made with the final payment including all interest accrued at the rate of 6.5% per annum. At September 30, 2006, three payments were past due.

On November 16, 2005, the Company agreed to convert its $420,000 accounts payable balance to Ambar Drilling Fluids to a note payable. Beginning November 16, 2005, interest is accrued at 4% per annum. The payment of principal balance and interest was due on or before May 16, 2006. The Company is negotiating new terms for the renewal of this note.

On October 15, 2005, the Company converted its $309,000 accounts payable balance to Leam Drilling Services to a note payable. Monthly payments of $26,697 which include interest at the rate of 8% per annum are to be made through September 2006. At September 30, 2006, three payments were past due.

On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum are to be made through December 2006. At September 30, 2006, six payments were past due.

On May 4, 2006, the Company entered into a note payable with Mike Paulk, an officer of the Company, in the amount of $198,000. On August 9, 2006 Mike Paulk loaned an additional $10,000 to the Company. Interest will accrue at the rate of 10% per annum.

On June 15, 2006 the Company converted its $214,000 accounts payable balance to Halliburton Energy Services to a note payable. Beginning July 15, 2006, monthly payments in the amount of $36,000 which include interest at the rate of 15% per annum are to be made through December 15, 2006.

6	Commitments and contingencies

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
September 30, 2006 and 2005
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

7	Stock-based compensation

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006 and 2005
For the nine months ended September 30, 2006, the Company recognized compensation costs of $469 related to stock options issued prior to January 1, 2006. There is no unrecognized compensation costs related to stock options not yet vested as all stock options are vested at September 30, 2006.

The fair value of stock options granted in 2005 was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

Weighted average life, in years	5.00
Risk-Free interest rate	3.60%
Expected volatility	107.3%
Expected Dividend Rate	None
The Company utilizes authorized but unissued shares when a stock option is exercised.

The following table illustrates the effect on net income and earnings per share in the comparable three and nine month period of the prior year as if the fair value based method under FASB Statement 123 had been applied to all outstanding vested and unvested awards in that period.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	$	$
Net loss, as reported	(1,078,767)	(5,513,452)
Add back: Total stock-based compensation expense included in net loss, net of related tax effects	6,750	47,250

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(46,625)	(330,156)

Pro forma net loss	(1,118,642)	(5,796,358)

Loss per share
Basic and diluted—as reported	(0.02)	(0.14)

Basic and diluted—pro forma	(0.03)	(0.15)

There was no stock option activity in the first three quarters of 2006 or 2005. At September 30, 2006 there were 1,600,000 options outstanding and exercisable with a weighted average exercise price of $0.50. The

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006 and 2005
weighted average remaining contractual term for these options at September 30, 2006 was 2.3 years. These options had no intrinsic value at September 30, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation
General
      We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. Our debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of November 15, 2006 and are in default. As of September 30, 2006, interest in the amount of $484,000 on the debentures had accrued and was unpaid when due. We have no current borrowing capacity with any lender. We have sustained substantial losses during the nine months ended September 30, 2006 and during the year ended December 31, 2005, totaling approximately $2.6 million and $6.2 million, respectively, and we have a working capital deficiency and an accumulated deficit at September 30, 2006 which leads to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.
      We expect, as a consequence of our current financial condition, that we will examine various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving us or joint venture agreement involving us. We may seek to pursue a transaction leading to the possible acquisition of our company or a sale of some or all of our assets. We are currently seeking to complete a restructuring or refinancing transaction relating to our debentures that are in default. Any such transaction would be dependent upon the ability of us to realize acceptable terms and price. No representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur. As of November 15, 2006, no letters of intent or other binding agreements with regard to any other transaction have been entered into and we are not currently engaged in negotiating the terms of any transaction that we believe will lead to our acquisition or other material transaction. In the event we should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not materially dilute the interests of our existing security holders.
      The accompanying financial statements in this Report have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of our losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and our ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves and pay our obligations.
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

      As described above, we failed to repay the principal on our outstanding 8% Convertible Secured Debentures at their maturity on September 30, 2006 and also failed to meet the interest payments due on June 30, 2006 and on September 30, 2006 . Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture has occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of our assets. At September 30, 2006, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $434,000.
      A Comparison of Operating Results For The Nine Months Ended September 30, 2006 and September 30, 2005
      We incurred a net loss of $2,576,000 during the nine months ended September 30, 2006 compared to a net loss of $5,513,000 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, our revenues were comprised of oil and gas sales and operations income totaling $1,364,000 compared with oil and gas sales and operations income of $1,975,000 during the same period of 2005. Our oil and gas sales and operations income for the nine months ended September 30, 2006 were lower as a result of decreased production which was partially offset by higher oil and gas prices. Our net average daily production for the nine month period ended September 30, 2006 decreased by 53% over the same period of the prior year, from 574 (149 net) barrels of oil equivalent per day to 339 (70 net) barrels of oil equivalent per day. Oil and gas sales were favorably affected by higher average realized prices, which increased by 26%, from an average of $52.20 per barrel of oil equivalent for the nine months ended September 30, 2005 to $65.58 per barrel of oil equivalent for the nine months ended September 30, 2006. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. Declines in our production was also the consequence of our shortage of capital and the limitations placed on our capital expenditures to enhance and increase production from new and existing wells.
      Our total expenses were $3,940,000 for the nine months ended September 30, 2006 compared to $7,488,000 for the nine months ended September 30, 2005. Our general and administrative expenses of $1,284,000 and $1,234,000 for the nine months ended September 30, 2006 and 2005, respectively, were consistent.
      Interest and financing costs decreased from $2,884,000 for the nine months ended September 30, 2005 to $1,020,000 for the nine months ended September 30, 2006. While debt outstanding was higher at September 30, 2006 compared to the same period for 2005, interest expense decreased as a result of amending our Debentures. Prior to the amendment, interest expense reflected the amortization of a beneficial conversion feature related to the issuance in October 2003 of our 8% Convertible Debentures. On the dates the Debenture transaction was completed, the closing price for our Common Stock was $0.70 per share. Because the conversion price was less than the market price on the dates the transaction was completed, a beneficial conversion feature of $6.7 million was attributed to the Debentures. An additional beneficial conversion feature of $858,000 was recorded in the third quarter of 2004 resulting from issuance of shares of our common stock pursuant to a Rights Offering. Due to antidilution provisions contained in the Debenture Agreement, the issuance of shares of common stock changed the conversion price of the debentures from $0.45 to $0.43 per share resulting in the additional beneficial conversion feature. Such amount was amortized to interest expense over the life of the Debentures prior to the amendment. In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity. As of November 15, 2006, the Debentures have not been repaid or refinanced and are in default.
      As of September 30, 2006, 72,166,667 shares of our common stock may be issued upon full conversion of the Debentures at the reduced conversion price. On June 23, 2005, our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue from 100 million to 250 million and adjust the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments. As a result of the amendment, a loss on extinguishment of debt of $1,147,000 was recognized and the Debentures were recorded on June 23, 2005 at their fair market value, reflecting the present value of future cash flows and the option value of the underlying convertible shares. Costs associated with the amendment totaling $303,000 are being amortized to interest expense over the remaining life of the Debentures.
      Lease operating expenses of $259,000, production taxes of $82,000 and depletion, depreciation and amortization of $795,000 during the nine months ended September 30, 2006 changed from $382,000, $186,000, and $1,356,000, respectively, during the nine months ended September 30, 2005. Lease operating expenses were lower due to a decrease in production and well maintenance. Production taxes decreased as a result of lower production. The decrease in depletion, depreciation and amortization is due to lower production in the first nine months of 2006 compared to the same period of 2005 which results in lower depletion.
      During the nine months ended September 30, 2006, we had a foreign exchange loss of $500,000, compared to $300,000 for the nine months ended September 30, 2005. The foreign exchange loss was caused by the weakening of the US dollar against the Canadian dollar.
      The amendments to the Debenture Indenture executed in June 2005, which extended the maturity date of the Debentures for one year to September 30, 2006 and reduced the conversion price from $0.43 per share to $0.15 per share, subject to anti dilution adjustment, among other things, was treated under generally accepted accounting principles as an extinguishment of debt and resulted in a loss of $1,147,000 during the nine months ended September 30, 2005. There was no comparable charge during the nine months ended September 30, 2006.
Liquidity and Capital Resources
A Comparison of Cash Flow For The Nine Months Ended September 30, 2006 and September 30, 2005
      Our net cash provided by operating activities was $1,101,000 for the nine months ended September 30, 2006 as compared to net cash provided by operating activities of $541,000 for the nine months ended September 30, 2005, an increase of $560,000 resulting primarily from vendor financed costs and expenses reflected as an increase in current liabilities. Changes in working capital items had the effect of increasing cash flows from operating activities by $2,176,000 and $754,000 during the nine months ended September 30, 2006 and 2005, respectively, because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.
      We used $931,000 of cash in investing activities during the nine months ended September 30, 2006 compared to net cash used of $1,875,000 in 2005. The 2005 cash used in investing activities includes $1,847,000 for the purchase and development of oil and gas properties and $28,000 for the purchase of fixed assets compared to $1,084,000 and $9,000, respectively, in 2006. Additionally in the first quarter of 2006, we had proceeds from the sale of participation rights of $163,000. The expenditures in 2006 are primarily the result of the change in accounts payable resulting from the development of oil and gas properties in prior periods and recompletions of two existing wells in the third quarter of 2006. The 2005 expenditures are primarily a result of recompletions of wells drilled in prior periods.
      We used $333,000 of net cash in financing activities for the nine months ended September 30, 2006 compared to $1,113,000 of net cash provided by financing activities for the same period in 2005. For the nine months ended September 30, 2006, net cash outflows from financing activities was primarily a result of payment of notes totaling $474,000 partially offset by the issuance of notes in the amount of $208,000. Cash inflows provided by financing activities during the nine months ended September 30, 2005 were primarily a result of prepayments for stock by participants in a private sale of our common stock resulting in proceeds of $1,463,000 and a bank loan in the amount of $100,000, partially offset by scheduled payments on certain of our obligations.
      A decline in production from our drilling program has decreased revenues during the year ended December 31, 2005 and the first nine months of 2006. To date, our production has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private and public debt and equity transactions and through an increase in vendor payables and note payables. At September 30, 2006, we do not have any available borrowing capacity.

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
      At September 30, 2006, we have no other commitments to expend additional funds for drilling activities for the rest of 2006.
      In November 2002, we entered into a four-year joint development agreement with ExxonMobil relating to both our Couba properties and additional properties owned by ExxonMobil. In December 2003, we entered into an amendment to that agreement (the “Expansion Amendment”). The second well drilled under the Expansion Amendment was abandoned after we encountered mechanical problems in removing the drilling tools after reaching a total depth of approximately 11,500 feet. We initiated a lawsuit against the supplier of the tools which we claimed caused the mechanical failure seeking to recover the damages we sustained, including, among other damages, the cost of redrilling the well and our expenses in attempting to mitigate our losses. The lawsuit was tried in August 2006 and we were unsuccessful in recovering any damages.
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

      In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of common stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity. As of September 30, 2006, 72,166,667 shares of our common stock may be issued upon full conversion of the Debentures at the reduced conversion price. As of November 15, 2006, the Debentures have not been repaid or refinanced and are in default. On June 23, 2005, our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue from 100 million shares to 250 million shares and reduced the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments.
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
      Pursuant to the terms of the Agreement, Dune Energy agreed to pay us a prospect fee in the amount of $1.0 million, of which $225,000 was paid on September 14, 2005, $225,000 was paid on September 30, 2005, $225,000 was paid on October 19, 2005, $162,500 was paid on November 30, 2005 and $162,500 was paid on January 10, 2006. In the event we and Dune Energy elect to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy will pay to us an additional prospect fee of $500,000. The terms of the Agreement were amended September 14, 2006 to waive the additional prospect fee in exchange for Dune paying 100% of the costs of an expanded 3D seismic survey over the Bayou Couba area.
      The area of mutual interest created by the Agreement, in which we have agreed with Dune Energy to share all rights, title and interest owned or acquired on an equal basis, includes our Bayou Cuba lease acreage of approximately 1,319 acres, the acreage covered by our development agreement with ExxonMobil of approximately 11,486 acres and an additional 31,367 acre area, as well as any additional acreage offered to us or Dune Energy by ExxonMobil as the result of the acquisition of additional 3-D seismic data by the parties under the terms of the Agreement. If either party acquires any interests in lands included in the area of mutual interest created by the Agreement, the acquiring party is required to notify the non-acquiring party which will have the opportunity to participate in the acquisition by paying its proportionate share of the price for such properties.
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
      During the year ended December 31, 2005 and the quarter ended June 30, 2006, we converted an aggregate of approximately $1.95 million of accounts payable and other current obligations into notes payable. At September 30, 2006, $1.38 million principal amount of such notes were outstanding, of which $900,000 is due on various dates through December 31, 2006 and the balance is due on various dates through June 2007.
Future Capital Requirements and Resources
      Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. At September 30, 2006, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1.2 million compared with current liabilities of $21.5 million. Our current liabilities include approximately $10.8 million of secured indebtedness due in September 2006. As of November 15, 2006, this secured indebtedness has not been repaid or refinanced and is in default. Also included in current liabilities are accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $10.7 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2006. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. Any capital expenditures for drilling purposes during 2006 we expect will be funded from the sale of drilling participations and equity capital. It is management’s plan to raise additional capital through the sale of interests in our drilling activities or other strategic transaction intended to maximize shareholder values; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
      At September 30, 2006, we have no commitments for additional capital to fund drilling activities during 2006. Any capital expenditures will be funded from monies raised through industry participations, or, if available, borrowings or equity capital. We currently have no borrowing capacity with any lender and no firm commitment from any potential investors and such additional capital may not be available to us in the future.
      In order for us to pursue our business strategy we must obtain additional financing and our failure to do so can be expected to adversely affect our ability to further the development of our ExxonMobil AMI, grow our revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability. There can be no assurance we will obtain this additional funding. Such funding may be obtained through the sale of drilling participations, joint ventures, equity securities or by incurring additional indebtedness or other strategic transaction. Without such funding or other transaction, our revenues will continue to be limited, and it can be expected that our operations will not be profitable and our ability to meet our current obligations will be doubtful. In addition, any additional equity funding that we obtain may result in material dilution to the current holders of our common stock.
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
      In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, SFAS 157 will have on our financial position, results of operations or cash flows.
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
•	our ability to repay or extend the maturity of our Debentures which were due in September 2006 and as of November 15, 2006 are in default,

•	our ability to raise capital and fund our oil and gas well drilling and development plans,

•	our ability to fund the repayment of our current liabilities,

•	our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets or enter into a restructuring or refinancing transaction relating to our outstanding debentures and the terms of such a transaction and the price we are able to realize in such a transaction, and
•	the likelihood that the Trustee under our outstanding Debentures or the requisite holders of principal amount of Debentures will demand immediate payment of the Debentures and seek to foreclose on our assets as a consequence of our existing default in the payment of interest and redemption of the Debentures which were due on September 30, 2006 and remain in default as of November 15, 2006.
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
ITEM 3. CONTROLS AND PROCEDURES
      Under the supervision and with the participation of our management, including Michael K. Paulk, our President, and Steven P. Ensz, our Vice President, Finance, we have evaluated our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, Mr. Paulk and Mr. Ensz have concluded that these controls and procedures are effective. There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 3. Defaults Upon Senior Securities.
      We failed to meet the interest payments due on June 30, 2006 and on September 30, 2006 on our outstanding 8% Convertible Secured Debentures due September 30, 2006. The interest payment also was not made before the end of the grace period on July 10, 2006 and October 10, 2006 respectively. In addition, we failed to repay or redeem the Debentures by the due date of September 30, 2006. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture resulting from our failure to timely pay interest due on June 30, 2006, occurred and is continuing at the time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of our assets. At September 30, 2006, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $434,000. Subsequent to July 10, 2006 through November 15, 2006, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.
Item 5. Other Information.
      Item 310(b) of Regulation S-B requires that interim financial statements included in quarterly reports on Form 10-QSB must be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards as may be modified or supplemented by the Commission. The interim financial statements included in this Report have not received such a review. Because of our severe current liquidity problem and shortage of working capital, we have been unable to pay our independent accounting firm to make such a review.

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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: November 20, 2006	/S/ Michael K. Paulk

Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz

Steven P. Ensz
Principal Financial and Accounting Officer