Form 10QSB/A
period 2006-09-30
American Natural Energy Corp
filed 2007-12-14
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
AMENDMENT NO 1 TO
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
Yes ☐     No ☑
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
     General. On November 20, 2006, American Natural Energy Corporation filed its quarterly report on Form 10-QSB for the quarter ended September 30, 2006. In that Report, the Company disclosed that the interim financial statements included in the Report had not been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews as required by Item 310(b) of Regulation S-B. The Company reported that this review had not been conducted because of the Company’s severe liquidity problem and shortage of working capital which resulted in the Company being unable to pay its independent accounting firm. On July 16, 2007, the Company engaged Malone & Bailey, PC (“Malone & Bailey”) as its independent registered public accounting firm.
This Form 10-QSB/A is being filed to amend our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 filed November 20, 2006. The interim financial statements included in this Amendment have been reviewed by our independent accountants as is required by Item 310(b) of Regulation S-B.

AMERICAN NATURAL ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2006	December 31, 2005
	$	$
ASSETS
Current assets:
Cash and cash equivalents	22,697	185,268
Accounts receivable — joint interest billing	828,914	625,963
Accounts receivable — oil and gas sales	276,747	375,079
Accounts receivable — other	18,367	9,769
Prepaid expenses	72,797	129,376
Oil inventory	7,772	11,283

Total current assets	1,227,294	1,336,738

Proved oil and natural gas properties, net of accumulated depletion, depreciation, amortization and impairment of $19,698,038 and $19,353,778	2,719,470	2,625,550
Unproved oil and natural gas properties	3,441,143	3,278,257
Equipment and other fixed assets, net of accumulated depreciation of $621,475 and $532,174	489,555	572,708
Deferred expenses, net of accumulated amortization of $93,707 for 2005	—	208,887

Total assets	7,877,462	8,022,140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	4,079,091	3,686,485
Revenue payable	3,987,376	3,273,800
Accrued interest	484,107	12,404
Insurance note payable	—	17,587
Notes payable	1,169,504	1,252,361
Note payable — related party	207,851	—
Asset retirement obligation	440,600	408,799
Taxes due on dissolution of subsidiary (Note 5)	302,870	302,870
Convertible secured debentures, net of discount at December 31, 2005 of $205,169	10,825,000	10,969,831

Total current liabilities	21,496,399	19,924,137

Noncurrent notes payable	—	142,259
Asset retirement obligation	1,290,867	1,139,848

Total liabilities	22,787,266	21,206,244

Commitments and contingencies (Note 5)

Stockholders’ deficit:

Common stock
Authorized — 250,000,000 shares with par value of $0.001	52,997	50,664
Issued and outstanding — 52,997,673 (2005 — 50,664,342) shares
Additional paid-in capital	20,321,226	19,973,090
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(38,047,478)	(35,471,289)
Accumulated other comprehensive income	2,763,451	2,263,431

Total stockholders’ deficit	(14,909,804)	(13,184,104)

Total liabilities and stockholders’ deficit	7,877,462	8,022,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	$	$	$	$
Revenues:
Oil and gas sales	323,355	387,581	1,252,015	1,897,896
Operations income	37,950	31,019	111,946	76,896
Interest and other income	—	10	11	28

	361,305	418,610	1,363,972	1,974,820

Expenses:
Lease operating expense	62,546	112,850	259,303	381,984
Production taxes	19,684	47,494	81,524	186,000
General and administrative	373,487	306,427	1,284,345	1,234,372
Foreign exchange loss	60,043	501,274	500,020	299,586
Interest and financing costs	381,556	248,467	1,020,127	2,883,661
Depletion, depreciation and amortization — oil and gas properties	113,729	211,264	493,805	879,503
Depreciation and amortization — other assets	115,936	69,601	301,037	476,492
Loss on extinguishment of debt	—	—	—	1,146,674

Total expenses	1,126,981	1,497,377	3,940,161	7,488,272

Net loss	(765,676)	(1,078,767)	(2,576,189)	(5,513,452)

Other comprehensive income (loss) — net of tax:
Foreign exchange translation	60,043	501,273	500,020	299,586

Other comprehensive income	60,043	501,273	500,020	299,586

Comprehensive loss	(705,633)	(577,494)	(2,076,169)	(5,213,866)

Basic and diluted loss per share	(0.01)	(0.02)	(0.05)	(0.14)

Weighted average number of shares outstanding
Basic and diluted	52,407,093	43,684,177	51,509,884	38,433,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
	2006	2005
	$	$

Cash flows from operating activities:
Net loss	(2,576,189)	(5,513,452)
Non cash items:
Depreciation, depletion and amortization	794,842	1,355,995
Interest and financing costs	205,169	2,451,667
Foreign exchange loss	500,020	299,586
Loss on extinguishment of debt	—	1,146,674
Non cash compensation expense	469	47,250
Changes in working capital items:
Accounts receivable	(113,217)	587,900
Oil inventory	3,859	(478)
Prepaid expenses	105,058	20,628
Accounts payable, accrued liabilities and interest	2,180,634	145,723

Net cash provided (used) by operating activities	1,100,645	541,493

Cash flows from investing activities:
Purchase and development of oil and gas properties	(1,084,057)	(1,847,046)
Purchase of fixed assets	(8,998)	(27,534)
Proceeds from sale of participation rights	162,500	—

Net cash used in investing activities	(930,555)	(1,874,580)

Cash flows from financing activities:
Issuance of notes payable	207,851	100,000
Payment of notes payable	(473,891)	(367,465)
Proceeds from issuance of common stock for private placement	—	1,463,167
Private placement/debenture amendment costs	—	(87,650)
Change in bank overdrafts outstanding	(66,621)	—
Other	—	4,725

Cash provided (used) by financing activities	(332,661)	1,112,777

Increase (decrease) in cash and cash equivalents	(162,571)	(220,310)

Cash beginning of period	185,268	303,817

Cash end of period	22,697	83,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)

	Nine months ended September 30,
	2006	2005
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	315,022	431,553

Non cash investing and financing activities:
Common stock issued for professional services provided relating to restructuring of Debentures	—	250,000
Principal amount of 8% debentures converted to common stock	350,000	500,000
Prepaid expenses financed	114,480	215,219
Accounts payable refinanced with notes payable	213,780	1,261,821
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

Income tax expense

SFAS 109, Accounting for Income Taxes, requires that the Company record a valuation allowance when it is more likely than not that a portion or all of its deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2005 and September 30, 2006, the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that FIN 48 will have no material impact on its financial position, results of operations or cash flows.

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006 and 2005

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company’s debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of November 15, 2006 and are in default. As of September 30, 2006, interest in the amount of $484,000 on the debentures had accrued and was unpaid. The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses during the nine months ended September 30, 2006 and during the year ended December 31, 2005, totaling approximately $2.6 million and $6.2 million, respectively, and has a working capital deficiency and an accumulated deficit at September 30, 2006 which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

The Company expects, as a consequence of its current financial condition, that it will examine various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving the Company or joint venture agreement involving the Company. The Company may seek to pursue a transaction leading to the possible acquisition of the Company or a sale of some or all of its assets. The Company is currently seeking to complete a restructuring or refinancing transaction relating to its debentures that are in default. Any such transaction would be dependent upon the ability of the Company to realize an acceptable terms and price. No representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur. As of November 26, 2007, no letters of intent or other binding agreements with regard to any other transaction have been entered into and the Company is not currently engaged in negotiating the terms of any transaction that its management believes will lead to its acquisition or other material transaction. In the event the Company should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not materially dilute the interests of the Company’s existing security holders.

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

Management’s strategy has been to obtain additional financing or industry partners. Certain covenants included in the 8% convertible secured debentures in the amount of $10,825,000 due September 30, 2006, limit the amount of additional indebtedness the Company can incur to $2 million. As of November 26, 2007, these Debentures have not been repaid or refinanced and are in default. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures or to enter into another transaction in order to seek to maximize

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006 and 2005

shareholder value. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.
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

In June 2005, the Debentures were amended with the approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with the Company pursuant to which the third party is granted the right to drill one or more wells on Company properties and commenced that drilling activity. Under the amendments, 72,166,667 shares were issuable upon full conversion of the Debentures at the reduced conversion price however, the conversion rights expired on September 29, 2006 and were not renewed. On June 23, 2005, stockholders of the Company voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock of the Company from 100 million to 250 million and adjust par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments.

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006 and 2005

The Company failed to meet the interest payments due on June 30, 2006 and on September 30, 2006 on its outstanding 8% Convertible Secured Debentures due September 30, 2006. The interest payment also was not made before the end of the grace period on July 10, 2006 and October 10, 2006, respectively. In addition, the Company failed to repay or redeem the Debentures by the due date of September 30, 2006. Pursuant to the Indenture governing the Debentures, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. After conversion of $200,000 of the debentures into 1,333,333 shares of common stock during the third quarter of 2006, the principal amount of the Debentures outstanding at September 30, 2006 was $10,825,000 and accrued and unpaid interest at that date amounts to $434,000. Through November 26, 2007, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.

The Company has agreed to file a registration statement and post-effective amendment under the U.S. Securities Act of 1933, as amended (the “U.S. Securities Act”), to enable, upon effectiveness of the registration statement and post-effective amendment, the resale of the shares to be issued on conversion of the Debentures.

Notes payable

On February 2, 2005, the Company entered into a $100,000 unsecured short-term note with a NYP floating interest rate with Citizens Bank of Oklahoma. The note and interest were paid in full on July 6, 2007.

On August 24, 2005, the Company entered into a note payable with Parker Drilling Company for $507,000, which included the conversion of an accounts payable balance of $486,000 due to Parker Drilling Company. Monthly payments of $25,000 which include interest at the rate of 7% per annum are to be made through June 2007. At September 30, 2006, seven payments were past due. On July 9, 2007 the Company and Parker Drilling Company entered into a settlement agreement whereby the Company paid $50,000 in full satisfaction of the outstanding note payable to Parker Drilling Company.

On September 7, 2005, the Company converted its $86,000 accounts payable balance to Eaton Oil Tools to a note payable. Beginning September 15, 2005, twelve monthly payments of $7,435 were to be made with the final payment including all interest accrued at the rate of 6.5% per annum. At September 30, 2006, three payments were past due. This note has been paid during 2007.

On November 16, 2005, the Company agreed to convert its $420,000 accounts payable balance to Ambar Drilling Fluids to a note payable. Beginning November 16, 2005, interest is accrued at 4% per annum. The payment of principal balance and interest was due on or before May 16, 2006. On July 17, 2007 the Company and Ambar Drilling Fluids entered into a settlement agreement whereby the Company paid $112,000 in full satisfaction of the outstanding note payable to Ambar Drilling Fluids.

On October 15, 2005, the Company converted its $309,000 accounts payable balance to Leam Drilling Services to a note payable. Monthly payments of $26,697 which include interest at the rate of 8% per annum are to be made through September 2006. At September 30, 2006, three payments were past due. The remaining balance due on the note of $82,562 was paid in full on December 28, 2006.

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

Note payable — related party

On May 4, 2006, the Company entered into a note payable with Mike Paulk, an officer of the Company, in the amount of $198,000. On August 9, 2006 Mike Paulk loaned an additional $10,000 to the Company. Interest will accrue at the rate of 10% per annum.

5	Commitments and contingencies

Citizens Bank of Oklahoma, N.A. has issued an irrevocable standby letter of credit, dated January 12, 2006 and originally expiring January 12, 2007 in the amount of $125,000 drawn in favor of RLI Insurance Company securing a surety bond in favor of the Louisiana Office of Conservation for plugging and abandonment obligations which may occur as a result of drilling operations in St. Charles Parish, Louisiana. The standby letter of credit has been withdrawn and surety bond released effective with Dune Energy assuming field operations September 1, 2007.

On December 31, 2001, the Company acquired the oil and natural gas and related assets of Couba Operating Company which, at that time, was in Chapter 11 bankruptcy proceedings. As part of the acquisition price, the Company agreed that the Class 7 creditors to the ANEC/Couba Reorganization Plan (“Plan”) would receive a contingent payable from future production of the properties in the amount of approximately $4.9 million. The contingent payable is in the form of a net profits interest (“NPI”), the size of which is determined by the location of wells that may be drilled in the future. Wells existing at the effective date of the Plan receive an NPI of 50%, new wells drilled on acreage transferred by the Plan to the Company will receive an NPI of 15% and new wells drilled within the boundaries of a seismic shoot previously owned by Couba will receive an NPI of 6%. The Company is entitled to recover all capital and operating costs prior to the NPI becoming payable. At a minimum, the Class 7 creditors are to receive an overriding royalty interest that is in payment of the contingent payable. The Company is accounting for any contingent purchase price payments to the Class 7 creditors as additions to the full cost pool as production occurs.

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

The components of the change in the Company’s asset retirement obligations for the period ended September 30, 2006 are shown below.

Asset retirement obligations, January 1	1,548,647
Additions and revisions	32,927
Settlements and disposals	—
Accretion expense	149,893

Asset retirement obligations, September 30, 2006	1,731,467
7	Stock-based compensation

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

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	$	$

Net loss, as reported	(1,078,767)	(5,513,452)
Add back: Total stock-based compensation expense included in net loss, net of related tax effects	6,750	47,250

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(46,625)	(330,156)

Pro forma net loss	(1,118,642)	(5,796,358)

Loss per share
Basic and diluted-as reported	(0.02)	(0.14)

Basic and diluted-pro forma	(0.03)	(0.15)

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006 and 2005

There was no stock option activity in the first three quarters of 2006 or 2005. At September 30, 2006 there were 1,600,000 options outstanding and exercisable with a weighted average exercise price of $0.50. The weighted average remaining contractual term for these options at September 30, 2006 was 2.3 years. These options had no intrinsic value at September 30, 2006.

8	Subsequent events

On October 4, 2006, the Company converted its $139,000 accounts payable balance to Landmark Graphics to a note payable. Beginning October 20, 2006 three monthly payments of $5,000 were made and then twelve monthly payments of $11,378 are to be made beginning January 20, 2007. Payments include interest at the rate of 15% per annum.

Pursuant to the terms of the Exploration and Development Agreement (the “Agreement”) executed on October 19, 2005 between the Company and Dune Energy, Inc (“Dune Energy”) providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres, Dune Energy agreed to pay to the Company a prospect fee in the amount of $1.0 million, of which $225,000 was paid on September 14, 2005, $225,000 was paid on September 30, 2005, $225,000 was paid on October 19, 2005, $162,500 was paid on November 30, 2005 and $162,500 was paid on January 10, 2006. These amounts reduced the Company’s unproved oil and gas properties. In the event the Company and Dune Energy elected to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy agreed to pay the Company an additional prospect fee of $500,000. The terms of the Agreement were amended September 14, 2006 to waive the additional prospect fee in exchange for Dune paying 100% of the costs of an expanded 3D seismic survey over the Bayou Couba area.

On June 26, 2007 Dune Energy, Inc. increased its participation to 75% of the Company’s interest under these agreements, excluding the area under the Bayou Couba lease itself where it retains a participation of 50% of the Company’s interest, with the payment of $3 million. On September 1, 2007 Dune was elected successor operator under the joint development agreement and Dune paid the Company an additional $500,000.

On December 22, 2006, Dune Energy acquired $3.0 million principal amount of the Company’s 8% Convertible Subordinated Debentures. The principal of the Debentures was due and payable on September 30, 2006 and are currently in default.

In January and February, 2007, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures bringing Dune Energy’s total holdings of the Company’s Debentures outstanding to $7,895,000 principal amount as of November 26, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation
General
     We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. Our debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of November 26, 2007 and are in default. As of September 30, 2006, interest in the amount of $484,000 on the debentures had accrued and was unpaid when due. We have no current borrowing capacity with any lender. We have sustained substantial losses during the nine months ended September 30, 2006 and during the year ended December 31, 2005, totaling approximately $2.6 million and $6.2 million, respectively, and we have a working capital deficiency and an accumulated deficit at September 30, 2006 which leads to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.
     We expect, as a consequence of our current financial condition, that we will examine various alternative means to maximize shareholder value including a possible merger, sale of assets or other business combination involving us or joint venture agreement involving us. We may seek to pursue a transaction leading to the possible acquisition of our company or a sale of some or all of our assets. We are currently seeking to complete a restructuring or refinancing transaction relating to our debentures that are in default. Any such transaction would be dependent upon the ability of us to realize acceptable terms and price. No representation is made as to the terms on which any such a transaction may be entered into or that such a transaction will occur. As of November 26, 2007, no letters of intent or other binding agreements with regard to any other transaction have been entered into and we are not currently engaged in negotiating the terms of any transaction that we believe will lead to our acquisition or other material transaction. In the event we should seek or be required to raise additional equity capital, there can be no assurance that such a transaction will not materially dilute the interests of our existing security holders.
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

As described above, we failed to repay the principal on our outstanding 8% Convertible Secured Debentures at their maturity on September 30, 2006 and also failed to meet the interest payments due on June 30, 2006 and on September 30, 2006 . Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture has occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of our assets. At September 30, 2006, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $434,000. Through November 26, 2007, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.
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
     Interest and financing costs decreased from $2,884,000 for the nine months ended September 30, 2005 to $1,020,000 for the nine months ended September 30, 2006. While debt outstanding was higher at September 30, 2006 compared to the same period for 2005, interest expense decreased as a result of amending our Debentures. Prior to the amendment, interest expense reflected the amortization of a beneficial conversion feature related to the issuance in

October 2003 of our 8% Convertible Debentures. On the dates the Debenture transaction was completed, the closing price for our Common Stock was $0.70 per share. Because the conversion price was less than the market price on the dates the transaction was completed, a beneficial conversion feature of $6.7 million was attributed to the Debentures. An additional beneficial conversion feature of $858,000 was recorded in the third quarter of 2004 resulting from issuance of shares of our common stock pursuant to a Rights Offering. Due to antidilution provisions contained in the Debenture Agreement, the issuance of shares of common stock changed the conversion price of the debentures from $0.45 to $0.43 per share resulting in the additional beneficial conversion feature. Such amount was amortized to interest expense over the life of the Debentures prior to the amendment. In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity. As of November 26, 2007, the Debentures have not been repaid or refinanced and are in default.
     As of September 30, 2006, 72,166,667 shares of our common stock may be issued upon full conversion of the Debentures at the reduced conversion price. On June 23, 2005, our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue from 100 million to 250 million and adjust the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments. As a result of the amendment, a loss on extinguishment of debt of $1,147,000 was recognized and the Debentures were recorded on June 23, 2005 at their fair market value, reflecting the present value of future cash flows and the option value of the underlying convertible shares. Costs associated with the amendment totaling $303,000 have been amortized to interest expense over the amended life of the Debentures.
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
     On December 22, 2006, Dune Energy acquired $3.0 million principal amount of our 8% Convertible Subordinated Debentures. The principal of the Debentures was due and payable on September 30, 2006 and are currently in default.
     Subsequent to December 31, 2006, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures bringing Dune Energy’s total holdings of our Debentures outstanding to $7,895,000 principal amount as of October 31, 2007. In a Schedule 13D filing by Dune Energy with the U.S. Securities and Exchange Commission, Dune Energy stated, “Given Dune Energy’s past investment in this joint development project, coupled with the potential for substantial oil and gas within the area of mutual interest, Dune Energy has determined that it is in its best interests to acquire the Purchased Debentures and the corresponding security interest in the Lease.” Dune Energy further disclosed in the Schedule 13D that except for the foregoing, neither it nor any control person of it has any plan or proposal which relates to or which would have the effect of any acquisition of additional, or disposition of any, securities of ours, does not have any plan or proposal which relates to or would result in an extraordinary transaction involving us, does not have any plan or proposal which relates to or would result in a sale or transfer of a material amount of our assets, does not have any plan or proposal which relates to or would result in any change in our present board of directors or management, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board, does not have any plan or proposal which relates to or would result in a material change in our present capitalization or dividend policy, except that if Dune Energy converts the Purchased Debentures and/or acquires additional Debentures and converts them, then the issued and outstanding shares of our Common Stock will increase accordingly, does not have any plan or proposal which relates to or would result in a material change in our business or corporate structure, does not have any plan or proposal which relates to or would result in a change in our charter, by-laws or instruments corresponding thereto which may impede the acquisition of us by any person, does not have any plan or proposal which relates to or would result in causing a class of our securities to be de-listed from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, and does not have any plan or proposal which relates to or would result in a class of our equity securities becoming eligible for termination or registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934, as amended.
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
     In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of common stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity. As of September 30, 2006, 72,166,667 shares of our common stock were issuable upon full conversion of the Debentures at the reduced conversion price, however, the conversion rights expired on September 29, 2006 and were not renewed. As of November 26, 2007, the Debentures have not been repaid or refinanced and are in default. On June 23, 2005, our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue from 100 million shares to 250 million shares and reduced the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments.
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
     Pursuant to the terms of the Agreement, Dune Energy agreed to pay us a prospect fee in the amount of $1.0 million, of which $225,000 was paid on September 14, 2005, $225,000 was paid on September 30, 2005, $225,000 was paid on October 19, 2005, $162,500 was paid on November 30, 2005 and $162,500 was paid on January 10, 2006. In the event we and Dune Energy elected to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy agreed to pay to us an additional prospect fee of $500,000. The terms of the Agreement were amended September 14, 2006 to waive the additional prospect fee in exchange for Dune paying 100% of the costs of an expanded 3D seismic survey over the Bayou Couba area.
     The area of mutual interest created by the Agreement, in which we have agreed with Dune Energy to share all rights, title and interest owned or acquired on an equal basis, includes our Bayou Cuba lease acreage of approximately 1,319 acres, the acreage covered by our development agreement with ExxonMobil of approximately 11,486 acres included in the 31,367 acre area, as well as any additional acreage offered to us or Dune Energy by ExxonMobil as the result of the acquisition of additional 3-D seismic data by the parties under the terms of the Agreement. If either party acquires any interests in lands included in the area of mutual interest created by the Agreement, the acquiring party is required to notify the non-acquiring party which will have the opportunity to participate in the acquisition by paying its proportionate share of the price for such properties. On June 26, 2007 Dune Energy, Inc. increased its participation to 75% of the Company’s interest under these agreements, excluding the area under the Bayou Couba lease itself where it retains a participation of 50% of the Company’s interest, with the payment of $3 million. On September 1, 2007 Dune was elected successor operator under the joint development agreement and Dune paid the Company an additional $500,000.
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
Future Capital Requirements and Resources
     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. At September 30, 2006, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1.2 million compared with current liabilities of $21.5 million. Our current liabilities include approximately $10.8 million of secured indebtedness due in September 2006. As of November 26, 2007, this secured indebtedness has not been repaid or refinanced and is in default. Also included in current liabilities are accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $10.7 million. We have substantial needs for funds to pay our outstanding payables and debt. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. Any capital expenditures for drilling purposes during 2006 we expect will be funded from the sale of drilling participations and equity capital. It is management’s plan to raise additional capital through the sale of interests in our drilling activities or other strategic transaction intended to maximize shareholder values; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
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
     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have determined that FIN 48 will have no material impact on our financial position, results of operations or cash flows.
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
ITEM 3. CONTROLS AND PROCEDURES
Disclosure Controls
     Under the supervision and with the participation of our management, including Michael K. Paulk, our President and Chief Executive Officer, and Steven P. Ensz, our Vice President, Finance and Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.
Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: December 10, 2007	/S/ Michael K. Paulk Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz Steven P. Ensz
Principal Financial and Accounting Officer