Form 10KSB
period 2006-12-31
American Natural Energy Corp
filed 2008-01-08
CIK 870732

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB
Mark One:

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2006; or

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

Common Stock, par value $.001 per share
(Title of Each Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State Issuer’s revenues for its most recent fiscal year: $1,783,208.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of July 25, 2007, was $1,854,919. (Non-affiliates have been determined on the basis of holdings set forth in Item 11 of this Annual Report on Form 10-KSB.)
     The number of shares outstanding of each of the Issuer’s classes of common equity, as of July 25, 2007, was 52,997,673 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
Item 1 — Description of Business:
     American Natural Energy Corporation is engaged in the acquisition, development, exploitation and production of oil and natural gas. On December 31, 2001, we acquired the oil and natural gas and related assets of Couba Operating Company (“Couba”). Since 2002 through December 31, 2006, we returned to production 9 (7.31 net) well bores drilled by the prior owners on the Couba properties we acquired. Our drilling activities commenced in February 2003 and as of December 31, 2006, we had drilled and completed 12 (3.07 net) wells. By December 31, 2006, our combined production from all our producing wells (21 gross, 10.39 net) was approximately 464 (75 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. All of our drilling and production activities are conducted in St. Charles Parish, Louisiana. We continue to need and seek material amounts of additional capital to further our oil and natural gas development and exploitation activities.
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
     ExxonMobil Joint Development Agreement. In November 2002, we entered into a four-year joint development agreement with ExxonMobil relating to both our Couba properties and additional properties owned by ExxonMobil. In December 2003, we entered into an amendment to that agreement (the “Expansion Amendment”). The agreement, as amended, creates an area of mutual interest (“AMI”) covering approximately 11,000 acres, all within the 23.5 square mile 3-D seismic area and calls for both parties to make available for development, leases and/or mineral interests each owns within the AMI. The Expansion Amendment expanded the AMI by 2,560 acres, to a depth of 14,000 feet in the additional acreage, subject to us drilling two wells on the property to depths of 8,000 and 7,700 feet, respectively. The first well was drilled and plugged after reaching total depth. The second well reached the minimum depth required under the Expansion Amendment on February 12, 2004. In addition, the Expansion Amendment extended the term of the AMI by an additional year to a term of five years ending in November 2007. On March 8, 2006, the Company agreed to participate in a 3D seismic survey being conducted by Seismic Exchange, Inc., New Orleans, Louisiana (“SEI”).  The 3D seismic survey covers the 23.5 square mile area over which we and our exploration and development partner, Dune Energy, Inc. presently have 3D seismic coverage as well as approximately 36.5 additional square miles. The one year exclusive license over such 60 square miles is part of a larger regional survey being conducted by SEI which includes all of our Bayou Couba project area subject to its ExxonMobil Corp. Joint Development Agreement. The new survey images more effectively formations deeper than are currently imaged by our existing 3D seismic survey.  The seismic survey and initial interpretations were delivered in January 2007 and we and ExxonMobil Corp. have agreed to formally extend our Joint Development Agreement by two years to November 2009. As a result of Dune paying 100% of the seismic costs, the terms of the Exploration and Development Agreement between us and Dune Energy were amended to waive any additional prospect fees that may be due from Dune.
     In exchange for entering into the Expansion Amendment, ExxonMobil received a carried interest whereby we pay the drilling expenses incurred in the two wells to the point at which a determination is to be made whether or not to complete the well, after which if ExxonMobil elects to participate in the completion of the well, it will receive a 50% working interest or a 25% royalty interest in the wells. Under the joint development agreement, both parties may propose wells for drilling and the non-proposing party may elect whether or not to participate, with that election affecting only the proposed location. If both parties elect to participate in the proposed well, the interest in the well is shared equally. Each party is responsible for its share of costs to develop the acreage within the AMI. Operations of the wells are at the election of ExxonMobil, Dune is presently operator of the wells within the AMI.
     The second well drilled under the Expansion Amendment was abandoned after we encountered mechanical problems in removing the drilling tools after reaching a total depth of approximately 11,500 feet. We are evaluating whether to re-drill the well.

     Our TransAtlantic Agreements. In March 2003, we assigned a 10% participation interest in the Bayou Couba Lease, our lease with the State of Louisiana and the ExxonMobil Corp. AMI to TransAtlantic Petroleum Corp. (“TransAtlantic”) in partial consideration for a $2.0 million financing. This agreement, which has a term of four years or the expiration of the agreement with ExxonMobil Corp., whichever is longer, granted to TransAtlantic the right to acquire a 10% interest in any property we acquire in the 23.5 square mile area, including any property interests acquired through our agreement with ExxonMobil Corp. Effective December 22, 2006, TransAtlantic sold its 10% participation interest in the AMI to Dune Energy, Inc.
     Our Dune Energy Agreements. In September 2005, we entered into a participation agreement with Dune Energy, Inc. (“Dune Energy”). Pursuant to the agreement, Dune Energy acquired certain exploration and development rights in our ExxonMobil Corp. joint development agreement. The agreement also creates an area of mutual interest in the ExxonMobil Corp. lands as well as certain additional lands including the Bayou Couba Lease lands. A prospect fee of $1.0 million was required to be paid under the terms of the agreement and was received. The agreement provides Dune Energy with the right to participate in 50% of our development rights in the Bayou Couba lease. Dune Energy also had the right to participate in the exploration rights in the ExxonMobil Corp. acreage which it would receive in exchange for the payment of an additional $500,000. This fee was waived as a result of the March 8, 2006 seismic agreement. On June 26, 2007 Dune increased its participation to 75% of our interest under these agreements, excluding the area under the Bayou Couba lease itself where it retains a participation of 50% of our interest, with the payment of $3 million. On September 1, 2007 Dune was elected successor operator under the joint development agreement and Dune paid us an additional $500,000. Each party will pay their respective share of drilling, completion and operations costs.
     On December 22, 2006, Dune Energy acquired all of TransAtlantic’s rights under the March 2003 agreement we entered into with TransAtlantic, as well as $3.0 million principal amount of our 8% Convertible Subordinated Debentures held by TransAtlantic. The principal of the Debentures was due and payable on September 30, 2006 and is currently in default.
     Subsequent to December 31, 2006, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures, bringing Dune Energy’s total holdings of our Debentures outstanding to $7,895,000 principal amount as of October 31, 2007. In a Schedule 13D filing by Dune Energy with the U.S. Securities and Exchange Commission, Dune Energy stated, “Given Dune Energy’s past investment in this joint development project, coupled with the potential for substantial oil and gas within the area of mutual interest, Dune Energy has determined that it is in its best interests to acquire the Purchased Debentures and the corresponding security interest in the Lease.” Dune Energy further disclosed in the Schedule 13D that, except for the foregoing, neither it nor any control person of it has any plan or proposal which relates to or which would have the effect of any acquisition of additional, or disposition of any, securities of ours, does not have any plan or proposal which relates to or would result in an extraordinary transaction involving us, does not have any plan or proposal which relates to or would result in a sale or transfer of a material amount of our assets, does not have any plan or proposal which relates to or would result in any change in our present board of directors or management, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board, does not have any plan or proposal which relates to or would result in a material change in our present capitalization or dividend policy, except that if Dune Energy converts the Purchased Debentures and/or acquires additional Debentures and converts them, then the issued and outstanding shares of our Common Stock will increase accordingly, does not have any plan or proposal which relates to or would result in a material change in our business or corporate structure, does not have any plan or proposal which relates to or would result in a change in our charter, by-laws or instruments corresponding thereto which may impede the acquisition of us by any person, does not have any plan or proposal which relates to or would result in causing a class of our securities to be de-listed from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, and does not have any plan or proposal which relates to or would result in a class of our equity securities becoming eligible for termination or registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934, as amended.
     Seismic Survey Participation Agreement. On March 8, 2006, we agreed to participate in a 3D seismic survey covering the 23.5 square mile area over which we and Dune Energy presently have 3D seismic coverage as well as approximately 36.5 additional square miles.  The one year exclusive license to the survey results over the 60 square miles being acquired by us is part of a larger regional survey being conducted by Seismic Exchange, Inc. (“SEI”) which includes all of our Bayou Couba project area subject to our ExxonMobil Corp. joint development agreement. The new survey is intended to image more effectively formations deeper than are currently imaged by our existing 3D seismic survey.  As a result of Dune paying 100% of the seismic costs, the terms of the Exploration and Development Agreement between us and Dune Energy were amended to waive any additional prospect fees that may be due from Dune. Upon the completion of the survey and seismic interpretation, we and ExxonMobil Corp. have agreed to extend our Joint Development Agreement by two years to November 2009.
     Our State of Louisiana Lease. In February 2002, we leased 1,729 acres from the State of Louisiana giving us in excess of an aggregate of approximately 3,000 net acres under lease at December 31, 2004, all within the boundaries of the proprietary 3-D seismic data. This lease was renewed annually in 2003 and 2004 and expired in February 2005. In January 2007, Dune Energy re-leased the acreage plus an additional 769 acres for a total of 2,498 acres. This lease is located within the boundaries of the ExxonMobil AMI, and will be explored and developed pursuant to the participation percentages and terms and conditions of the ExxonMobil Joint Development Agreement
     As of December 26, 2007, TransAtlantic remains the beneficial holder of a total of 2,237,136 shares of our common stock.
Oil and Gas Reserves
     The tables below set forth information as of December 31, 2006 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Summa Engineering, Inc. The calculations which Summa Engineering, Inc. used in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission (“SEC”) guidelines. All estimates were prepared based upon a review of production histories and other geologic, economic, ownership and engineering data we believe to be accurate. The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves we own.

	OIL	GAS	TOTAL
	(Mbbl)	(Mmcf)	(Mbble)
Proved developed producing	66.13	91.27	81.34
Proved developed non-producing	—	—	—
Proved undeveloped	262.71	1,295.66	478.65
Total proved	328.84	1,386.93	559.99

		Proved
	Proved	Developed
	Developed	Non-	Proved	Total
	Producing	producing	Undeveloped	Proved
Estimated future net revenue(a)	$2,742,117	—	$10,142,915	$12,885,032
Present value of future net revenue(b)	$2,077,792	—	$5,407,998	$7,485,790
Standardized measure of discounted future net cash flows	$2,077,792	—	$5,407,998	$7,485,790

(a)	Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2006. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $60.00 per barrel of oil and $5.23 per mcf of gas.

(b)	Present value of future net revenues represents estimated future net revenues discounted using an annual discount rate of 10%. The present value of future net revenue is equivalent to the standardized measure of discounted future net cash flows at December 31, 2006 as there is no future income tax provision.
     The future net revenue attributable to our estimated proved undeveloped reserves is calculated to be $10.1 million at December 31, 2006, with the present value thereof to be $5.4 million, based on us expending approximately $5.5 million during 2008 and an additional $929,000 in future periods to develop these reserves. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. At December 31, 2006, the capital necessary to develop these additional reserves was unavailable to us. Through December 31, 2006, we had expended approximately $13.9 million in exploration and development of the Bayou Couba properties.
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
     The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2006, all of our operations and reserves are located in that area.
Drilling Activity
     The following table sets forth information as to the wells we completed during the periods indicated. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2004(1)		2005(2)		2006
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	-0-	-0-	3.0	0.61	2.0	0.05
Non-productive	-0-	-0-	-0-	-0-	-0-	-0-
Exploratory
Productive	1.0	0.42	-0-	-0-	-0-	-0-
Non-productive	2.0	1.49	-0-	-0-	-0-	-0-

(1)	Excludes 3 (2.44 net) wells drilled by prior owners on the Bayou Couba properties which we returned to production during 2004.

(2)	Excludes 1 (.81 net) well drilled by prior owners on the Bayou Couba properties which we returned to production during 2005.

Past Drilling and Development Activities
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
Activities During 2006 and Present Activities
     During 2006, we drilled and completed 2 (.05 net) development wells.
     At December 31, 2006, combined production from all our producing wells on the property was approximately 464 (75 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.
     We presently have no plans for 2007 to drill any additional wells. Because of our limited available capital, our drilling activities are contingent on our securing industry participation or other financing for the drilling and completion costs. Such participation or financing has not yet been secured and we are unable to state at this time the expected terms of such participation or financing. Additionally, we are subject to industry limitations on the availability of drilling rigs of sufficient size and configuration that is required to drill such well. At December 31, 2006, we have no commitments to expend funds for drilling activities in 2007.
     A “development well” is defined as a well drilled within a proved area of an oil or gas reservoir to a depth of a strategaphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.

Productive Well Data Information
     The following table sets forth the interests we own in productive wells as of December 31, 2006.

	Well Count
Area	Gross(1)	Net(1)
St. Charles Parish, Louisiana	21.0	10.39

(1)	18 (9.04 net) of the 21 wells have been classified as primarily oil producing wells. 3 (1.35 net) wells are classified as gas wells.
Production Volumes, Revenue, Prices and Production Costs
     The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the three years ended December 31, 2006. All of our production was from our properties located in St. Charles Parish, Louisiana.

	Year Ended December 31,
	2006	2005	2004
Net Production: (1)(2)
Oil (Mbbl)	23.5	42.8	59.8
Natural Gas (Mmcf)	14.9	6.1	134.6
Oil Equivalent (Mbble )	26.0	43.8	82.2

Oil and Natural Gas Sales: (2)
Oil	$1,525,194	$2,458,123	$2,476,267
Natural Gas	$97,058	$55,963	$660,935
Total	$1,622,252	$2,514,086	$3,137,202

Average Sales Price:
Oil ($per Bbl)	$64.88	$57.41	$41.42
Natural Gas ($per Mcf)	$6.51	$9.24	$4.91
Oil Equivalent ($per Bble)	$62.41	$57.36	$38.16

Oil and Natural Gas Costs:
Lease operating expenses	$345,854	$496,275	$429,315
Production Taxes	$103,111	$241,854	$232,135

	Year Ended December 31,
	2006	2005	2004
Net gain (loss) from sale of oil and natural gas properties	—	—	$(44,411)
Impairment of oil and natural gas properties	—	—	$7,676,670
Depreciation, depletion and amortization	$638,104	$1,003,961	$2,558,719

Average production cost per unit of production ($ per Bble)	$17.27	$16.84	$8.05

(1)	Includes only production owned by us and produced to our interest, less royalties and production due others. 228, 366, and 519 barrels of oil were produced in December 2006, 2005 and 2004 but not sold until January 2007, 2006 and 2005, respectively, and are included in inventory at December 31, 2006, 2005 and 2004 at the lower of production cost and DD&A, or market.

(2)	Reflects effects of prior period adjustments resulting from joint interest audits which decreased 2005 production by 8.0 Mbble and revenue by $279,874
Development, Exploration and Acquisition Expenditures
     The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006
Development Costs	$2,385,689	$2,043,759	$1,150,721
Exploration Costs	$5,259,630	—	—
Acquisition Costs	$229,673	—	—
Sales of Properties	—	$(837,500)	$(162,500)
Capitalized Interest	$439,135	$417,934	—
Total	$8,314,127	$1,624,193	$988,221
Acreage
     The following table sets forth as of December 31, 2006, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. “Gross” acres are the total number of acres in which we own a working interest. “Net” acres refer to gross acres multiplied by our fractional working interest.

					Total Developed and
	Developed(1)(2)		Undeveloped(1)(2)		Undeveloped
Area	Gross	Net	Gross	Net	Gross	Net
Louisiana	1,320	866	—	—	1,320	866
Total	1,320	866	—	—	1,320	866

(1)	Net acreage assumes that we maintain our existing working interest percentage in all future development. An election by ExxonMobil Corp. to participate in our acreage pursuant to the ExxonMobil Corp. joint development agreement we entered into in November 2002 will reduce our net owned acreage position. Our participation in ExxonMobil Corp. acreage under that agreement will serve to increase our net acreage position. At December 31, 2003, ExxonMobil Corp. was providing 3,240 gross acres to the joint development agreement area. As the agreement was amended in December 2003, ExxonMobil Corp. agreed to provide an additional 2,560 gross acres (to a depth of 14,000 feet) to the joint development agreement.

(2)	Assumes participation by Dune Energy pursuant to rights granted under an Exploration and Development Agreement. Pursuant to the terms of the agreement we entered into on October 19, 2005 with Dune Energy, we and Dune Energy created an area of mutual interest in which we have agreed with Dune Energy to share all rights, title and interest owned or acquired on an equal basis on our Bayou Cuba lease acreage of approximately 1,319 acres, the acreage covered by our development agreement with ExxonMobil Corporation (“ExxonMobil”) of approximately 11,486 acres which are included in the 31,367 acre area, as well as any additional acreage offered to us or Dune Energy by ExxonMobil as the result of the acquisition of additional 3-D seismic data by the parties under the terms of the Agreement. On June 26, 2007 Dune Energy acquired additional rights to contract areas subject to the ExxonMobil joint development agreement but such rights do not affect the net acres reflected.
Marketing
     Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2006, our oil sales to Teppco Crude Oil, L.P. of $1,525,194 accounted for 94% of our total oil and gas sales. We believe we are not materially dependent upon Teppco for our sales as we believe there are numerous other purchasers for our oil production at competitive prices. Our gas sales to Transcontinental Pipeline Corporation of $97,058 accounted for 6% of our total oil and gas sales. We believe that the loss of these customers would not have a material adverse effect on our results of operations or our financial position.
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
Regulation
     General
     Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2006, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months; however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.
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
     Waste Disposal. We currently own or lease, and have owned or leased, numerous properties that for many years have been used for the exploration and production of oil and gas. Although we believe operating and disposal practices that were standard in the industry at the time were utilized, hydrocarbons or other wastes may have been disposed of or released on or under the properties we owned or leased or on or under other locations where such wastes have been taken for disposal. In addition, these properties may have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. State and federal laws applicable to oil and natural gas wastes and properties have gradually become stricter. Under such laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.
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
     We maintain an insurance policy that insures us against certain sudden and accidental risks associated with drilling, completing and operating our wells with coverage limits considered adequate by management. There can be no assurance that this insurance will be adequate to cover any losses or exposure to liability. We also carry comprehensive general liability policies. While we believe these policies are customary in the industry, they do not provide complete coverage against all operating risks.
Employees
     As of December 31, 2006, we employed seven persons, of whom two were executive officers and three were operations personnel and two were accounting staff. We outsource our field pumping operations and TSX Venture Exchange administration. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.
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
Item 4 — Submission of Matters to a Vote of Security Holders:
     No matter was submitted during the fourth quarter of the year ended December 31, 2006 to a vote of securityholders through the solicitation of proxies or otherwise.

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
     The reported high and low sales prices, reported in United States dollars, for our common shares, as reported by the TSX Venture Exchange, on a calendar quarterly basis for the most recent two calendar years ended December 31, 2006 and through July 25, 2007 were as follows.

	Prices
	High	Low	Share Volume
2005

First Quarter	$0.31	$0.12	4,200,014
Second Quarter	$0.27	$0.09	2,953,769
Third Quarter	$0.15	$0.10	1,918,963
Fourth Quarter	$0.12	$0.06	4,350,110

2006

First Quarter	$0.15	$0.05	3,822,078
Second Quarter	$0.25	$0.08	2,224,343
Third Quarter	$0.08	$0.03	5,130,461
Fourth Quarter	$0.12	$0.02	6,073,607

2007
First Quarter	$0.10	$0.05	2,347,654
Second Quarter	$0.05	$0.03	2,500,333
Third Quarter through July 25, 2007*	$0.05	$0.03	378,331

*	Effective July 25, 2007, TSX Venture Exchange suspended trading in our securities as a result of the Cease Trade Order issued by the British Columbia Securities Commission.
     Historic prices for our shares on the TSX Venture Exchange can be found on the Internet at www.tsx.com using the stock symbol ANR.U.
     As of July 25, 2007, we had 2,984 stockholders of record.
     On May 1, 2007, the British Columbia Securities Commission issued a cease trade order (the “Management Cease Trade Order”) restricting trading in our securities by certain of our insiders until we file the Annual Financial Statements and related annual filings. We filed a

Notice of Default dated May 1, 2007 (the “Notice of Default”), and subsequently filed Default Status Report updates dated May 15, 2007 (the “First Default Status Report”), May 29, 2007 (the “Second Default Status Report”), June 12, 2007 (the “Third Default Status Report”) and June 26, 2007 (the “Fourth Default Status Report”) as required by 57-301. Effective July 25, 2007, TSX Venture Exchange suspended trading in our securities as a result of the Cease Trade Order issued by the British Columbia Securities Commission.
     We had been unable to complete the Annual Financial Statements and related annual filings and were unable to file the Annual Financial Statements and related annual filings prior to June 30, 2007 due to our inability to make payment on outstanding invoices to our auditors for services previously performed. As a result of the delays in completing the Annual Financial Statements, we were also delayed in filing our interim financial statements for the three-months ended March 31, 2007, the six-months ended June 30, 2007 and the nine-months ended September 30, 2007 (the “Interim Financial Statements”) which were due by May 15, 2007, August 14, 2007 and November 14, 2007, respectively.
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
Small Business Issuer Purchases of Equity Securities
     No purchases of shares of our Common Stock, par value $.001 per share, were made by us or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the year ended December 31, 2006.

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
     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2006 and 2005 of approximately $2.5 and $6.2 million, respectively, and have a working capital deficiency and an accumulated deficit at December 31, 2006 which leads to questions concerning our ability to meet our obligations as they come due. At December 31, 2006, we have $10.8 million principal amount of secured Debentures outstanding that are in default and are immediately due and payable. We also have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and drilling participations, and we have no bank or other line of credit or other financing agreement providing borrowing availability with a commercial lender. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.
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
     The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2006 includes an explanatory paragraph which states that we have sustained substantial losses in 2006 and have a working capital deficiency and an accumulated deficit at December 31, 2006 that raise substantial doubt about our ability to continue as a going concern.

Statements of Operations
A Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005
     We incurred a net loss of $2,452,000 during the year ended December 31, 2006 compared to a net loss of $6,172,000 for the year ended December 31, 2005. During the year ended December 31, 2006, our revenues were comprised of oil and gas sales and operations income totaling $1,783,000 compared with oil and gas sales and operations income of $2,627,000 in 2005. Our oil and gas sales and operations income for the year ended December 31, 2006 decreased as a result of decreased oil and gas production; however, this decrease was partially offset by higher oil prices in 2006. Production on a barrels equivalent basis decreased 39% from 2005 to 2006. Oil prices increased on average 13% from 2005 to 2006, while natural gas prices decreased on average 30% from 2005 to 2006. At December 31, 2006, we had 21 (10.39 net) wells producing approximately 464 (75 net) barrels of oil equivalents per day, whereas at December 31, 2005, we had 19 (10.52 net) wells producing approximately 606 (122 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production and typically will decrease over time.
     Our total expenses were $4,235,000 for the year ended December 31, 2006 as compared to $8,799,000 for the year ended December 31, 2005. Total expenses primarily decreased due to lower interest and lower depreciation, depletion and amortization charges in 2006. In addition, costs were incurred for loss on extinguishment of debt and taxes due on dissolution of subsidiary in 2005 with no similar charges in 2006.
     Lease operating expenses in 2006 were $346,000 compared to $496,000 in 2005. Lease operating expenses were lower in 2006 as a result of decreased production. Production taxes also decreased from $242,000 in 2005 to $103,000 in 2006 due to decreased production and consequently, revenue from oil and gas sales. Depletion, depreciation and amortization of $977,000 in 2006 decreased from $1,589,000 in 2005. This was primarily the result of decreased production of oil and natural gas and the related depletion expense.
     Our general and administrative expenses remained consistent at $1,597,000 in 2006 compared to $1,564,000 in 2005.
     We accrued an estimate of tax due on dissolution of our Canadian subsidiary in the amount of $303,000 as the result of a possible tax exposure relating to the liquidation of Gothic. There was no such expense in 2006.
     We had a foreign exchange loss of $46,000 and $347,000 in 2006 and 2005, respectively. Our foreign exchange losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is repayable in Canadian dollars. The foreign exchange loss was caused by the strengthening of the Canadian dollar against the US dollar. Effective January 31, 2005, an application has been made to liquidate the Gothic subsidiary and terminate its charter. Therefore, upon final liquidation, amounts reflected in accumulated other comprehensive income will be included in the gain or loss recognized from the disposal of the subsidiary.
     We had a gain of $108,000 in 2006 due to the settlement of debt with various vendors. There was no such gain in 2005.
     We had a loss on the extinguishment of debt in 2005 of $1,147,000 as a result of amending our Debentures as is described below. We had no such loss in 2006.
     Interest expense, net of interest capitalized of $418,000 in 2005, decreased from $3,110,000 in 2005 to $1,274,000 in 2006. While debt outstanding increased during 2006, interest expense decreased as a result of amending our Debentures. Prior to the amendment, interest expense reflected the amortization of a beneficial conversion feature related to the issuance in October 2003 of our 8% Convertible Debentures. On the dates the Debenture transaction was completed, the closing price for our Common Stock was $0.70 per share. Because the conversion price was less than the market price on the dates the transaction was completed, a beneficial conversion feature of $6.7 million was attributed to the Debentures. An additional beneficial conversion feature of $858,000 was recorded in the third quarter of 2004 resulting from issuance of shares of our common stock pursuant to a Rights Offering. Due to antidilution provisions contained in the Debenture Agreement, the issuance of shares of common stock changed the conversion price of the debentures from $0.45 to $0.43 per share resulting in the additional beneficial conversion feature. Such amount was amortized to interest expense over the life of the Debentures prior to the amendment. In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity.
     Under the amendments at December 31, 2006, 72,166,667 shares were issuable upon full conversion of the Debentures at the reduced conversion price, however, the conversion rights feature expired on September 29, 2006 and have not been renewed. On June 23, 2005, our stockholders voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue from 100 million to 250 million and adjust the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments. As a result of the amendment, a loss on extinguishment of debt of $1,147,000 was recognized and the Debentures were recorded on June 23, 2005 at their fair market value, reflecting the present value of future cash flows and the option value of the underlying convertible shares. Costs associated with the amendment totalling $303,000 were amortized to interest expense over the remaining life of the Debentures. The Debentures were due on September 30, 2006 and are currently in default.

     Depreciation, depletion and amortization expense attributable to oil and gas properties decreased to $638,000 during the year ended December 31, 2006 from $1,004,000 during the year ended December 31, 2005 due to our decreased production.
A Comparison of Operating Results For The Years Ended December 31, 2005 and December 31, 2004
     We incurred a net loss of $6,172,000 during the year ended December 31, 2005 compared to a net loss of $14,887,000 for the year ended December 31, 2004. During the year ended December 31, 2005, our revenues were comprised of oil and gas sales and operations income totaling $2,627,000 compared with oil and gas sales and operations income of $3,254,000 in 2004. Our oil and gas sales and operations income for the year ended December 31, 2005 decreased as a result of decreased oil and gas production; however, this decrease was partially offset by higher commodity prices in 2005. Production on a barrels equivalent basis decreased 33% from 2004 to 2005. Oil prices increased on average 32% from 2004 to 2005, while natural gas prices increased on average 34% over the same period. At December 31, 2005, we had 19 (10.52 net) wells producing approximately 606 (122 net) barrels of oil equivalents per day, whereas at December 31, 2004, we had 15 (9.11 net) wells producing approximately 665 (180 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production and typically will decrease over time.
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
     We accrued an estimate of tax due on dissolution of our Canadian subsidiary in the amount of $303,000 as the result of a possible tax exposure relating to the liquidation of Gothic. There was no such expense in 2004.
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
     Under the amendments, and at that time, 74,500,000 shares were issuable upon full conversion of the Debentures at the reduced conversion price, however, the conversion rights feature expired on September 29, 2006 and have not been renewed. On June 23, 2005, our stockholders voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue from 100 million to 250 million and adjust the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments. As a result of the amendment, a loss on extinguishment of debt of $1,147,000 was recognized and the Debentures were recorded on June 23, 2005 at their fair market value, reflecting the present value of future cash flows and the option value of the underlying convertible shares. Costs associated with the amendment totalling $303,000 were amortized to interest expense over the remaining life of the Debentures.
     We incurred an impairment charge reflecting a write-down of the carrying value of our oil and gas properties of $7,677,000 in 2004. We had no such charge in 2005. Our impairment charge in 2004 was the result of the excess of the capitalized cost of our oil and gas properties over the estimated future net cash flows to be derived from those proved reserves.
     Depreciation, depletion and amortization expense attributable to oil and gas properties decreased to $1,004,000 during the year ended December 31, 2005 from $2,559,000 during the year ended December 31, 2004 due to a lower depreciable base in 2005. The depreciable base was lower in 2005 due to the impairment charge discussed in the preceding paragraph.
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
     Our accounts payable decreased to $6,973,000 at December 31, 2005 from $8,340,000 at December 31, 2004 primarily as a result of converting a portion of our accounts payable to notes payable due at various times during 2006. Our notes payable balance at December 31, 2005 is $1,252,000. We are paying our accounts payable out of our current revenues and have not experienced any material disruption in services or purchases from vendors on account of outstanding payables.
Liquidity and Capital Resources
     General
     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. At December 31, 2006, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1.1 million compared with current liabilities of $21.6 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which were due September 2006 and are currently in default and accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $10.8 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2007. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. We expect any future capital expenditures for drilling and development to be funded from the sale of drilling participations and equity capital. It is management’s plan to raise additional capital through the sale of interests in our drilling activities or other strategic transaction; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
Years Ended December 31, 2006 and December 31, 2005
     Our net cash provided by operations was $1,700,000 for the year ended December 31, 2006 as compared to net cash provided by operations of $856,000 for 2005.
     The increase in cash provided by operations in 2006 compared to 2005 was a result of increased revenues payable and accrued liabilities. While reductions in oil and gas production decreased cash provided by operations, this was offset by a decrease in production taxes and lease operating expenses and an increase in revenues payable and accrued liabilities. Cash flow attributable to working capital items increased by $1,549,000 from 2005 to 2006, which was principally due to increases in revenues payable and accrued liabilities.
     We used $1,347,000 of net cash in investing activities during the year ended December 31, 2006 compared to net cash used of $1,885,000 in 2005. The 2006 cash used in investing activities includes $1,501,000 for the purchase and development of oil and gas properties and $9,000 for the purchase of fixed assets compared to $2,695,000 and $28,000, respectively, in 2005. Additionally, we had proceeds from the sale of participation rights of $163,000 and $838,000 for the years ended December 31, 2006 and 2005 respectively.
     Our net cash used by financing activities for the year ended December 31, 2006 was $537,000 compared to $911,000 provided in 2005. The activity in 2006 was the result of the issuance of a note payable, offset by payments of notes payable. The activity in 2005 was the result of the private sale of 12.2 million shares of our common stock and the issuance of a note payable, offset by payments of notes payable.
     Additional information regarding liquidity and capital resources is included under the caption “Future Capital Requirements and Resources.”
Years Ended December 31, 2005 and December 31, 2004
     Our net cash provided by operations was $856,000 for the year ended December 31, 2005 as compared to net cash provided by operations of $3,858,000 for 2004.
     The reduction in cash provided by operations in 2005 compared to 2004 was impacted by reductions in oil and gas production quantities and despite increases in commodity prices, cash revenues decreased by $678,000. Over the same period production taxes and lease operating expenses increased, further reducing cash provided by operations by $77,000. Cash flow from working capital items decreased by $2,300,000 from 2004 to 2005, which was principally due to decreases in accounts and revenues payable and accrued liabilities.
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
     On October 21, 2003 and October 31, 2003 we completed financing transactions of $11.695 million and $305,000, respectively, by issuing our Convertible Secured Debentures (the “Debentures”). Initially, the Debentures were repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. At the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into our common shares at any time prior to maturity at a conversion price of $0.45 per share, subject to antidilution adjustment. The Debentures were redeemable by us at any time after October 1, 2004 if the weighted average price per share of our common stock on the TSX Venture Exchange for a 20 consecutive trading day period prior to the date notice of redemption is given has exceeded 166 2/3% of the conversion price. The Debentures are collateralized by substantially all of our assets. The Debentures have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions. A finder’s fee in the amount of $360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing.
     In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of common stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity. Under the amendments at December 31, 2006, 72,166,667 shares were issuable upon full conversion of the Debentures at the reduced conversion price, however, the conversion rights feature expired on September 29, 2006. On June 23, 2005, our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue from 100 million shares to 250 million shares and reduced the par value from $0.01 to

$0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments.
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
     In connection with the Debenture financing and under the terms of the transaction, two persons were designated to serve as Directors of our company. At present, both of such Director positions are vacant and the holders of the Debentures have not designated any persons to fill the vacancies.
     In August 2004, we completed the sale, pursuant to the issuance of stock purchase rights to all our stockholders, of 6,941,414 shares of our common stock for gross proceeds of $1,665,939. After deducting the expenses of the offering, $1,433,287 of the net proceeds was applied to our oil and natural gas well drilling activities, including the re-drilling of the ExxonMobil Fee 2 well.
     During the third quarter of 2005, we completed a private sale of 12,193,333 shares of our common stock for gross proceeds of $1,463,000 ($1,428,000 net). Additionally, 2,170,000 shares were issued as payment for professional services in the amount of $250,000 relating to restructuring of our Debentures. The net proceeds were used for working capital and the drilling of three wells.
     On October 19, 2005 we executed the definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres. A preliminary agreement which provided for the execution of a definitive agreement was entered into on September 12, 2005.
     Pursuant to the terms of the Agreement, Dune Energy agreed to pay us in installments a prospect fee in the amount of $1.0 million, all of which has been paid. Under the original Agreement, in the event we and Dune Energy elect to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy would pay to us an additional prospect fee of $500,000. However, as a result of Dune paying 100% of the costs for a 3D seismic survey covering the 23.5 square mile area over which we and Dune Energy presently have 3D seismic coverage as well as approximately 36.5 additional square miles, the terms of the Agreement between us and Dune Energy were amended to waive any additional prospect fees that may be due from Dune. On June 26, 2007 Dune increased its participation to 75% of our interest under these agreements, excluding the area under the Bayou Couba lease itself where it retains a participation of 50% of our interest, with the payment of $3 million. On September 1, 2007 Dune was elected successor operator under the joint development agreement and Dune paid us an additional $500,000.
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
     During the year ended December 31, 2005, we converted an aggregate of approximately $1.74 million of accounts payable and other current obligations into notes payable. At December 31, 2005, $1.39 million principal amount of such notes were outstanding, of which $1.25 million is due on various dates through December 31, 2006 and the balance is due on various dates through June 2007. During the year 2006, we converted an aggregate of approximately $340,000 of accounts payable into notes payable. At December 31, 2006, $1.0 million principal amount of such notes were outstanding of which $739,000 was due prior to year end and past due. The balance is due on various dates through December 31, 2007.

Future Capital Requirements and Resources
     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. At December 31, 2006, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1.0 million compared with current liabilities of $21.6 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which were due September 2006 and are currently in default and accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations aggregating to approximately $10.8 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2007. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. Any capital expenditures for drilling purposes during 2007, we expect will be funded from the sale of drilling participations and equity capital. It is management’s plan to raise additional capital through the sale of interests in our drilling activities or other strategic transaction; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future. On June 26, 2007 we transferred certain contract rights in our ExxonMobil joint development area to Dune Energy increasing their participation rights in the area in exchange for $3 million. We are using the proceeds from this sale to reduce outstanding obligations.
     At December 31, 2006, we have no commitments for additional capital to fund drilling activities in 2007. Any capital expenditures will be funded from monies raised through industry participations, or, if available, borrowings or equity capital. We currently have no borrowing capacity with any lender and no firm commitment from any potential investors and such additional capital may not be available to us in the future.
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
     Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2006 and 2005, we have a deferred tax asset of approximately $15.1 million and $14.0 million for which we have recognized a $15.1 million and $14.0 million valuation allowance, respectively.
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
Accounting Matters
     In December 2004, the FASB issued Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, revising FASB Statement 123, Accounting for Stock-Based Compensation and superseding APB opinion No. 25, Accounting for Stock Issued to Employees (“SFAS 123R”). This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. We will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method with no restatement of prior periods. In Note 1, we have disclosed the effect on net income and earnings per share for year ended December 31, 2005 if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation. We have determined that the adoption of SFAS 123R will not have a material impact on our financial position and results of operations.
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
          In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This Statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  We have no defined benefit or other post retirement plans subject to this standard.
          In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period.  If the prior period effect is material to the current period, then the prior period is required to be corrected.  Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements.  Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement.  SAB 108 is effective for fiscal years beginning after November 15, 2006. We do not anticipate any material changes as a result of application of this Bulletin.

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
Risks Relating to Us and the Oil and Gas Industry
Our Ability to Continue as a Going Concern is Uncertain
          Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2005 and 2006, totaling approximately $6.2 million and $2.5 million, respectively, and had a working capital deficiency at December 31, 2006 of approximately $20.6 million. Production from our drilling program decreased during 2006 compared to 2005 resulting in decreased revenue during 2006. Our revenue has not been sufficient to fund our operations. At December 31, 2006, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1.0 million compared with current liabilities of $21.6 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which were due September 2006 and are currently in default and accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $10.8 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2007. All the foregoing lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings, and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to pay our current liabilities and to continue to explore for and develop our oil and gas reserves.
          The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2006 includes an explanatory paragraph which states that we have sustained substantial losses in 2006 and have a working capital deficiency and an accumulated deficit at December 31, 2006 that raise substantial doubt about our ability to continue as a going concern.
          We Defaulted in the Repayment of $10.825 Million of Secured Indebtedness on September 30, 2006. There Are Risks That the Holders of This Indebtedness May Seek to Assert Their Rights as Secured Creditors and Foreclose On Our Assets.

          In October 2003, we completed a borrowing of $12.0 million used for repayment of outstanding short-term secured debt, for exploration and development activities on the oil and gas leases within our ExxonMobil joint development project in St. Charles Parish, Louisiana and for general corporate purposes. As of December 31, 2006, a total of $1.175 million of Debentures was converted to common stock. The remaining $10.825 million borrowing was due to be repaid on September 30, 2006. In addition, as of December 31, 2006, we are in default in the payment of $649,000 of interest on the Debentures. The loan is collateralized by a lien against all our oil and natural gas properties and undeveloped leaseholds and bears interest at 8% per annum, payable quarterly commencing December 31, 2003. The indebtedness was convertible into shares of our common stock at a conversion price of $0.15 per share, subject to anti-dilution adjustments up until September 29, 2006 at which time the conversion rights expired. As a consequence of the indebtedness being in default, the creditors could foreclose against substantially all of our assets. Under such circumstances, the holders of our common stock could realize little or nothing from their investment in our shares of common stock. There can be no assurance that we will be successful in paying such amounts or refinancing this indebtedness or that the terms of such refinancing may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to pay or refinance this indebtedness could lead to the creditors foreclosing on all our assets which could result in the loss of a stockholder’s entire investment.
Our Current Liabilities as of December 31, 2006 Exceed Our Current Assets by $20.5 Million
          As of December 31, 2006, our current assets were approximately $1.1 million and our current liabilities were approximately $21.6 million. In order to meet our current obligations, we are seeking to raise additional capital. At December 26, 2007, we have no commitments from others to provide this capital and without additional capital to meet these obligations, our continued operations cannot be assured. There can be no assurance that we will be successful in raising additional capital or that the terms on which such additional capital can be raised may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to reduce our current liabilities relative to our current assets could lead creditors to refuse to extend us further credit which could materially adversely affect our operations.
Without Substantial Additional Capital We May Be Unable To Fund The Exploration and Development Activities To Further Develop Our Area Of Mutual Interest With ExxonMobil

          We also have substantial needs for funds to further develop our oil and gas prospects and opportunities identified in our AMI with ExxonMobil. At December 31, 2006, we have no commitments for drilling activities in 2007. Any capital expenditures will be funded from monies raised through industry participations, borrowings or equity capital. To the extent additional funds are required to further exploit and develop the ExxonMobil AMI, it is management’s plan to raise additional capital through the sale of our equity securities or the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future. Our inability to raise additional capital will limit and perhaps prevent us from further development of the AMI.
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
          In the ordinary course of business, we have made and, in order to pursue successfully our business plan, we will be required to make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements out of our cash flow, through increases in vendor payables and notes payable and with the proceeds of debt and equity offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in capital spending or an extended decline in oil and natural gas prices could result in less than anticipated cash flow from operations and a lessened ability to repay outstanding notes payable, raise additional capital or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us.
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
          Subject to the terms of our existing outstanding indebtedness which matured in September 2006, we may refinance our existing indebtedness and incur substantial additional indebtedness in the future to fund the acquisition and development of additional oil and gas reserves or for other purposes. The issuance of material amounts of indebtedness would expose us to additional risks including, among others, the following:
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
Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets.
          At December 31, 2006, based on the report of Summa Engineering, Inc., we claimed total estimated proved reserves of 556.6 Mbble of oil and gas. We are currently seeking to develop additional producing wells on our Bayou Couba properties. As of December 31, 2006, we were able to return to production 9 (7.31 net) well bores drilled by prior owners on the Couba properties we acquired, and we had successfully completed 12 (3.07 net) wells. As of that time, our combined production from all our producing wells was approximately 464 (75 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.
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
Cautionary Statement For Purposes Of The “Safe Harbor” Provisions Of The Private Securities Litigation Reform Act Of 1996
          With the exception of historical matters, the matters we discussed below and elsewhere in this Annual Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Description of Business and Item 6. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our ability to repay or extend the maturity of our Debentures that matured in September 2006, our ability to raise capital and fund our oil and gas well drilling and development plans, our ability to fund the repayment of our current liabilities, our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through successful drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to identify, acquire and integrate successfully any additional producing oil and gas properties we acquire and operate such properties profitably, our ability to maintain compliance with covenants of our loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements about quantities of production of oil and gas as it implies continuing production rates of those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.
          Readers are cautioned that the risk factors and uncertainties referred to above, as well as the risk factors described elsewhere in this Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2007 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.
Item 7 — Financial Statements:
     The response to this Item is included in a separate section of this report. See page F-1.
Item 8 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure:
          On July 16, 2007, we dismissed PricewaterhouseCoopers, LLP (“PwC”) as our independent registered public accounting firm. Our audit committee and board of directors approved the dismissal of PwC.
     The reports of PwC on our financial statements for the fiscal years ended December 31, 2005 and 2004 did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principle, except that such reports included an explanatory paragraph that expressed substantial doubt about the our ability to continue as a going concern.
     During the fiscal years ended December 31, 2004 and 2005 and through July 16, 2007, the date of dismissal of PwC, we had no disagreements with PwC with respect to accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of its disagreement in connection with its reports on such financial statements for such years.
     During the fiscal years ended December 31, 2004 and 2005 and through July 16, 2007, the date of dismissal of PwC, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).
     On July 16, 2007, we engaged Malone & Bailey, PC (“Malone & Bailey”) as our independent registered public accounting firm. Our audit committee and board of directors approved the engagement of Malone & Bailey.
     During the fiscal years ended December 31, 2004 and 2005, through July 16, 2007, the date of Malone & Bailey’s engagement, neither we, nor anyone on our behalf, consulted with Malone & Bailey regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements and either a written report was provided to us or oral advice was provided that Malone & Bailey concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to that item) with our former principal accountants or a reportable event

(as described in paragraph 304(a)(1)(v) of Regulation S-K) involving our former independent registered public accounting firm.
Item 8A – Controls and Procedures
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
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 8B – Other Information
     No information is required to be disclosed in response to this Item 8B.

PART III
Item 9 – Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:
Directors, Executive Officers and Significant Employees
     The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

Name	Age	Position

Directors and Executive Officers:

Michael K. Paulk (1)	58	President and Director
Steven P. Ensz	55	Vice President, Finance, and Chief Financial Officer and Director
Brian E. Bayley(1)	54	Director
John K. Campbell(1)	73	Director

Significant Employees:
Richard O. Mulford	54	Manager of Operations
Robert G. Snead	68	Exploitation Manager

(1)	Member of our Audit Committee
     Each Director of our company has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified.
     Michael K. Paulk: Mr. Paulk was elected President and Director of our company in July 2001. From October 1994 to January 2001, when it was sold to Chesapeake Energy Corporation, he was the President and a Director of Gothic Energy Corporation (“GEC”). GEC is neither a predecessor nor affiliate of either us or our subsidiary, Gothic, and there was no affiliation between Gothic and GEC prior to January 2001. GEC was engaged, until its acquisition by Chesapeake Energy Corporation in January 2001, in the acquisition, development, exploration and production of natural gas and oil. Mr. Paulk has been engaged in the oil and gas industry for more than 17 years.
     Steven P. Ensz: Mr. Ensz has been Vice-President, Finance and Chief Financial Officer of our company since July 2001 and is responsible for our financial activities. From March 1998 to January 2001, he held a similar position with GEC. From July 1991 to February 1998, he was Vice-President, Finance of Anglo-Suisse, Inc., an oil and natural gas exploration and producing company. He has held various positions within the energy industry, including President of Waterford Energy, an independent oil and gas producer, for more than 20 years. He is a certified public accountant.

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
Audit Committee and Audit Committee Financial Expert:
     As of October 31, 2007, the members of our Audit Committee of our Board of Directors are Messrs. Bayley (Chairman), Campbell and Paulk. Messrs. Bayley and Campbell have been members of the Audit Committee since 2002 and Mr. Paulk was added in December 2006. Our securities are not listed on any national securities exchange or listed on an automated inter-dealer quotation system.
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

Item 10 — Executive Compensation:
     The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2006 who received total compensation exceeding $100,000 for the year ended December 31, 2006 and who served in such capacities at December 31, 2006.
SUMMARY COMPENSATION TABLE
Annual Compensation

							Nonqualified
Name						Non-Equity	Deferred
and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael K. Paulk,	2006	$125,000	-0-	-0-	-0-	-0-	-0-	-0-	$125,000
President and CEO(2)	2005	$125,000	-0-	-0-	-0-	-0-	-0-	-0-	$125,000

Steven P. Ensz	2006	$125,000	-0-	-0-	-0-	-0-	-0-	-0-	$125,000
Executive Vice President and CFO(2)	2005	$125,000	-0-	-0-	-0-	-0-	-0-	-0-	$125,000

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. See Note 1 to Notes to Financial Statements for the year ended December 31, 2006.

(2)	Messrs. Paulk and Ensz are also Directors of our company; however they receive no additional compensation for serving in those capacities.
     We do not have any employment contracts with any of our executive officers or other significant employees.

Outstanding Equity Awards at December 31, 2006.
     The following table provides information with respect to our named executive officers above regarding outstanding equity awards held at December 31, 2006.

Stock Awards
					Number	Market	Equity
					of	value of	Incentive
	Option Awards				shares	shares	Plan	Equity Incentive
		Equity			or units	or units	Awards:	Plan Awards:
	Number of	Incentive			of	of	Number of	Market or
	securities	Plan Awards:			Stock	Stock	Unearned	payout value of
	underlying	Number of			held	held	Shares,	Unearned
	unexercised	Securities			that	that	Units or	Shares, Units or
	Options	Underlying	Option		have	have	Other Rights	Other Rights
	(#)	Unexercised	Exercise	Option	not	not	That Have	That Have Not
	Exercisable/	Unearned	Price	Expiration	vested	vested	Not Vested	Vested
Name	Unexercisable	Options (#)	($)	Date	(#)	($)	(#)	($)
(a)	(b-c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael K. Paulk	250,000	-0-	0.45	4/22/09	-0-	-0-	-0-	-0-
Steven P. Ensz	250,000	-0-	0.45	4/22/09	-0-	-0-	-0-	-0-
Director Compensation
     The following table provides information with respect to compensation of our Directors during the year ended December 31, 2006. The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

	Fees				Non-
	earned			Non-Equity	Qualified
	or paid	Stock	Option	Incentive Plan	Deferred	All Other
	in cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)(1)	($)(1)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Brian E. Bayley	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John K. Campbell	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. See Note 1 to Notes to Financial Statements for the year ended December 31, 2006.
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
Item 11 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2007 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our Directors and officers, and (c) by all Directors and officers as a group. As of July 25, 2007, we had 52,997,673 common shares outstanding.

			Percentage of
	Number of Shares		Outstanding
Name and Address(1)(2)	Owned		Shares(3)

Michael K. Paulk	2,398,875	(4)	4.5%

Steven P. Ensz	3,398,313	(5)	6.4%

Brian E. Bayley Suite 300 - 570 Granville Street Vancouver, BC V6C 3P1	1,645,625	(6)	3.1%

John K. Campbell 750 West Pender Street — Suite 710 Vancouver, BC V6C 2T7	115,528	(7)	0.2%

TransAtlantic Petroleum Corp(8) 1550, 340 - 12th Avenue, SW Calgary, Alberta T2R 1L5	2,237,136	(9)	4.2	%(10)

All Directors and officers as a group (4) persons)	7,558,341		14.3%

(1)	This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2)	Unless otherwise indicated, the address for each of the above is c/o American Natural Energy Corporation, 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136.

(3)	The percentage of outstanding shares calculation is based upon 52,997,673 shares outstanding as of July 25, 2007, except as otherwise noted.

(4)	Includes 250,000 shares issuable at an exercise price of $0.45 on exercise of an option.

(5)	Includes 250,000 shares issuable at an exercise price of $0.45 on exercise of an option.

(6)	Excludes 60,000 shares held by Mr. Bayley’s wife and 50,000 shares held by a trust for the benefit of Mr. Bayley’s minor children, as to all of which Mr. Bayley disclaims a beneficial interest.

(7)	Includes 65,528 shares held by Mr. Campbell and 50,000 shares issuable on exercise of options at an exercise price of $0.68 per share.

(8)	TransAtlantic is a corporation whose shares are publicly traded on the Toronto Stock Exchange under the symbol TNP.U. Its Directors are Michael Winn, Brian Bayley, Scott Larsen and Alan C. Moon.

(9)	Includes 2,237,136 shares held by TransAtlantic. Mr. Bayley, one of our Directors, is also a Director of TransAtlantic and also disclaims a beneficial interest in the Debentures and shares.

(10)	The percentage of outstanding shares calculation is based upon 52,997,673 shares outstanding as of July 25, 2007.
Securities Authorized for Issuance Under Equity Compensation Plans
     We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 2001 Stock Incentive Plan. See Note 8 to the Notes to Financial Statements for further information on the material terms of these plans.
     The following table provides information as of December 31, 2006 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:
Equity Compensation Plan Information

(c)
Number of securities
remaining available
for future issuance
	(a)		under equity
	Number of securities	(b)	compensation plans
	to be issued upon	Weighted-average	(excluding
	exercise of	exercise price of	securities
	outstanding options,	outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))

Equity compensation plans approved by security holders	1,300,000	$0.49	3,700,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,300,000	$0.49	3,700,000

Item 12 — Certain Relationships and Related Transactions:
On May 4, 2006, we entered into a note payable with Mike Paulk, our President and a Director, in the amount of $198,000. On August 9, 2006, Mr. Paulk loaned us an additional $10,000. In November 2006, $12,000 was repaid. Interest accrues at the rate of 10% per annum.
We paid Mr. Paulk $13,426 in interest in 2006 on the loans provided to us.
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
Item 14. Principal Accountant Fees and Services
     The following sets forth fees we incurred for services provided by PricewaterhouseCoopers LLP, for the years ended December 31, 2006 and 2005, our independent public accountant at those year ends:

		Audit Related
	Audit Fees	Fees	Tax Fees
2006	$110,200		$35,000
2005	$262,500	—	$35,000
     Our Board of Directors believes that the provision of the services during the years ended December 31, 2006 and December 31, 2005 is compatible with maintaining the independence of PricewaterhouseCoopers LLP. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by PricewaterhouseCoopers LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements, the review of our quarterly financial reports, the issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission. Tax fees include services rendered related to advice on the proposed liquidation of our subsidiary, Gothic.

American Natural Energy Corporation
Consolidated Financial Statements
December 31, 2006 and 2005

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of American Natural Energy Corporation:
We have audited the accompanying consolidated balance sheet of American Natural Energy Corporation (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Natural Energy Corporation at December 31, 2006, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred substantial losses during 2006, has a working capital deficiency and an accumulated deficit at December 31, 2006 and is in default with respect to certain debenture obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
December 26, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of American Natural Energy Corporation:
In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, changes in stockholders’ equity (deficit), and cash flows present fairly, in all material respects, the financial position of American Natural Energy Corporation and its subsidiary (“the Company”) at December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred substantial losses during 2005 and has a working capital deficiency and an accumulated deficit at December 31, 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PricewaterhouseCoopers LLP
Tulsa, Oklahoma
April 14, 2006

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
	$	$
ASSETS
Current assets:
Cash and cash equivalents	491	185,268
Accounts receivable – joint interest billing	427,736	625,963
Accounts receivable – oil and gas sales	555,453	375,079
Prepaid expenses and other	98,593	139,145
Oil inventory	9,004	11,283

Total current assets	1,091,277	1,336,738

Proved oil and gas properties using the full cost method, net of accumulated depletion, depreciation, amortization and impairment of $19,809,614 and $19,353,778, respectively	3,016,913	2,625,550
Unproved oil and gas properties	3,430,582	3,278,257

Equipment and other fixed assets, net of accumulated depreciation of $659,025 and $532,174	452,005	572,708

Deposits	20,000	—
Deferred expenses, net of accumulated amortization of $93,707 in 2005	—	208,887

Total assets	8,010,777	8,022,140

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	3,201,002	3,686,485
Revenues payable	4,767,006	3,273,800
Accrued interest	705,153	12,404
Insurance note payable	40,491	17,587
Notes payable (Note 7)	1,107,628	1,252,361
Note payable – related party (Note 10)	195,850	—
Asset retirement obligation (Note 6)	451,740	408,799
Taxes due on dissolution of subsidiary (Note 9)	302,870	302,870
Convertible secured debentures, net of discount of $205,169 in 2005 (Note 7)	10,825,000	10,969,831

Total current liabilities	21,596,740	19,924,137

Noncurrent notes payable (Note 7)	—	142,259
Asset retirement obligation (Note 6)	1,288,795	1,139,848
Other noncurrent liabilities	364,007	—

Total liabilities	23,249,542	21,206,244

Commitments and contingencies (Notes 9 and 12)

Stockholders’ deficit:

Common stock
Authorized – 250,000,000 shares with par value of $0.001 Issued and outstanding – 52,997,673 (2005 – 50,664,342) shares	52,997	50,664
Additional paid-in capital	20,321,226	19,973,090
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(37,922,798)	(35,471,289)
Accumulated other comprehensive income	2,309,810	2,263,431

Total stockholders’ deficit	(15,238,765)	(13,184,104)

Total liabilities and stockholders’ deficit	8,010,777	8,022,140

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Operations

	December 31, 2006	December 31, 2005
	$	$
Revenues:
Oil and gas sales	1,622,252	2,514,086
Operations income	160,900	112,676
Interest income and other income	56	39

	1,783,208	2,626,801

Expenses:
Lease operating expense	345,854	496,275
Production taxes	103,111	241,854
General and administrative	1,596,639	1,563,928
Foreign exchange loss	46,379	347,219
Interest and bank charges	1,274,130	3,110,442
Depreciation, depletion, and amortization - oil and gas properties	638,104	1,003,961
Depreciation and amortization – other assets	338,587	585,381
Gain on settlement of debt	(108,087)	—
Taxes due on dissolution of subsidiary	—	302,870
Loss on extinguishment of debt	—	1,146,674

Total expenses	4,234,717	8,798,604

Net loss	(2,451,509)	(6,171,803)

Other comprehensive income– net of tax:
Foreign exchange translation	46,379	347,219

Other comprehensive income	46,379	347,219

Comprehensive loss	(2,405,130)	(5,824,584)

Net loss per share – basic and diluted	(0.05)	(0.15)

Weighted average number of shares outstanding – basic and diluted	51,884,888	41,514,081

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Accumu-
					lated
					Other	Total
			Additional	Accumu-	compre-	stock-
	Common stock		paid-in	lated	hensive	holders’
	Shares	Amount	capital	Deficit	income	deficit
		$	$	$	$	$
Balance — December 31, 2004	35,138,219	351,382	17,435,536	(29,299,486)	1,916,212	(9,596,356)
Stock issued on conversion of debentures	1,162,790	11,628	488,372	—	—	500,000
Stock issued for professional services	2,170,000	2,170	247,830	—	—	250,000
Stock issued pursuant to private placement	12,193,333	12,193	1,450,974	—	—	1,463,167
Stock option compensation expense	—	—	54,000	—	—	54,000
Restate stock @ .001 par value	—	(326,709)	326,709	—	—	—
Costs of private placement	—	—	(35,055)	—	—	(35,055)
Costs of rights offering	—	—	4,724	—	—	4,724
Foreign exchange translation gain	—	—	—	—	347,219	347,219
Net loss (total comprehensive loss of $5,824,584)	—	—	—	(6,171,803)	—	(6,171,803)

Balance — December 31, 2005	50,664,342	50,664	19,973,090	(35,471,289)	2,263,431	(13,184,104)
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (cont.)

					Accumu-
					lated
					Other	Total
			Additional	Accumu-	compre-	stock-
	Common stock		paid-in	lated	hensive	holders’
	Shares	Amount	capital	Deficit	income	deficit
		$	$	$	$	$
Balance — December 31, 2005	50,664,342	50,664	19,973,090	(35,471,289)	2,263,431	(13,184,104)

Stock issued on conversion of debentures	2,333,331	2,333	347,667	—	—	350,000
Stock option compensation expense	—	—	469	—	—	469
Foreign exchange translation gain	—	—	—	—	46,379	46,379
Net loss (total comprehensive loss of $2,405,130)	—	—	—	(2,451,509)	—	(2,451,509)

Balance — December 31, 2006	52,997,673	52,997	20,321,226	(37,922,798)	2,309,810	(15,238,765)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows

	December 31, 2006	December 31, 2005
	$	$
Cash flows from operating activities:
Net loss	(2,451,509)	(6,171,803)
Non cash items:
Depreciation, depletion and amortization	976,691	1,589,342
Foreign exchange loss	46,379	347,219
Amortization of discount on convertible secured debentures	205,169	2,516,541
Non-cash compensation expense	469	54,000
Loss on extinguishment of debt	—	1,146,674
Changes in non-cash working capital items:
Accounts receivable	26,535	377,656
Oil inventory	597	(3,684)
Prepaid expenses	112,012	177,242
Taxes due on dissolution of subsidiary	—	302,870
Accounts payable, revenues payable and accrued liabilities	2,783,243	519,495

Net cash provided by operating activities	1,699,586	855,552

Cash flows from investing activities:
Purchase and development of oil and gas properties	(1,500,813)	(2,695,175)
Purchase of equipment and other fixed assets	(8,998)	(27,534)
Proceeds from sale of participation rights	162,500	837,500

Net cash used in investing activities	(1,347,311)	(1,885,209)

Cash flows from financing activities:
Issuance of notes payable	220,601	100,000
Payments of notes payable	(697,760)	(635,754)
Proceeds from issuance of common stock in private placement	—	1,463,167
Private placement/debenture amendment costs	—	(87,650)
Change in bank overdrafts outstanding	(59,893)	66,621
Other	—	4,724

Net cash provided (used) by financing activities	(537,052)	911,108

Effect of exchange rate changes on cash	—	—

Decrease in cash and cash equivalents	(184,777)	(118,549)

Cash and cash equivalents beginning of period	185,268	303,817

Cash and cash equivalents end of period	491	185,268

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows (continued)

	December 31, 2006	December 31, 2005
	$	$
Supplemental disclosures:

Interest paid (net of amount capitalized)	342,954	593,070

Non cash financing and investing activities:
Common stock issued for professional services provided relating to restructuring of debentures	—	250,000
Principal amount of 8% debentures converted to common stock	350,000	500,000
Accounts payable refinanced as notes payable	339,850	1,695,387
Prepaid expenses financed	166,143	215,219
Change in accounts payable resulting from the purchase and development of oil and gas properties	(350,092)	(233,482)
The accompanying notes are an integral part of these consolidated financial statements.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
1 Basis of presentation and summary of significant accounting policies
Description of company
American Natural Energy Corporation (“ANEC”) is an oil and natural gas exploration and production company engaged in the acquisition, exploration and development of oil and natural gas properties for the production of crude oil and natural gas. Our properties are located in Louisiana.
ANEC, an Oklahoma corporation, was formed by amalgamation on July 9, 1991 under the Company Act (British Columbia) and was continued under the Canada Business Corporations Act on August 1, 1991. On January 22, 2002, Gothic Resources Inc. (“Gothic”) completed a plan of arrangement under Section 192 of the Canada Business Corporations Act with ANEC which was at the time a wholly-owned subsidiary of Gothic, whereby all of the shareholders of Gothic exchanged their common shares in the capital of Gothic for common shares in the capital of ANEC, Gothic became a wholly owned subsidiary of ANEC and the former shareholders of Gothic became shareholders of ANEC The plan of arrangement became effective February 8, 2002. The shares of Gothic are no longer listed on the Toronto Venture Exchange, Inc. and in their place, the shares of ANEC are listed on that exchange, quoted and traded in U.S. dollars under the symbol ANR.U. Also on that date, the shareholders approved the reduction of the stated capital of Gothic by the amount of the accumulated deficit of $2,015,495. This transaction has been accounted for as a quasi-reorganization. Gothic may be deemed a predecessor of the Company.
Consolidation
The financial statements include the accounts of ANEC and its wholly-owned subsidiary Gothic (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.
The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which differ in certain respects from accounting principles generally accepted in Canada.
Cash and cash equivalents
Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at time of acquisition. Cash and cash equivalents are deposited with two institutions and the balances do not exceed the federally ensured limits at December 31, 2006. Balances may periodically exceed the federal depository insurance limit; however the Company has not experienced any losses on deposits.
Inventory
Oil in storage barges attributable to our revenue interest amounted to 228 and 366 barrels at December 31, 2006 and 2005, respectively. This oil was included in inventory at year end at

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
the cost to produce such oil including lease operating expenses and depletion, depreciation and amortization applicable to those barrels accounted for on a first-in, first-out basis. Inventory at December 31, 2006 and 2005 was valued at the lower of cost or market at $9,004 and $11,283, respectively.
Oil and natural gas properties
The Company follows the full cost method of accounting for oil and natural gas properties. The Company defers the costs of exploring for and developing oil and natural gas reserves until such time as proved reserves are attributed to the properties. At that time, the deferred costs are amortized on a unit-of-production basis. Such costs include land acquisition costs, geological and geophysical costs, cost of drilling wells, asset retirement costs, interest costs on major development projects and overhead charges directly related to acquisition, exploration and development activities. The average composite rate used for depletion, depreciation and amortization was $17.60 and $17.58 per equivalent bbl in 2006 and 2005, respectively.
The capitalized costs are assessed quarterly to determine whether it is likely such costs will be recovered in the future. To the extent there are costs which are unlikely to be recovered in the future, they are written off as an impairment to the carrying value of oil and gas properties. There was no impairment recorded in 2006 or 2005.
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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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
Deferred expenses
Deferred expenses, representing debenture amendment costs in 2005, are stated at cost less accumulated amortization. Amortization expense is determined using the effective interest rate method over the remaining life of the outstanding debentures which were due September 30, 2006. There were no deferred expenses as of December 31, 2006.
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
Revenue recognition
Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company’s entitled share and the overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. The Company’s policy is to expense the pro-rata share of lease operating costs from all wells as incurred.
The Company’s oil production is sold under market sensitive or spot price contracts. Oil sales to Teppco Crude Oil, L.P. (“Teppco”) of $1,525,194 and $2,458,123 in 2006 and 2005, respectively, accounted for 94% and 98% of total oil and gas sales. The Company’s natural gas sales to Transcontinental Gas Pipe Line Corporation of $97,058 and $55,963 in 2006 and

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
2005 accounted for 6% and 2% of total oil and gas sales, respectively. The Company’s accounts receivable are primarily due from exploration and production companies which own an interest in the properties the Company operates and from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company’s exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions.
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
Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of estimates are assessing the recoverability of capitalized oil and natural gas property costs, oil and gas reserve estimates, asset retirement obligations and recoverability of deferred tax assets. Actual results could differ from those estimates.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Earnings (loss) per share
Basic earnings (loss) per share are computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised and Debentures converted, unless they are anti-dilutive. Due to losses in 2006 and 2005, options and shares issuable upon conversion of the Debentures were excluded from the calculation of diluted earnings per share as they were anti-di1utive.
Comprehensive income (loss)
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as a component of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The Company had other comprehensive income of $46,379 and $347,219 for the years ended December 31, 2006 and 2005, respectively, as a result of foreign exchange translation gains. As of December 31, 2006 and 2005, accumulated other comprehensive income (loss) was comprised solely of foreign currency translation gains.
Stock-based compensation
On January 1, 2006, the Company adopted FAS 123(R), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the modified prospective application method such that FAS 123(R) applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. The Company also has equity incentive plans that provide for the issuance of stock options.
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
For the twelve months ended December 31, 2006, the Company recognized compensation costs of $469 related to stock options issued prior to January 1, 2006.  There is no unrecognized compensation costs related to stock options not yet vested as all stock options are vested at December 31, 2006.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
The fair value of stock options granted in 2005 was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

Weighted average life, in years	5.00
Risk-Free interest rate	3.60%
Expected volatility	107.3%
Expected Dividend Rate	None
The Company utilizes authorized but unissued shares when a stock option is exercised.
The following table illustrates the effect on net income and earnings per share for the twelve month period of the prior year as if the fair value based method under FAS 123R had been applied to all outstanding vested and unvested awards in that period.

Twelve
Months
Ended
December 31,
2005
$
Net loss, as reported	(6,171,803)
Add back: Total stock-based compensation expense included in net loss, net of related tax effects	54,000

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(400,656)

Pro forma net loss	(6,518,459)

Loss per share
Basic and diluted-as reported	(0.15)

Basic and diluted-pro forma	(0.16)

There was no stock option activity for the years 2006 or 2005. At December 31, 2006, there were 1,300,000 options outstanding and exercisable with a weighted average exercise price of $0.49. The weighted average remaining contractual term for these options at December 31, 2006 was 2.25 years. These options had no intrinsic value at December 31, 2006.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
New pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies several other related issues. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued in the first fiscal year beginning after September 15, 2006. The Company has determined that the adoption of SFAS No. 155 will have no material impact on its financial position, results of operations or cash flows.
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
2 Going Concern
The Company has no current borrowing capacity with any lender.  The Company has sustained substantial losses in 2006 and 2005, totalling approximately $2.5 and $6.2 million, respectively, has a working capital deficiency and an accumulated deficit at December 31, 2006 and 2005, and is in default of the payment terms of its 8% convertible secured debentures as further discussed below, all of which leads to questions concerning the ability of the Company to meet its obligations as they come due.  The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.
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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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
Management’s strategy is to obtain additional financing or participation with industry partners. Certain covenants included in the 8% convertible secured debentures limit the amount of additional indebtedness the Company can incur to $2 million. As of December 26, 2007, the Debentures have not been repaid or refinanced and are in default.  It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties, including the ExxonMobil Corp. area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability.   There can be no assurance that the Company will obtain additional financing at the time required, at rates that are favorable to the Company, or at all.  Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.
3 Joint Development Agreement
On November 25, 2002, the Company entered into a Joint Development Agreement with ExxonMobil Corp. whereby the Company gave ExxonMobil Corp. the right to participate in exploration and development on all lands it has under lease in the Bayou Couba area, up to 50% of the total interest, and the use of its 3D seismic covering those leases, in exchange for the rights to exploration and development on certain lands and leases owned by ExxonMobil Corp., up to 50% of the total interest. Each party will pay their respective share of exploration and development costs. The original agreement was supposed to terminate in 4 years and covered approximately 8,427 acres. On December 19, 2003, the Company entered into a letter agreement with ExxonMobil Corp. covering a proposed expansion of the lands covered by the agreement and an extension of the termination date of the agreement (the “Expansion Agreement”). The Expansion Agreement added a total of 2,560 acres to the lands covered by the agreement and extended the term by one year to November 2007.
On March 8, 2006, the Company agreed to participate in a 3D seismic survey being conducted by Seismic Exchange, Inc., New Orleans, Louisiana (“SEI”).  The 3D seismic survey covered the 23.5 square mile area over which the Company and its exploration and development partner, Dune Energy, Inc. presently have 3D seismic coverage as well as approximately 36.5 additional square miles. The one year exclusive license over such 60 square miles is part of a larger regional survey being conducted by SEI which includes all of the Company’s Bayou Couba project area subject to its ExxonMobil Corp. Joint Development Agreement. The new survey images more effectively formations deeper than are currently imaged by the Company’s existing 3D seismic survey.  Upon the completion of the survey and seismic interpretation, ExxonMobil Corp. and the Company have agreed to formally extend their Joint Development Agreement by two years to November 2009.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
4	Exploration and development agreement

On October 19, 2005 the Company executed the definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, Inc. (“Dune Energy”), providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres. Pursuant to the terms of the Agreement, Dune Energy agreed to pay to the Company a prospect fee in the amount of $1.0 million, of which $225,000 was paid on September 14, 2005, $225,000 was paid on September 30, 2005, $225,000 was paid on October 19, 2005, $162,500 was paid on November 30, 2005 and $162,500 was paid on January 10, 2006. These amounts reduced the Company’s unproved oil and gas properties. In the event the Company and Dune Energy elect to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy agreed to pay to the Company an additional prospect fee of $500,000. The terms of the Agreement were amended September 14, 2006 to waive the additional prospect fee in exchange for Dune paying 100% of the costs of an expanded 3D seismic survey over the Bayou Couba area.

The area of mutual interest created by the Agreement, in which the Company and Dune Energy have agreed to share all rights, title and interest owned or acquired on an equal basis, includes the Company’s Bayou Couba lease acreage of approximately 1,319 acres, the acreage covered by the Company’s development agreement with ExxonMobil Corporation (“ExxonMobil”) of approximately 11,486 acres, which are included in the 31,367 acre area, as well as any additional acreage offered to the Company or Dune Energy by ExxonMobil as the result of the acquisition of additional 3D seismic data by the parties under the terms of the Agreement. If either party acquires any interests in lands included in the area of mutual interest created by the Agreement, the acquiring party is required to notify the non-acquiring party which will have the opportunity to participate in the acquisition by paying its proportionate share of the price for such properties. On June 26, 2007 Dune Energy increased its participation to 75% of the Company’s interest under these agreements, excluding the area under the Bayou Couba lease itself where it retains a participation of 50% of the Company’s interest, with the payment of $3 million. On September 1, 2007 Dune Energy was elected successor operator under the joint development agreement and Dune Energy paid the Company an additional $500,000.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
facility and equipment and personal property. The Company’s interest in the area of mutual interest created by the Agreement is subject to the terms of other agreements to which the Company is a party.

5	Equipment and other fixed assets

The carrying value of equipment and other fixed assets as of December 31, 2006 and 2005 included the following components:

	2006	2005
	$	$
Computer and office furniture and equipment	163,060	156,912
Leasehold improvements	5,520	5,520
Barges and field equipment	734,748	734,748
Gas gathering and production facility expansion	207,702	207,702

	1,111,030	1,104,882

Less: Accumulated depreciation	(659,025)	(532,174)

	452,005	572,708

6	Asset retirement obligations

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

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for the years ended December 31, 2006 and 2005 are shown below.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

	For the years ended December 31,
	2006	2005
	$	$
Asset retirement obligations, January 1	1,548,647	1,603,064
Additions and revisions	11,303	(146,368)
Settlements and disposals	—	—
Accretion expense	180,585	91,951

Asset retirement obligations, December 31	1,740,535	1,548,647
7	Notes payable and long-term debt

Notes payable and long-term debt as of December 31, 2006 and 2005 consisted of the following:

	2006	2005
	$	$
Accounts payable refinanced as notes payable	1,007,628	1,294,620
Note payable – Officer of Company (Note 10)	195,850	—
Note payable – Citizens Bank of Oklahoma	100,000	100,000
8% Convertible secured debentures	10,825,000	11,175,000
Discount on 8% Convertible secured debentures, net of amortization of $338,095 and $132,926	—	(205,169)

Total notes payable and long-term debt	12,128,478	12,364,451

Less: Current portion	(12,128,478)	(12,222,192)

Total notes payable and long-term debt, net of current portion	—	142,259

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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
During the third quarter of 2004, the Company completed a Rights Offering. Due to the antidilution adjustment provisions contained in the Debenture Agreement, such transaction changed the conversion price of the debentures from $0.45 to $0.43 per share and as a result, changed the related Beneficial Conversion Feature by $858,000. The change in the Beneficial Conversion Feature caused the effective rate of the debentures to increase from 55% to 62%.
In June 2005, the Debentures were amended with approval by approximately 86% of the Debenture holders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with the Company pursuant to which the third party is granted the right to drill one or more wells on Company properties and commenced that drilling activity. Under the amendments at December 31, 2006, 72,166,667 shares were issuable upon full conversion of the Debentures at the reduced conversion price: however the conversion rights expired on September 29, 2006 and were not renewed. On June 23, 2005, stockholders of the Company voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock of the Company from 100 million to 250 million and adjust par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments.
The amendments to the Debentures resulted in the extinguishment of debt and recognition of a loss of $1,147,000. As a result of the extinguishment and recognition of loss, these Debentures were recorded at their fair market value on June 23, 2005 reflecting the present value of future cash flows and the option value of the underlying convertible shares.
The Company failed to meet the interest payments due on June 30, 2006 and on September 30, 2006 on its outstanding 8% Convertible Secured Debentures due September 30, 2006. The interest payment also was not made before the end of the grace period on July 10, 2006 and October 10, 2006 respectively. In addition, the Company failed to repay or redeem the Debentures by the due date of September 30, 2006. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default resulting from the Company’s failure to timely pay interest due on June 30, 2006, occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of the Company’s assets. After conversion of $350,000 of the debentures into 2,333,331 shares of common stock during 2006,  the principal amount of the Debentures outstanding at December 31, 2006 was

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
$10,825,000 and accrued and unpaid interest at that date amounts to $649,000. Subsequent to June 30, 2006 through December 26, 2007, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable and the Company remains in default under the interest and repayment terms of its Debentures.
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
On November 8, 2006, the Company entered into an agreement to finance its insurance premiums totaling $69,000. This note is subject to monthly payments, which include interest at the rate of 9.3% per annum.
On August 24, 2005, the Company entered into a note payable with Parker Drilling Company for $507,000, which included the conversion of an accounts payable balance of $486,000 due to Parker Drilling Company. Monthly payments of $25,000 which include interest at the rate of 7% per annum were to be made through June 2007. At December 31, 2006, ten payments were past due. On July 9, 2007 the Company and Parker Drilling Company entered into a settlement agreement whereby the Company paid $50,000 in full satisfaction of the outstanding note payable to Parker Drilling Company.
On September 7, 2005, the Company converted its $86,000 accounts payable balance to Eaton Oil Tools to a note payable. Beginning September 15, 2005, twelve monthly payments of $7,435 were to be made with the final payment including all interest accrued at the rate of 6.5% per annum. At December 31, 2006, two payments were past due. This note has been fully paid subsequent to year end.
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
On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum are to be made through December 2006. At December 14, 2007, nine payments were past due.
On October 4, 2006, the Company converted its $139,000 accounts payable balance to Landmark Graphics to a note payable. Beginning October 20, 2006 three monthly payments of $5,000 were made and then twelve monthly payments of $11,378 are to be made beginning

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
January 20, 2007. Payments include interest at the rate of 15% per annum. All payments are current.

8	Capital stock

Options

The Company adopted the 2001 Stock Incentive Plan during the year ended December 31, 2001. The option price shall not be less than the discounted market price, as allowed by the TSX Venture Exchange, on the grant date. The expiration date for each option shall be set by the board at the time of issue of the option and should not be more than 5 years after the grant date. The maximum number of shares which may be issued pursuant to options granted under the plan shall be 5,000,000 shares or such additional amount as may be approved from time to time by the shareholders of the Company. The number of shares issuable to any one optionee under the plan shall not exceed 5% of the total number of issued and outstanding shares on a non-diluted basis. The number of shares which may be issuable under the plan within a one year period, in aggregate shall not exceed 20% of the then outstanding options issued under such plan and to any optionee who is an insider shall not exceed 5% of the then outstanding options issued under such plan.

Stock option activity for the years ended December 31, 2006 and 2005 is as follows:

		Weighted
	Number of	Average
	Options	Exercise price
		$
Outstanding — December 31, 2004	700,000	0.58

Granted (1)	1,050,000	0.44
Expired	(150,000)	0.47

Outstanding – December 31, 2005	1,600,000	0.50

Expired	(300,000)	0.62

Outstanding – December 31, 2006	1,300,000	0.49

(1)	Includes options granted on April 22, 2004 and October 15, 2004 that were subject to the approval of the shareholders. Approval was obtained in June 2005. The fair value price of the options granted was $0.31 and $0.33 respectively.
Exercise prices of options outstanding at December 31, 2006 ranged from $0.33 to $0.68. At December 31, 2006 and 2005, 1,293,750 and 1,587,500 options have vested and are exercisable at a weighted average price of $0.49 and $0.50, respectively. The weighted average remaining contractual life of options granted at December 31, 2006 and 2005 is 27 and 37 months, respectively.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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

The Company rents office space and equipment under long-term operating leases that expire through 2009. The future minimum lease payments required under the operating leases that have initial non-cancelable lease terms in excess of one year amounted to $222,000 of which $86,000 is to be paid in 2007 and 2008, and $50,000 is to be paid in 2009.

Rent expense on all operating leases amounted to approximately $101,000 and $97,000 in 2006 and 2005, respectively.

Citizens Bank of Oklahoma, N.A. has issued an irrevocable standby letter of credit, dated January 12, 2006 and originally expiring January 12, 2007, in the amount of $125,000 drawn in favor of RLI Insurance Company securing a surety bond in favor of the Louisiana Office of Conservation for plugging and abandonment obligations which may occur as a result of drilling operations in St. Charles Parish, Louisiana. The standby letter of credit has been withdrawn and surety bond released effective with Dune Energy assuming field operations on September 1, 2007.

With respect to the acquisition of the Company’s Bayou Couba lease acreage, the Company agreed that the Class 7 creditors to the ANEC/Couba Reorganization Plan (“Plan”) would receive a contingent payable from future production of the properties in the amount of approximately $4.9 million plus interest accruing at 8% per annum commencing January 1, 2002, and would receive payment of 100% of their allowed claims out of an overriding royalty interest in the amount of 3% of the production from existing and new wells on the Bayou Couba Lease. In addition, such claims are to be paid out of a net profits interest granted to the creditors whereby such creditors are allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou Couba Lease, 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou Couba Lease and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on a 23.5 square mile area of mutual interest, excluding, however, the Bayou Couba Lease. Upon payment of their allowed claims, inclusive of interest, such royalty and net profits interests is eliminated. The Company is accounting for any contingent purchase price payments to the Class 7 creditors as additions to the full cost pool as production occurs.

The Company agreed that, after repayment to the Company of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba Lease and the 23.5 square mile area of mutual interest, including payments made by the Company to all creditors of all classes under the plan, the former holders of equity

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
securities of Couba will be entitled to a working interest in the wells in the Bayou Couba Lease equal to 25% of the working interest obtained by the Company directly from Couba at the time of confirmation and as a result of the plan of reorganization of Couba, and a 25% interest in the Company’s interest in the 23.5 square mile area of mutual interest held by the Company on the effective date of the plan

Effective January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic. In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic are being reviewed by the Canada Customs and Revenue Agency (“CRA”). While no final determination, claim or assessment has been made by CRA, the Company has accrued $302,870 as an estimate of taxes due on dissolution of Gothic relating to questions by CRA on paid up capital and imputed interest. Additional amounts which may be assessed as a result of the review by CRA are uncertain and no estimate can be made of any additional exposure by the Company at this time.

The Company is a defendant in a number of legal proceedings which management considers to be routine litigation that is incidental to its business. Management does not expect to incur any material liability as a consequence of such litigation.

10	Related party transactions

On May 4, 2006, the Company entered into a note payable with Mike Paulk, an officer of the Company, in the amount of $198,000. On August 9, 2006 Mike Paulk loaned an additional $10,000 to the Company. In November 2006, $12,000 was repaid. Interest accrues at the rate of 10% per annum.

The Company paid Mike Paulk $13,426 in interest in 2006 on the loans provided to the Company.

11	Income taxes

The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are presented below:

	2006	2005
	$	$
Deferred tax assets
Asset retirement costs	660,707	587,866
Foreign exchange loss	418,273	400,667
Acquisition, exploration and development costs and related depreciation, depletion and amortization	7,107,758	6,955,877
Contribution carryovers	3,162	3,162
Change in accounting principle	123,894	123,894
Net operating loss carryforwards	6,885,024	5,901,001

Deferred tax asset	15,198,819	13,972,468

Less: Valuation allowance	(15,198,819)	(13,972,468)

Total deferred tax asset (liability)	—	—

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The differences for the years ended December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	$	$
Federal tax benefit at statutory rate	953,170	2,149,529
State taxes, net of federal taxes	125,261	273,619
Other	122,306	157,113
Less: valuation allowance	(1,200,737)	(2,580,261)

Total provision for income taxes	—	—

As of December 31, 2006, the Company has a net operating loss carry-forward of approximately $17,179,000 which is available to reduce future taxable income, if any, through 2027. Management has determined that it is more likely than not that the benefit of the deferred tax asset will not be realized and thus has provided a 100% valuation allowance against the deferred tax asset. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carry-forward which can be utilized.

12	Subsequent Events

On June 26, 2007 Dune Energy increased its participation to 75% of the Company’s interest under these agreements, excluding the area under the Bayou Couba lease itself where it retains a participation of 50% of the Company’s interest, with the payment of $3 million. On September 1, 2007 Dune was elected successor operator under the joint development agreement and Dune paid the Company an additional $500,000.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
On May 1, 2007, the British Columbia Securities Commission issued a cease trade order restricting trading in the Company’s securities by certain of its insiders until the Company files the Annual Financial Statements and related annual filings. Effective July 25, 2007, TSX Venture Exchange suspended trading in the Company’s securities as a result of the Cease Trade Order issued by the British Columbia Securities Commission.

13	Disclosures About Oil and Gas Producing Activities

Net Capitalized Costs

The following summarizes net capitalized costs as of December 31, 2006 and 2005.

	2006	2005
	$	$
Oil and gas properties
Proved	22,826,527	21,979,328
Unproved	3,430,582	3,278,257

Total	26,257,109	25,257,585

Less accumulated depreciation, depletion and amortization and impairment	(19,809,614)	(19,353,778)

Net capitalized costs	6,447,495	5,903,807

Unproved Property Costs
The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2006. All costs represent investment in unproved property in Louisiana and will be evaluated over several years as the properties are explored. Property acquisition costs of $206,739 and $252,301 at December 31, 2006 and December 31, 2005 respectively, have been reduced by the $162,500 and $837,500 prospect fee received from Dune Energy as of December 31, 2006 and December 31, 2005 respectively. (See Note 4).

	2006	2005	Prior Years	Total
	$	$	$	$
Property acquisition costs	152,325	(585,199)	2,434,246	2,001,372
Capitalized interest		417,934	1,011,276	1,429,210

	44,239	(167,265)	3,445,522	3,430,582

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	2006	2005
	$	$
Development costs	988,221	1,206,259
Exploration costs	—	—
Acquisition costs
Proved	—	—
Unproved	—	417,934

	988,221	1,624,193

Results of Operations from Oil and Gas Producing Activities
The Company’s results of operations from oil and gas producing activities are presented below for the years 2006 and 2005. The following table includes revenues and expenses associated directly with the Company’s oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

	2006	2005
	$	$
Oil and gas sales	1,622,252	2,514,086
Operations income	160,900	112,676
Lease operating expenses	(345,854)	(496,275)
Production taxes	(103,111)	(241,854)
Depreciation, depletion and amortization	(638,104)	(1,003,961)

Results of operations from oil and gas activities, excluding corporate overhead and interest costs	696,083	884,672

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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
December 31, 2006

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	316.93	1,856.15	626.28
Extensions, discoveries and other additions	9.17	.73	9.30
Revisions of previous estimates	26.25	(455.03)	(49.59)
Production	(23.51)	(14.92)	(25.99)
Sale of reserves in place	—	—	—
Purchase of reserves in place	—	—	—

Proved reserves, end of period	328.84	1,386.93	560.00

Proved developed reserves:
Beginning of period	135.61	71.87	147.58

End of period	66.13	91.27	81.35

December 31, 2005

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	90.51	50.32	98.90
Extensions, discoveries and other additions	174.88	1,832.36	480.27
Revisions of previous estimates	100.86	(11.23)	98.98
Production	(49.32)	(15.30)	(51.87)
Sale of reserves in place	—	—	—
Purchase of reserves in place	—	—	—

Proved reserves, end of period	316.93	1,856.15	626.28

Proved developed reserves:
Beginning of period	90.51	50.32	98.90

End of period	135.61	71.87	147.58

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
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
Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2006 and December 31, 2005 were $60.00 and $60.21 per barrel for oil and $5.23 and $9.24 per mcf for natural gas, respectively. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.
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
The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS 69:

	December 31,
	2006	2005
	$	$
Future cash inflows	27,528,968	38,997,918
Future production taxes	(2,414,288)	(4,188,666)
Future development costs	(6,470,310)	(6,771,413)
Future production costs	(5,221,274)	(3,324,556)
Estimated future Net Profits payments	(538,064)	(1,856,089)
Future income tax provision	—	—

Net future cash flows	12,885,032	22,857,194
Less effect of a 10% discount factor	(5,399,242)	(5,907,753)

Standardized measure of discounted future net cash flows	7,485,790	16,949,441

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

	December 31,
	2006	2005
	$	$
Standardized measure, beginning of period	16,949,441	1,878,100
Sales of oil and gas produced, net of production costs	(703,517)	(985,026)
Changes in future development costs	1,262,207	(4,841,516)
Revisions of previous quantity estimates	(1,023,508)	2,736,072
Net change due to extensions and discoveries	191,937	13,274,614
Net change in prices and production costs	(8,912,923)	1,770,837
Change in estimated net profits payments	(1,040,960)	1,353,558
Accretion of discount	763,113	1,762,802

Standardized measure, end of period	7,485,790	16,949,441

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

Signature	Title	Date

/s/ Michael K. Paulk Michael K. Paulk	President (Principal Executive Officer) and Director	January 7, 2008
/s/ Steven P. Ensz Steven P. Ensz	Director and Principal Financial and Accounting Officer	January 7, 2008
/s/ Brian Bayley Brian Bayley	Director	January 7, 2008
/s/ John K. Campbell John K. Campbell	Director	January 7, 2008