Form 10QSB
period 2007-03-31
American Natural Energy Corp
filed 2008-01-29
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007;
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File Number 0-18596
American Natural Energy Corporation

(Exact name of small business issuer as specified in its charter)

Oklahoma	73-1605215
(State or other jurisdiction of incorporation of organization)	(I.R.S employer identification no.)
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
     As of January 23, 2008, 52,997,673 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2007	December 31, 2006
	$	$
ASSETS
Current assets:
Cash and cash equivalents	10,879	491
Accounts receivable — joint interest billing	437,934	427,736
Accounts receivable — oil and gas sales	268,932	555,453
Prepaid expenses and other	77,508	98,593
Oil inventory	6,495	9,004

Total current assets	801,748	1,091,277
Proved oil and natural gas properties, net of accumulated depletion, depreciation, amortization and impairment of $19,881,025 and $19,809,614	2,987,756	3,016,913
Unproved oil and natural gas properties	3,457,850	3,430,582
Equipment and other fixed assets, net of accumulated depreciation of $695,277 and $659,025	415,753	452,005
Deposits	20,000	20,000

Total assets	7,683,107	8,010,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	2,949,377	3,201,002
Revenue payable	4,921,087	4,767,006
Accrued interest	928,789	705,153
Insurance note payable	23,405	40,491
Notes payable (Note 4)	1,076,307	1,107,627
Note payable — related party (Note 5)	195,851	195,851
Asset retirement obligation (Note 7)	463,163	451,740
Taxes due on dissolution of subsidiary (Note 6)	302,870	302,870
Convertible secured debentures (Note 4)	10,825,000	10,825,000

Total current liabilities	21,685,849	21,596,740

Asset retirement obligation (Note 7)	1,324,080	1,288,795
Other noncurrent liabilities	364,007	364,007

Total liabilities	23,373,936	23,249,542

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock
Authorized — 250,000,000 shares with par value of $0.001 Issued — 52,997,673 shares	52,997	52,997
Additional paid-in capital	20,321,226	20,321,226
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization, stated capital was reduced by an accumulated deficit of ($2,015,495)	(38,389,528)	(37,922,798)
Accumulated other comprehensive income	2,324,476	2,309,810

Total stockholders’ deficit	(15,690,829)	(15,238,765)

Total liabilities and stockholders’ deficit	7,683,107	8,010,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month periods ended March 31, 2007 and March 31, 2006

	2007	2006
	$	$

Revenues:
Oil and gas sales	295,279	549,815
Operations income	45,110	37,085
Interest and other income	—	11

	340,389	586,911

Expenses:
Lease operating expense	62,664	108,931
Production taxes	20,706	36,981
General and administrative	311,686	531,835
Foreign exchange (gain) loss	14,666	(15,293)

Interest and financing costs	242,794	319,739
Depreciation, depletion and amortization — oil and gas properties	118,351	238,511
Depreciation and amortization — other assets	36,252	77,180

Total expenses	807,119	1,297,884

Net loss	(466,730)	(710,973)

Other comprehensive income (loss) — net of tax:
Foreign exchange translation	14,666	(15,293)

Other comprehensive income (loss)	14,666	(15,293)

Comprehensive loss	(452,064)	(726,266)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of shares outstanding
Basic	52,997,673	50,664,342

Diluted	52,997,673	50,664,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month periods ended March 31, 2007 and March 31, 2006

	2007	2006
	$	$
Cash flows from operating activities:
Net loss	(466,730)	(710,973)
Non cash items:
Depreciation, depletion and amortization	154,603	315,691
Foreign exchange gain	14,666	(15,293)
Amortization of discount on convertible secured debentures	—	66,601

Changes in working capital items:
Accounts receivables	276,182	476,589
Oil inventory	2,275	(52)
Prepaid expenses	21,226	59,910
Accounts payable, revenue payable and accrued liabilities	85,935	375,424

Net cash provided by operating activities	88,157	567,897

Cash flows from investing activities:
Purchase and development of oil and gas properties	(22,635)	(613,546)
Purchase of equipment and other fixed assets	—	(5,743)
Proceeds from sale of participation rights	—	162,500

Net cash used in investing activities	(22,635)	(456,789)

Cash flows from financing activities:
Payment of notes payable	(48,406)	(218,380)
Private placement costs		(20,000)
Change in bank overdrafts outstanding	(6,728)	(56,745)

Cash used in financing activities	(55,134)	(295,125)

Decrease in cash and cash equivalents	10,388	(184,017)

Cash beginning of period	491	185,268

Cash end of period	10,879	1,251

Supplemental disclosures:

Interest paid	9,572	246,580

Non cash financing and investing activities:
Change in accounts payable resulting from the purchase and development of oil and gas properties	(46,887)	458,378
The accompanying notes are an integral part of these condensed consolidated financial statements

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007 and 2006

1   Significant accounting policies
The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. The unaudited condensed consolidated financial statements for the three-month period ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.
In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2007 are not indicative of the results that may be expected for the full year ending December 31, 2007.
Stock-based compensation
As discussed below in Note 8, the Company has a stock-based compensation plan, and effective January 1, 2006, accounts for stock options granted to employees under this plan in accordance with the provisions of Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the grantee’s requisite service period (generally the vesting period of the equity grant). Prior to this, the Company accounted for its share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The company elected to adopt the modified-prospective transition method as provided under SFAS 123R and, accordingly, results for prior periods have not been restated.
Income tax expense
SFAS 109, Accounting for Income Taxes, requires that the Company record a valuation allowance when it is more likely than not that a portion or all of its deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2006 and March 31, 2007, the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax rate to be zero.
Interest and financing costs
Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003. Interest cost on the Debentures includes interest expense at the stated rate and the accretion of a discount, which is

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007 and 2006

determined using the effective interest method. The bond discount was fully accreted at the maturity date of September 30, 2006. Discount accretion during the three months ended March 31, 2006 was $67,000.
A portion of interest cost consisting of all interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on the outstanding borrowings. No interest was capitalized during the three months ended March 31, 2007 and March 31, 2006.
New pronouncements
In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards,No. 159, The Fair Value Option for Financial Assets and Financial Liabilities(“SFAS No. 159”) . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial position, results of operations or cash flows.
2   Earnings (loss) per share
Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless they are anti-dilutive
3   Going Concern, Liquidity and Capital Resources
The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company’s debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of January 21, 2008 and are in default. As of March 31, 2007, interest in the

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007 and 2006

amount of $866,000 on the debentures had accrued and was unpaid when due. The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses during the three months ended March 31, 2007 and during the year ended December 31, 2006, totaling approximately $467,000 and $2.5 million, respectively, and has a working capital deficiency and an accumulated deficit at March 31, 2007 which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities. These matters raise substantial doubt about the Company’s ability to continue as a going concern.
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
Management’s strategy has been to obtain additional financing or industry partners. Certain covenants included in the 8% convertible secured debentures in the amount of $10,825,000 which were due September 30, 2006, limit the amount of additional indebtedness the Company can incur to $2 million. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures or to enter into another transaction in order to maximize shareholder value. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties, including the ExxonMobil area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.
4   Notes Payable and Long Term Debt
8% Convertible secured debentures
On October 21, 2003 and October 31, 2003, the Company completed financing transactions of $11.695 million and $305,000, respectively, by issuing the Debentures. The Debentures are collateralized by substantially all of the Company’s assets and have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions. The Debentures were originally repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. The outstanding principal of the Debentures was originally convertible by the holders into common shares of the Company at any time prior to maturity at a conversion price of $0.45 per share, subject to antidilution adjustment,
During the third quarter of 2004, the Company completed a Rights Offering. Due to the antidilution adjustment provisions contained in the Debenture Agreement, such transaction resulted in a reduction of the conversion price of the debentures from $0.45 to $0.43 per share and as a result changed the related Beneficial Conversion Feature by $858,000. The change in the Beneficial Conversion Feature caused the effective rate of the debentures to increase from 55% to 62%.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007 and 2006

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
The amendments to the Debentures resulted in the extinguishment of debt and recognition of a loss during fiscal year 2005 of $1,147,000. As a result of the extinguishment and recognition of loss, these Debentures were recorded at their fair market value on June 23, 2005 reflecting the present value of future cash flows and the option value of the underlying convertible shares.
Since June 30, 2006, the Company has not made any interest payments due under the Debenture agreement. In addition, the Company failed to repay or redeem the Debentures by the due date of September 30, 2006. Pursuant to the Indenture governing the Debentures, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures, which are collateralized by substantially all of the Company’s assets. At March 31, 2007, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $866,000. As of January 21, 2008, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.
The conversion rights expired on September 29, 2006 and were not renewed.
On December 22, 2006, Dune Energy acquired $3.0 million principal amount of the Company’s Debentures held by TransAtlantic Petroleum. In January and February, 2007, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures, bringing Dune Energy’s total holdings of the Company’s Debentures outstanding to $7,895,000 principal amount as of January 21, 2008.
Notes payable
On February 2, 2005, the Company entered into a $100,000 unsecured short-term note with a NYP floating interest rate with Citizens Bank of Oklahoma. The note and interest were paid in full on July 6, 2007.
On August 24, 2005, the Company entered into a note payable with Parker Drilling Company for $507,000, which included the conversion of an accounts payable balance of $486,000 due to Parker Drilling Company. Monthly payments of $25,000 which include interest at the rate of 7% per annum are to be made through June 2007. At March 31, 2007, 13 payments were past due. On July 9, 2007 the Company and Parker Drilling Company entered into a settlement agreement whereby the Company paid $50,000 in full satisfaction of the outstanding note payable to Parker Drilling Company.
On November 16, 2005, the Company agreed to convert its $420,000 accounts payable balance to Ambar Drilling Fluids to a note payable. Beginning November 16, 2005, interest is accrued at 4% per annum. The

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007 and 2006

payment of principal balance and interest was due on or before May 16, 2006. On July 17, 2007 the Company and Ambar Drilling Fluids entered into a settlement agreement whereby the Company paid $112,000 in full satisfaction of the outstanding note payable to Ambar Drilling Fluids.
On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum are to be made through December 2006. At March 31, 2007, nine payments were past due.
On October 4, 2006, the Company converted its $139,000 accounts payable balance to Landmark Graphics to a note payable. Beginning October 20, 2006 three monthly payments of $5,000 were made and then twelve monthly payments of $11,378 are to be made beginning January 20, 2007. Payments include interest at the rate of 15% per annum. At March 31, 2007, one payment was past due.
5   Note payable — related party
On May 4, 2006, the Company entered into a note payable with Mike Paulk, an officer of the Company, in the amount of $198,000. On August 9, 2006 Mike Paulk loaned an additional $10,000 to the Company. In November 2006, $12,000 was repaid. Interest accrues at the rate of 10% per annum.
6   Commitments and contingencies
Citizens Bank of Oklahoma, N.A. issued an irrevocable standby letter of credit, dated January 12, 2007 in the amount of $125,000 drawn in favor of RLI Insurance Company securing a surety bond in favor of the Louisiana Office of Conservation for plugging and abandonment obligations which may occur as a result of drilling operations in St. Charles Parish, Louisiana. The standby letter of credit was withdrawn and the surety bond released effective with Dune Energy assuming field operations on September 1, 2007.
With respect to the acquisition of the Company’s Bayou Couba lease acreage, the Company agreed that the Class 7 creditors to the ANEC/Couba Reorganization Plan (“Plan”) would receive a contingent payable from future production of the properties in the amount of approximately $4.9 million. The contingent payable is in the form of a net profits interest (“NPI”). The amount of the NPI, which ranges from 6% to 50%, depends on whether the well existed as of the effective date of the Plan or, if not, where within the acreage the well was drilled. The Company is entitled to recover all capital and operating costs prior to the NPI becoming payable. At a minimum, the Class 7 creditors are to receive an overriding royalty interest that is in payment of the contingent payable. The Company is accounting for any contingent purchase price payments to the Class 7 creditors as additions to the full cost pool as production occurs.
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
March 31, 2007 and 2006

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
7   Asset retirement obligations
Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets.
SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation, which for the Company consists of the cost of plugging and abandonment of oil and gas properties, is capitalized as part of the carrying amount of the asset at its discounted fair value. The liability is then accreted each period until the liability is settled or the asset is sold, at which time the liability is reversed.
The components of the change in the Company’s asset retirement obligations for the period ended March 31, 2007 are shown below.

Asset retirement obligations, January 1	1,740,535
Additions and revisions	—
Settlements and disposals	—
Accretion expense	46,708

Asset retirement obligations, March 31, 2007	1,787,243
8   Stock-based compensation
On January 1, 2006, the Company adopted FAS 123(R), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the modified prospective application method such that FAS 123(R) applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. The Company has equity incentive plans that provide for the issuance of stock options. These plans are discussed more fully in the Company’s Form 10-KSB for the year ended December 31, 2006. All options expire five years from the date of grant. Generally, stock

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007 and 2006

options granted to employees and directors vest ratably over two years from the grant date. The Company recognizes stock-based compensation expense over the vesting period of the individual grants.
For the year ended December 31, 2006, the Company recognized compensation costs of $469 related to stock options issued prior to January 1, 2006. There is no unrecognized compensation costs related to stock options not yet vested as all stock options are vested at March 31, 2007.
No new stock options have been granted subsequent to January 1, 2006. At March 31, 2007 there were 1,250,000 options outstanding and exercisable with a weighted average exercise price of $0.50. The weighted average remaining contractual term for these options at March 31, 2007 was 2 years. These options had no intrinsic value at March 31, 2007.
9   Subsequent events
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
On May 1, 2007, the British Columbia Securities Commission issued a cease trade order restricting trading in the Company’s securities by certain of its insiders until the Company files the Annual Financial Statements and related annual filings. Effective July 25, 2007 TSX Venture Exchange suspended trading in the Company’s securities as a result of the Cease Trade Order issued by the British Columbia Securities Commission.

Item 2.   Management’s Discussion and Analysis or Plan of Operation
General
     We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. Our debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of January 21, 2008 and are in default. As of March 31, 2007, interest in the amount of $866,000 on the debentures had accrued and was unpaid when due. We have no current borrowing capacity with any lender. We have sustained substantial losses during the three months ended March 31, 2007 and during the year ended December 31, 2006, totaling approximately $467,000 and $2.5 million, respectively, and we have a working capital deficiency and an accumulated deficit at March 31, 2007 which leads to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.
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
     The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2006 includes an explanatory paragraph which states that we have sustained substantial losses in 2006 and 2005 and have a working capital deficiency and an accumulated deficit at December 31, 2006, that raise substantial doubt about our ability to continue as a going concern.
     As described above, we failed to repay the principal on our outstanding 8% Convertible Secured Debentures at their maturity on September 30, 2006 and also failed to meet any of the interest payments due quarterly from June 30, 2006 through January 21, 2008. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default has occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures, which are collateralized by substantially all of our assets.

     A Comparison of Operating Results For The Three Months Ended March 31, 2007 and March 31, 2006
     We incurred a net loss of $467,000 during the three months ended March 31, 2007 compared to a net loss of $711,000 for the three months ended March 31, 2006. During the three months ended March 31, 2007, our revenues were comprised of oil and gas sales and operations income totaling $340,000 compared with oil and gas sales and operations income of $587,000 during the same period of 2006. Our oil and gas sales and operations income for the three months ended March 31, 2007 were lower as a result of decreased production and decreased oil and gas prices. Our net average daily production for the three month period ended March 31, 2007 decreased by 41% over the same period of the prior year, from 488 (100 net) barrels of oil equivalent per day to 308 (59 net) barrels of oil equivalent per day. Oil and gas sales were also impacted by lower average realized prices, which decreased by 9%, from an average of $61.21 per barrel of oil equivalent for the three months ended March 31, 2006 to $55.81 per barrel of oil equivalent for the three months ended March 31, 2007. Production from our existing wells is subject to fluctuation based which zones of wells are in production. Declines in our production were also the consequence of our shortage of capital and the limitations placed on our capital expenditures required to enhance and increase production from new and existing wells.
     Our total expenses were $807,000 for the three months ended March 31, 2007 compared to $1,298,000 for the three months ended March 31, 2006. Our general and administrative expenses were $312,000 and $532,000 for the three months ended March 31, 2007 and 2006 respectively. The decrease was primarily due to reduced fees for professional services.
     Interest and financing costs decreased from $320,000 for the three months ended March 31, 2006 to $243,000 for the three months ended March 31, 2007. While debt outstanding was slightly higher at March 31, 2007 compared to the same period for 2006, interest expense decreased in the 2007 period due to the lack of amortization of financing costs related to amending our debentures as these costs were fully amortized by September 2006.
     Lease operating expenses of $63,000, production taxes of $21,000 and depletion, depreciation and amortization of $155,000 during the three months ended March 31, 2007 changed from $109,000, $37,000, and $316,000, respectively, during the three months ended March 31, 2006. Lease operating expenses were lower due to a decrease in production and well maintenance. Production taxes decreased as a result of lower production. The decrease in depletion, depreciation and amortization is due to lower production in the first three months of 2007 compared to the same period of 2006 which results in lower depletion.
     During the three months ended March 31, 2007, we had a foreign exchange loss of $15,000, compared to a $15,000 foreign exchange gain for the three months ended March 31, 2006. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is repayable in Canadian dollars. The foreign exchange loss was caused by the weakening of the US dollar against the Canadian dollar.

Liquidity and Capital Resources
General
     A decline in production from our drilling program has decreased revenues during the year ended December 31, 2006 and the first three months of 2007. To date, our production has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private and public debt and equity transactions and through an increase in vendor payables and note payables. At March 31, 2007, we do not have any available borrowing capacity and have negative working capital of approximately $20.9 million. Our current liabilities include $10.8 million of convertible secured debentures originally due on September 30, 2006, but which remain unpaid and outstanding as of January 21, 2008.
     We have substantial needs for funds to develop our oil and gas prospects and opportunities identified in the AMI we share with ExxonMobil Corp. Any capital expenditures we currently intend to make will be funded from our available cash flows. To the extent additional funds are required to fully exploit and develop our unproved properties and the ExxonMobil Corp. AMI, it is management’s plan to seek to raise additional capital through the private or public sale of our equity securities, borrowings, or the sale of interests in our drilling activities or other alternative strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
A Comparison of Cash Flow For The Three Months Ended March 31, 2007 and March 31, 2006
     Our net cash provided by operating activities was $88,000 for the three months ended March 31, 2007 as compared to net cash provided by operating activities of $568,000 for the three months ended March 31, 2006, a decrease of $480,000. The increased net cash provided by operating activities for the quarter ended March 31, 2006 was primarily due to positive changes in accounts receivable and accounts payable resulting from the purchase and development of oil and gas properties in prior periods. Changes in working capital items had the effect of increasing cash flows from operating activities by $386,000 and $912,000 during the three months ended March 31, 2007 and 2006, respectively, because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.
     We used $23,000 of cash in investing activities during the three months ended March 31, 2007 for the purchase and development of oil and gas properties, compared to net cash used of $457,000 in 2006. The 2006 cash used in investing activities includes $614,000 for the purchase and development of oil and gas properties and $6,000 for the purchase of fixed assets. Additionally in the first quarter of 2006, we had proceeds from the sale of participation rights of $163,000. The expenditures in 2006 are primarily the result of the development of oil and gas properties acquired in prior periods.

     We used $55,000 of net cash in financing activities for the three months ended March 31, 2007 compared to $295,000 of net cash used in financing activities for the same period in 2006. For the three months ended March 31, 2007 and 2006, net cash outflows from financing activities was primarily a result of note payments.
     We have no other commitments to expend additional funds for drilling activities for the rest of 2007.
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
     In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of common stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity. The conversion rights expired on September 29, 2006 and were not renewed. On June 23, 2005, our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue from 100 million shares to 250 million shares and reduced the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments. As of January 21, 2008, the Debentures have not been repaid or refinanced and are in default.
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
     On December 22, 2006, Dune Energy Inc. ( “Dune Energy”) acquired $3.0 million principal amount of our 8% Convertible Subordinated Debentures held by TransAtlantic. During the first quarter of 2007, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures bringing Dune Energy’s total holdings of our Debentures outstanding to $7,895,000 principal amount as of January 21, 2008.
     In connection with the Debenture financing and under the terms of the transaction, two persons were designated to serve as Directors of our company. Pursuant to these terms, Mr. Jules Poscente, Chairman and Director of Eurogas Corp. of Calgary, Alberta and Gerry Curtis of Bermuda were elected to our Board of Directors. Mr. Poscente resigned November 28, 2006, and Mr. Curtis died March 24, 2006. Successor directors have not been named.
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
     In September 2005, we entered into a Participation Agreement with Dune Energy. Pursuant to the Agreement, Dune Energy acquired certain exploration and development rights in our ExxonMobil Corp. joint development agreement. The agreement also creates an area of mutual interest in the ExxonMobil Corp. lands as well as certain additional lands including the Bayou Couba Lease lands. A prospect fee of $1.0 million was paid under the terms of the agreement. The agreement provides Dune Energy with the right to participate in 50% of our development rights in the Bayou Couba lease. Dune Energy also has the right to participate in the exploration rights in the ExxonMobil Corp. acreage, which it received in exchange for the commitment to pay an additional $500,000. The $500,000 was waived as a result of the March 8, 2006 seismic agreement whereby Dune Energy agreed to pay 100% of the costs of an expanded 3D seismic survey over the Bayou Couba area. On June 26, 2007 Dune Energy increased its participation to 75% of our interest under these agreements, excluding the area under the Bayou Couba lease itself where it retains a participation of 50% of our interest, with the payment of $3 million. On September 1, 2007 Dune Energy was elected successor operator under the joint development agreement and Dune Energy paid the Company an additional $500,000. Each party will pay their respective share of drilling, completion and operations costs.
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
     During the years ended December 31, 2005 and December 31, 2006, we converted an aggregate of approximately $2.1 million of accounts payable and other current obligations into notes payable. At March 31, 2007, $976,000 principal amount of such notes were outstanding of which $802,000 is past due and $174,000 is due on various dates through December 2007.
Future Capital Requirements and Resources
     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. At March 31, 2007, we do not have any available borrowing capacity under existing credit facilities and our current assets are $802,000 compared with current liabilities of $21.7 million. Our current liabilities include approximately $10.8 million of secured indebtedness which were due in September 2006. As of January 21, 2008, this secured indebtedness has not been repaid or refinanced and is in default. Also included in current liabilities are accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $10.9 million. In June 2007 and September 2007, we received $3 million and $500,000, respectively from Dune Energy related to their increased participation and election as successor operator under the joint development agreement and these funds have been used to reduce outstanding obligations; however, we still have substantial needs for funds to pay our outstanding payables and debt during 2007. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. We expect any capital expenditures for drilling purposes will be funded from the sale of drilling participations and equity capital. It is management’s plan to raise additional capital through the sale of interests in our drilling activities or other strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
     We have no commitments for additional capital to fund drilling activities during 2007. Any capital expenditures will be funded from monies raised through industry participations, or, if available, borrowings or equity capital. We currently have no borrowing capacity with any lender and no firm commitment from any potential investors and such additional capital may not be available to us in the future.
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
     New Accounting Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies several other related issues. The provisions of SFAS No. 155 are effective for all financial instruments acquired or issued in the first fiscal year beginning after September 15, 2006. The implementation of SFAS No. 155 did not have a material impact on our financial position, results of operations or cash flows.
     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The implementation of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities(“SFAS No. 159”) . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.
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
•	our ability to repay or extend the maturity of our Debentures which were due in September 2006 and as of January 21, 2008 are in default,

•	our ability to raise capital and fund our oil and gas well drilling and development plans,

•	our ability to fund the repayment of our current liabilities,

•	our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets or enter into a restructuring or refinancing transaction relating to our outstanding debentures and the terms of such a transaction and the price we are able to realize in such a transaction, and

•	the likelihood that the Trustee under our outstanding Debentures or the requisite holders of principal amount of Debentures will demand immediate payment of the Debentures and seek to foreclose on our assets as a consequence of our existing default in the payment of interest and redemption of the Debentures which were due on September 30, 2006 and remain in default as of January 21, 2008.
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
     Readers are cautioned that the risk factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2006 and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2007 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.
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
Changes in Internal Controls
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31,

2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 3.   Defaults Upon Senior Securities.
     We failed to meet the interest payments due quarterly since June 30, 2006 on our outstanding 8% Convertible Secured Debentures due September 30, 2006. In addition, we failed to repay or redeem the Debentures by the due date of September 30, 2006. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture has occurred and is continuing at the time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of our assets. At March 31, 2007, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $866,000. Subsequent to January 21, 2008, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.
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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: January 23, 2008	/S/ Michael K. Paulk

Michael K. Paulk President and Chief Executive Officer

/S/ Steven P. Ensz

Steven P. Ensz Principal Financial and Accounting Officer