Form 10QSB
period 2007-06-30
American Natural Energy Corp
filed 2008-02-29
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2007;
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
     As of February 22, 2008, 52,997,673 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2007	December 31, 2006
	$	$

ASSETS
Current assets:
Cash and cash equivalents	392	491
Accounts receivable — joint interest billing	290,141	427,736
Accounts receivable — oil and gas sales	190,157	555,453
Accounts receivable — other	2,452,118	1,087
Prepaid expenses	56,554	97,506
Oil inventory	7,522	9,004

Total current assets	2,996,884	1,091,277

Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $19,969,650 and $19,809,614	2,939,339	3,016,913
Unproved oil and natural gas properties	476,265	3,430,582
Equipment and other fixed assets, net of accumulated depreciation of $730,845 and $659,025	380,185	452,005
Deposits	20,000	20,000

Total assets	6,812,673	8,010,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	3,178,251	3,201,002
Revenue payable	4,099,589	4,767,006
Accrued interest	1,149,394	705,153
Insurance note payable	5,919	40,491
Notes payable (Note 4)	1,034,151	1,107,627
Note payable — related party (Note 5)	195,851	195,851
Asset retirement obligation (Note 8)	474,874	451,740
Taxes due on dissolution of subsidiary (Note 7)	302,870	302,870
Convertible secured debentures (Note 4)	10,825,000	10,825,000

Total current liabilities	21,265,899	21,596,740

Asset retirement obligation (Note 8)	1,360,338	1,288,795
Other noncurrent liabilities	384,445	364,007

Total liabilities	23,010,682	23,249,542

Commitments and contingencies (Note 7)

Stockholders’ equity:

Common stock
Authorized — 250,000,000 shares with par value of $0.001
Issued and outstanding — 52,997,673 shares	52,997	52,997
Additional paid-in capital	20,321,226	20,321,226
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(39,838,210)	(37,922,798)
Accumulated other comprehensive income	3,265,978	2,309,810

Total stockholders’ deficit	(16,198,009)	(15,238,765)

Total liabilities and stockholders’ deficit	6,812,673	8,010,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month and six-month periods ended June 30, 2007 and June 30, 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	$	$	$	$
Revenues:
Oil and gas sales	289,975	378,845	585,254	928,660
Operations income	47,349	36,911	92,459	73,996
Interest and other income	1,166	—	1,166	11

	338,490	415,756	678,879	1,002,667

Expenses:
Lease operating expense	54,030	87,826	116,694	196,757
Production taxes	23,521	24,859	44,227	61,840
General and administrative	289,116	379,023	600,802	910,858
Foreign exchange loss	941,502	455,270	956,168	439,977
Interest and financing costs	306,923	318,832	549,717	638,571
Depletion, depreciation and amortization — oil and gas properties	136,513	141,565	254,864	380,076
Depreciation and amortization — other assets	35,567	107,921	71,819	185,101

Total expenses	1,787,172	1,515,296	2,594,291	2,813,180

Net loss	(1,448,682)	(1,099,540)	(1,915,412)	(1,810,513)

Other comprehensive income— net of tax:
Foreign exchange translation	941,502	455,270	956,168	439,977

Other comprehensive income (loss)	941,502	455,270	956,168	439,977

Comprehensive loss	(507,180)	(644,270)	(959,244)	(1,370,536)

Basic and diluted loss per share	(0.01)	(0.02)	(0.02)	(0.04)

Weighted average number of shares outstanding
Basic	52,997,673	51,450,055	52,997,673	51,059,369

Diluted	52,997,673	51,450,055	52,997,673	51,059,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six-month periods ended June 30, 2007 and June 30, 2006

	2007	2006
	$	$

Cash flows from operating activities:
Net loss	(1,915,412)	(1,810,513)
Non cash items:
Depreciation, depletion and amortization	326,683	565,177
Amortization of discount on convertible secured debentures	—	135,672
Foreign exchange loss	956,168	439,977
Non cash compensation expense	—	469
Changes in working capital items:
Accounts receivable	498,279	111,689
Oil inventory	1,330	2,024
Prepaid expenses	40,952	71,034
Accounts payable, accrued liabilities and interest	613,913	919,604

Net cash provided by operating activities	521,913	435,133

Cash flows from investing activities:
Purchase and development of oil and gas properties	(184,337)	(628,320)
Purchase of fixed assets	—	(8,998)
Proceeds from sale of participation rights	—	162,500

Net cash used in investing activities	(184,337)	(474,818)

Cash flows from financing activities:
Issuance of notes payable	—	197,851
Payment of notes payable	(108,048)	(265,284)
Private placement/debenture amendment costs	—	—
Change in bank overdrafts outstanding	(229,627)	(66,621)

Cash used by financing activities	(337,675)	(134,054)

Increase (decrease) in cash and cash equivalents	(99)	(173,739)

Cash beginning of period	491	185,268

Cash end of period	392	11,529

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the six-month periods ended June 30, 2007 and June 30, 2006

	2007	2006
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	88,707	254,194

Non cash investing and financing activities:
Principal amount of 8% debentures converted to common stock	—	150,000
Prepaid expenses financed	—	114,480
Accounts payable refinanced with notes payable	—	213,780
Change in accounts receivable and unproved properties resulting from sale of participation right	3,000,000	—
Change in accounts payable resulting from the purchase of oil and gas properties	56,192	(396,519)
Change in accounts payable resulting from direct payment of obligation by third party	553,581	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007 and 2006

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. The unaudited condensed consolidated financial statements for the six-month period ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2007 are not indicative of the results that may be expected for the full year ending December 31, 2007.

Stock-based compensation

As discussed below in Note 9, the Company has a stock-based compensation plan, and effective January 1, 2006, accounts for stock options granted to employees under this plan in accordance with the provisions of Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the grantee’s requisite service period (generally the vesting period of the equity grant). Prior to this, the Company accounted for its share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations and the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company elected to adopt the modified-prospective transition method as provided under SFAS 123R and, accordingly, results for prior periods have not been restated.

Income tax expense

SFAS 109, Accounting for Income Taxes, requires that the Company record a valuation allowance when it is more likely than not that a portion or all of its deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2006 and June 30, 2007, the Company concluded that it

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007 and 2006

is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003. Interest cost on the Debentures includes interest expense at the stated rate and the accretion of a discount, which is determined using the effective interest method. The bond discount was fully accreted at the maturity date of September 30, 2006. Discount accretion during the three and six months ended June 30, 2006 was $69,000 and $136,000 respectively.

A portion of interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on outstanding borrowings. No interest was capitalized during the six months ended June 30, 2007 and June 30, 2006.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“ SFAS No. 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact, if any, the adoption of SFAS 159 will have on its financial position, results of operations or cash flows.

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
June 30, 2007 and 2006

denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless they are anti-dilutive.

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company’s debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of February 22, 2008 and are in default. As of June 30, 2007, interest in the amount of $1,082,000 on the debentures had accrued and was unpaid when due. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $1,915,000 for the six months ended June 30, 2007. The Company has sustained substantial losses during the year ended December 31, 2006, totaling approximately $2.5 million and has a working capital deficiency and an accumulated deficit at June 30, 2007 which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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
June 30, 2007 and 2006

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

Since June 30, 2006, the Company has not made any interest payments due under the Debenture agreement. In addition, the Company failed to repay or redeem the Debentures by the due date of September 30, 2006. Pursuant to the Indenture governing the Debentures, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures, which are collateralized by substantially all of the Company’s assets. At June 30, 2007, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $1,082,000. As of February 22, 2008, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007 and 2006

The conversion rights expired on September 29, 2006 and were not renewed.

On December 22, 2006, Dune Energy acquired $3.0 million principal amount of the Company’s Debentures held by TransAtlantic Petroleum. In January and February, 2007, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures bringing Dune Energy’s total holdings of the Company’s Debentures outstanding to $7,895,000 principal amount as of February 22, 2008.

Notes payable

On February 2, 2005, the Company entered into a $100,000 unsecured short-term note with a NYP floating interest rate with Citizens Bank of Oklahoma. The note and interest were paid in full on July 6, 2007.

On August 24, 2005, the Company entered into a note payable with Parker Drilling Company for $507,000, which included the conversion of an accounts payable balance of $486,000 due to Parker Drilling Company. Monthly payments of $25,000 which include interest at the rate of 7% per annum are to be made through June 2007. At June 30, 2007, 16 payments were past due. On July 9, 2007 the Company and Parker Drilling Company entered into a settlement agreement whereby the Company paid $50,000 in full satisfaction of the outstanding note payable to Parker Drilling Company.

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

On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum are to be made through December 2006. At June 30, 2007, nine payments were past due.

On October 4, 2006, the Company converted its $139,000 accounts payable balance to Landmark Graphics to a note payable. Beginning October 20, 2006 three monthly payments of $5,000 were made and then twelve monthly payments of $11,378 are to be made beginning January 20, 2007. Payments include interest at the rate of 15% per annum.

5	Note payable — related party

On May 4, 2006, the Company entered into a note payable with Mike Paulk, an officer of the Company, in the amount of $198,000. On August 9, 2006 Mike Paulk loaned an additional $10,000 to the Company. In November 2006, $12,000 was repaid. Interest will accrue at the rate of 10% per annum.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007 and 2006

6	Oil and gas properties

On October 19, 2005 the Company executed the definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, Inc. (“Dune Energy”), that provided for the creation of an area of mutual interest covering an area of approximately 31,367 acres in which the Company and Dune Energy agreed to share all rights, title and interest owned (excluding all existing wells and wellbores, whether or not producing, which were owned by the Company on the date of the agreement) or acquired on an equal basis. The area of mutual interest created by the Agreement includes the acreage covered by the Company’s Joint Development Agreement, as amended, with ExxonMobil Corporation that was originally executed in November 2002. On June 26, 2007 Dune Energy agreed to increase its participation to 75% of the Company’s interests under these agreements, excluding the area under the Bayou Couba lease itself, where Dune Energy retains a participation of 50% of the Company’s interest, in return for a payment of $3 million to the Company, which was received by the Company in July 2007. All of the proceeds reduced the Company’s unproved oil and gas properties during the period ended June 30, 2007.

7	Commitments and contingencies

Citizens Bank of Oklahoma, N.A. has issued an irrevocable standby letter of credit, dated January 12, 2007 and expiring July 12, 2007 in the amount of $125,000 drawn in favor of RLI Insurance Company securing a surety bond in favor of the Louisiana Office of Conservation for plugging and abandonment obligations which may occur as a result of drilling operations in St. Charles Parish, Louisiana. The standby letter of credit was withdrawn and the surety bond released effective with Dune Energy assuming field operations on September 1, 2007.

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
June 30, 2007 and 2006

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

8	Asset retirement obligations

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

The components of the change in the Company’s asset retirement obligations for the period ended June 30, 2007 are shown below.

Asset retirement obligations, January 1	1,740,535
Additions and revisions
Settlements and disposals	—
Accretion expense	94,677

Asset retirement obligations, June 30, 2007	1,835,212

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007 and 2006

9	Stock-based compensation

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

For the year ended December 31, 2006, the Company recognized compensation costs of $469 related to stock options issued prior to January 1, 2006. There is no unrecognized compensation costs related to stock options not yet vested as all stock options are vested at June 30, 2007.

No new stock options have been granted subsequent to January 1, 2006. At June 30, 2007 there were 1,250,000 options outstanding and exercisable with a weighted average exercise price of $0.50. The weighted average remaining contractual term for these options at June 30, 2007 was 1.75 years. These options had no intrinsic value at June 30, 2007.

10	Subsequent events

On September 1, 2007 Dune Energy was elected successor operator under the joint development agreement and paid the Company $500,000.

On January 29, 2008, the Company entered into a settlement with Canary Wellhead Equipment whereby the Company settled outstanding invoices and costs of $49,000 with a one time payment of $10,000. The entire amount was unpaid at June 30, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation
General
     We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. Our debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of February 22, 2008 and are in default. As of June 30, 2007, interest in the amount of $1,082,000 on the debentures had accrued and was unpaid when due. We have no current borrowing capacity with any lender. We have incurred a net loss of $1,915,412 for the six months ended June 30, 2007. We have sustained substantial losses during the year ended December 31, 2006, totaling approximately $2.5 million, and we have a working capital deficiency and an accumulated deficit at June 30, 2007 which leads to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.
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
     As described above, we failed to repay the principal on our outstanding 8% Convertible Secured Debentures at their maturity on September 30, 2006 and also failed to meet any of the interest payments due quarterly from June 30, 2006 through February 22, 2008. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default has occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures, which are collateralized by substantially all of our assets.
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
     A Comparison of Operating Results For The Six Months Ended June 30, 2007 and June 30, 2006
     We incurred a net loss of $1,915,000 during the six months ended June 30, 2007 compared to a net loss of $1.8 million for the six months ended June 30, 2006. During the six months ended June 30, 2007, our revenues were comprised of oil and gas sales and operations income totaling $679,000 compared with oil and gas sales and operations income of $1.0 million during the same period of 2006. Our oil and gas sales and operations income for the six months ended June 30, 2007 were lower as a result of decreased production and decreased oil and gas prices. Our net average daily production for the six month period ended June 30, 2007 decreased by 33% over the same period of the prior year, from 387 (80 net) barrels of oil equivalent per day to 283 (53 net) barrels of oil equivalent per day. Oil and gas sales were also impacted by lower average realized prices, which decreased by 6%, from an average of $64.35 per barrel of oil equivalent for the six months ended June 30, 2006 to $60.57 per barrel of oil equivalent for the six months ended June 30, 2007. Production from our existing wells is subject to fluctuation based upon which zones of the wells are in production. Declines in our production were also the consequence of our shortage of capital and the limitations placed on our capital expenditures required to enhance and increase production from new and existing wells.
     Our total expenses were $2.6 million for the six months ended June 30, 2007 compared to total expenses of $2.8 million for the six months ended June 30, 2006. Our general and administrative expenses were $601,000 and $911,000 for the six months ended June 30, 2007 and 2006 respectively. The decrease was primarily due to reduced fees for professional services.
     Interest and financing costs decreased from $639,000 for the six months ended June 30, 2006 to $550,000 for the six months ended June 30, 2007. While debt outstanding was slightly higher at June 30, 2007 compared to the same period for 2006, interest expense decreased in the 2007 period due to the lack of amortization of financing costs related to amending our debentures as these costs were fully amortized by September 2006.
     Lease operating expenses of $117,000, production taxes of $44,000 and depletion, depreciation and amortization of $327,000 during the six months ended June 30, 2007 changed from $197,000, $62,000, and $565,000, respectively, during the six months ended June 30, 2006. Lease operating expenses were lower due to a decrease in production and well maintenance. Production taxes decreased as a result of lower production. The decrease in depletion, depreciation and amortization is due to lower production in the first six months of 2007 compared to the same period of 2006 which results in lower depletion.
     During the six months ended June 30, 2007, we had a foreign exchange loss of $956,000, compared to a $440,000 foreign exchange loss for the six months ended June 30, 2006. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is repayable in Canadian dollars. The foreign exchange loss was caused by the weakening of the US dollar against the Canadian dollar.
Liquidity and Capital Resources
General
     A decline in production from our drilling program has decreased revenues during the year ended December 31, 2006 and the first six months of 2007. To date, our production has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private and public debt and equity transactions and through an increase in vendor payables and note payables. At June 30, 2007, we do not have any available borrowing capacity and have negative working capital of approximately $18.3 million. Our current liabilities include $10.8 million of convertible secured debentures originally due on September 30, 2006, but which remain unpaid and outstanding as of February 22, 2008.
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
A Comparison of Cash Flow For The Six Months Ended June 30, 2007 and June 30, 2006
     Our net cash provided by operating activities was $522,000 for the six months ended June 30, 2007 as compared to net cash provided by operating activities of $435,000 for the six months ended June 30, 2006, an increase of $87,000. The increase in net cash provided by operating activities for the six months ended June 30, 2007 was primarily due to an increase in foreign exchange losses during 2007, partially offset by a higher net loss and reduced depreciation, depletion and amortization during the period. Changes in working capital items had the effect of increasing cash flows from operating activities by $1.2 million during the six months ended June 30, 2007 due to a decrease in accounts receivable of $498,000 and an increase in payables of $614,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $1.1 million during the six months ended June 30, 2006 because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.
     We used $184,000 of cash in investing activities during the six months ended June 30, 2007 for the purchase and development of oil and gas properties compared to net cash used of

$475,000 in 2006. The 2006 cash used in investing activities includes $628,000 for the purchase and development of oil and gas properties and $9,000 for the purchase of fixed assets. Additionally in the first two quarters of 2006, we had proceeds from the sale of participation rights of $163,000. The expenditures in 2006 are primarily the result of the development of oil and gas properties acquired in prior periods.
     We used $338,000 of net cash in financing activities for the six months ended June 30, 2007 compared to $134,000 of net cash used in financing activities for the same period in 2006. For the six months ended June 30, 2007 and 2006, net cash outflows from financing activities were primarily a result of payments against outstanding notes and bank overdrafts.
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
     In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of common stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity. The conversion rights expired on September 29, 2006 and were not renewed. On June 23, 2005, our stockholders voted to amend our Certificate of Incorporation to increase the number of shares of common stock we are authorized to issue from 100 million shares to 250 million shares and reduced the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments. As of February 22, 2008, the Debentures have not been repaid or refinanced and are in default.
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
     On December 22, 2006, Dune Energy Inc. (“Dune Energy”) acquired $3.0 million principal amount of our 8% Convertible Subordinated Debentures held by TransAtlantic. During the first quarter of 2007, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures bringing Dune Energy’s total holdings of our Debentures outstanding to $7,895,000 principal amount as of February 22, 2008.
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

     In September 2005, we entered into a Participation Agreement with Dune Energy. Pursuant to the Agreement, Dune Energy acquired certain exploration and development rights in our ExxonMobil Corp. joint development agreement. The agreement also creates an area of mutual interest in the ExxonMobil Corp. lands as well as certain additional lands including the Bayou Couba Lease lands. A prospect fee of $1.0 million was paid under the terms of the agreement. The agreement provides Dune Energy with the right to participate in 50% of our development rights in the Bayou Couba lease. Dune Energy also has the right to participate in the exploration rights in the ExxonMobil Corp. acreage which it received in exchange for the commitment to pay an additional $500,000. The $500,000 was waived as a result of the March 8, 2006 seismic agreement whereby Dune Energy agreed to pay 100% of the costs of an expanded 3D seismic survey over the Bayou Couba area. On June 26, 2007 Dune increased its participation to 75% of our interest under these agreements, excluding the area under the Bayou Couba lease itself where it retains a participation of 50% of our interest, with the payment of $3 million. These funds were received by us on July 2, 2007. On September 1, 2007 Dune Energy was elected successor operator under the joint development agreement and Dune Energy paid the Company an additional $500,000. Each party will pay their respective share of drilling, completion and operations costs. .
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
     Under the terms of the Agreement, we agreed to share with Dune Energy our 3-D seismic data covering an area of approximately 23.138 square miles within the area of mutual interest. The Agreement provides that either party can propose drilling prospects with the non-proposing party given the right to participate in the drilling prospect and pay its proportionate share of all drilling and completion costs. The Agreement will remain in effect so long as our development agreement with ExxonMobil remains in effect. Our agreement with ExxonMobil currently will expire in November 2009. The Agreement excludes certain specified existing wells which we own, certain of our litigation rights, and our production facility and equipment and personal property. Our interest in the area of mutual interest created by the Agreement is subject to the terms of other agreements to which we are a party.
     During the years ended December 31, 2005 and December 31, 2006, we converted an aggregate of approximately $2.1 million of accounts payable and other current obligations into notes payable. At June 30, 2007, $934,000 principal amount of such notes were outstanding, of which $871,000 is past due and $63,000 is due on various dates through December 2007
Future Capital Requirements and Resources
     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. At June 30, 2007, we do not have any available borrowing capacity under existing credit facilities and our current assets are $3.0 million compared with current liabilities of $21.3 million. Our current liabilities include approximately $10.8 million of secured indebtedness which was due in September 2006. As of February 22, 2008, this secured indebtedness has not been repaid or refinanced and is in default. Also included in current liabilities are accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $10.5 million. In July 2007 and September 2007, we received $3 million and $500,000, respectively from Dune Energy related to their increased participation and election as successor operator under the joint development agreement and these funds have been used to reduce outstanding obligations; however we still have substantial needs for funds to pay our outstanding payables and debt during 2007. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. We expect any capital expenditures for drilling purposes will be funded from the sale of drilling participations and equity capital. It is management’s plan to raise additional capital through the sale of interests in our drilling activities or other strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities(“ SFAS No. 159”) . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 expands the use of fair value measurement and applies to entities that elect the fair value option. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We are currently assessing the impact, if any, the adoption of SFAS 159 will have on our financial position, results of operations or cash flows.
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

•	our ability to repay or extend the maturity of our Debentures which were due in September 2006 and as of February 22, 2008 are in default,

•	our ability to raise capital and fund our oil and gas well drilling and development plans,

•	our ability to fund the repayment of our current liabilities,

•	our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets or enter into a restructuring or refinancing transaction relating to our outstanding debentures and the terms of such a transaction and the price we are able to realize in such a transaction, and

•	the likelihood that the Trustee under our outstanding Debentures or the requisite holders of principal amount of Debentures will demand immediate payment of the Debentures and seek to foreclose on our assets as a consequence of our existing default in the payment of interest and redemption of the Debentures which were due on September 30, 2006 and remain in default as of February 22, 2008.
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
Changes in Internal Controls
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 3. Defaults Upon Senior Securities.
     We failed to meet the interest payments due quarterly since June 30, 2006 on our outstanding 8% Convertible Secured Debentures due September 30, 2006. In addition, we failed to repay or redeem the Debentures by the due date of September 30, 2006. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture has occurred and is continuing at the time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of our assets. At June 30, 2007, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $1,082,000. Subsequent to February 22, 2008, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.
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

AMERICAN NATURAL ENERGY CORPORATION (Registrant)
Date: February 22, 2008	/s/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/s/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer