Form 10KSB
period 2007-12-31
American Natural Energy Corp
filed 2008-05-28
CIK 870732

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB
Mark One:

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2007; or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___ to ___.
Commission File No. 0-18956
American Natural Energy Corporation

(Name of Small Business Issuer in its Charter)

Oklahoma	73-1605215

(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

6100 South Yale, Suite 300, Tulsa, Oklahoma	74136

(Address of Principal Executive Offices)	(Zip Code)
918-481-1440

(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None
Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share
(Title of Each Class)
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     State Issuer’s revenues for its most recent fiscal year: $1,352,889.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of July 25, 2007, was $1,854,919. (Non-affiliates have been determined on the basis of holdings set forth in Item 11 of this Annual Report on Form 10-KSB.)
     The number of shares outstanding of each of the Issuer’s classes of common equity, as of May 20, 2008, was 52,997,673 shares of Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
Item 1 — Description of Business:
     American Natural Energy Corporation is engaged in the acquisition, development, exploitation and production of oil and natural gas.
Our Oil and Natural Gas Interests
     Both through our ownership and as a party to joint development agreements, we hold interests in approximately 7,287 acres of land in St. Charles Parish, Louisiana. This acreage includes approximately 1,319 acres in which we hold a 72% working interest resulting from our acquisition on December 31, 2001, of the assets and outstanding stock of Couba Operating Company (“Couba”) and 167 acres of leases situated between the 1,319 lease tract and lake Salvador, in which we hold a 100% working interest. It also currently includes a total of approximately 5,800 acres owned by ExxonMobil Corp. (“ExxonMobil”), including 2,560 acres to a depth of 14,000 feet, which are the subject of a Joint Development Agreement we entered into with ExxonMobil which, as extended, currently expires on November 22, 2009. Our agreement with ExxonMobil also creates an area of mutual interest in a total of approximately 11,486 acres. Since our acquisition of the Couba properties, we have entered into several participation interests with others in order to finance our drilling and exploration activities. These participation agreements are described below. We continue to need and seek material amounts of additional capital to further our oil and natural gas development and exploitation activities.
     Since 2002 through December 31, 2007, we returned to production 9 (7.31 net) well bores drilled by the prior owners on the Couba properties we acquired. Our drilling activities commenced in February 2003 and as of December 31, 2007, we had drilled and completed 12 (3.29 net) wells. By December 31, 2007, our combined production from all our producing wells (21 gross, 10.60 net) was approximately 166 (42 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.
     Our Couba Properties. Couba, organized in 1993, was primarily engaged in the production of oil from properties located in St. Charles Parish, Louisiana. Couba’s principal acreage is the Bayou Couba Lease under which Couba owned a 72% working interest in 1,319.991 gross acres. Production from the wells commenced in 1941 and only oil and non-commercial quantities of natural gas were produced. Natural gas had never been produced in commercial quantities, and all gas production wells from the original development of the property were plugged.

     The principal asset of Couba that we acquired was the Bayou Couba Lease. The lessor is Exxon-Mobil and the lease is held by production of oil and gas on the property. The additional Couba assets we acquired include a gathering system covering approximately 25 miles located on the Bayou Couba Lease, used solely as a production collection system among the wells on the leased property leading to a product distribution point, and various production facilities, geological data, well logs and production information. The information includes 3-D seismic information completed in 1997. The seismic information relates to an area of approximately 23.5 square miles that includes the Bayou Couba Lease, among other acreage. The gathering system we acquired was initially not in operable condition. Subsequently, as part of approximately $1.1 million we expended to restore existing wells to production, we refurbished and upgraded the system so as to be usable. At present, the system, which consists of flow lines, connections and related facilities, is used to transport our production of oil and gas to points where it is trans-shipped and sold.
     Our ExxonMobil Joint Development Agreement. In November 2002, we entered into a four-year joint development agreement with ExxonMobil relating to both our Couba properties and additional properties owned by ExxonMobil. In December 2003, we entered into an amendment to that agreement (the “Expansion Amendment”). The agreement, as amended, creates an area of mutual interest (“AMI”) covering approximately 11,000 acres, all within the 23.5 square mile area that is the subject of the seismic information acquired from Couba, and calls for both parties to make available for development, leases and/or mineral interests each owns within the AMI. The Expansion Amendment expanded the AMI by 2,560 acres, to a depth of 14,000 feet in the additional acreage, subject to us drilling two wells on the property to depths of 8,000 and 7,700 feet, respectively, both of which were drilled to depth. The first well was plugged and the second well was abandoned but is the subject of further evaluation.
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
     Under the joint development agreement, both parties may propose wells for drilling and the non-proposing party may elect whether or not to participate, with that election affecting only the proposed location. If both parties elect to participate in the proposed well, the interest in the well is shared equally. Each party is responsible for its share of costs to develop the acreage within the AMI. Operations of the wells are at the election of ExxonMobil. As is further described below, Dune Energy, Inc. (“Dune Energy”) is the operator of the wells within the AMI.
     Our Dune Energy Agreements. In September 2005, we entered into a participation agreement with Dune Energy, Inc. (“Dune Energy”). Pursuant to the agreement, Dune Energy acquired certain exploration and development rights in our ExxonMobil Corp. joint development agreement. The agreement also creates an area of mutual interest in a total of 31,367 acres including the ExxonMobil lands as well as certain additional lands including our Bayou Couba Lease lands. Dune Energy paid a prospect fee of $1.0 million upon execution of the agreement. An additional fee of $500,000 was waived by us in consideration of Dune paying 100% of the costs of a new seismic survey in 2006. The agreement provides Dune Energy with the right to participate in 50% of our development rights in the Bayou Couba lease as well as our exploration rights in the ExxonMobil Corp. acreage. On June 26, 2007, in consideration of the payment of $3,000,000 Dune Energy increased its participation to 75% of our interest under these agreements, excluding the area under the Bayou Couba lease where it retained a participation of 50% of our interest. On September 1, 2007 Dune Energy was elected successor operator under the ExxonMobil joint development agreement and in consideration Dune Energy paid us an additional $500,000. Each party will pay their respective share of drilling, completion and operations costs.
     The area of mutual interest created by our agreement with Dune Energy, in which we have agreed to share all rights, title and interest owned or acquired on an equal basis, includes our Bayou Cuba lease acreage of approximately 1,319 acres, the acreage covered by our joint development agreement with ExxonMobil of approximately 11,486 acres which are included in the 31,367 acre area, as well as any additional acreage offered to us or Dune Energy by ExxonMobil as the result of the acquisition of additional 3-D seismic data by the parties under the terms of the Agreement. If either party acquires any interests in lands included in the area of mutual interest created by the Agreement, the acquiring party is required to notify the non-acquiring party which will have the opportunity to participate in the acquisition by paying its proportionate share of the price for such properties.
     Under the terms of the Dune Energy agreement, we agreed to share with Dune Energy our 3-D seismic data covering an area of approximately 23.138 square miles within the area of mutual interest. The Agreement provides that either party can propose drilling prospects with the non-proposing party given the right to participate in the drilling prospect and pay its proportionate share of all drilling and completion costs. The Agreement will remain in effect so long as our development agreement with ExxonMobil remains in effect. The Agreement excludes certain specified existing wells which we own, certain of our litigation rights, and our production facility and equipment and personal property. Our interest in the area of mutual interest created by the Agreement is subject to the terms of other agreements to which we are a party.
     Our TransAtlantic Agreements. In March 2003, we assigned a 10% participation interest in the Bayou Couba Lease, a lease we had entered into with the State of Louisiana which has since expired, and the ExxonMobil Corp. AMI to TransAtlantic Petroleum Corp. (“TransAtlantic”) in partial consideration for a $2.0 million financing. This agreement, which has a term of four years or the expiration of our agreement with ExxonMobil Corp., whichever is longer, granted to TransAtlantic the right to acquire a 10% interest in any property we acquire in the 23.5 square mile seismic survey area, including any property interests acquired through our agreement with ExxonMobil Corp.
     Effective December 22, 2006, TransAtlantic sold its 10% participation interest in the AMI to Dune Energy. Dune Energy also acquired $3.0 million principal amount of our 8% Convertible Subordinated Debentures formerly held by TransAtlantic. In addition, subsequent to December 31, 2006, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures, bringing Dune Energy’s total holdings of our Debentures outstanding to $7,895,000 principal amount as of December 31, 2007. The principal of the Debentures was due and payable on September 30, 2006 and is currently in default.
     Seismic Survey Participation Agreement. On March 8, 2006, we agreed to participate in a 3D seismic survey covering the 23.5 square mile area over which we and Dune Energy presently have 3D seismic coverage as well as approximately 36.5 additional square miles.  The one year exclusive license to the survey results over the 60 square miles acquired by us is part of a larger regional survey being conducted by Seismic Exchange, Inc. (“SEI”) which includes all of our Bayou Couba project area subject to our ExxonMobil Corp. joint development agreement. The new survey images more effectively formations deeper than are currently imaged by our 1997 3D seismic survey.  As a result of Dune paying 100% of the seismic costs, the terms of the Exploration and Development Agreement between us and Dune Energy were amended to waive any additional prospect fees that may be due from Dune. Upon the completion of the survey and seismic interpretation, we and ExxonMobil Corp. agreed to extend our Joint Development Agreement by two years to November 2009.
     Our State of Louisiana Lease. From February 2002 to February 2005, we leased 1,729 acres from the State of Louisiana, all within the boundaries of the proprietary 1997 3-D seismic data we acquired from Couba. In January 2007, Dune Energy re-leased the acreage plus an additional 769 acres for a total of 2,498 acres that became subject to the terms of the ExxonMobil AMI, and is intended to be explored and developed pursuant to the participation percentages and terms and conditions of our agreement with Dune Energy and the ExxonMobil Joint Development Agreement.
     As of May 20, 2008, TransAtlantic remains the beneficial holder of a total of 2,237,136 shares of our common stock.
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

Oil and Gas Reserves
     The tables below set forth information as of December 31, 2007 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Summa Engineering, Inc. The calculations which Summa Engineering, Inc. used in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission (“SEC”) guidelines. All estimates were prepared based upon a review of production histories and other geologic, economic, ownership and engineering data we believe to be accurate. The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves we own.

	OIL	GAS	TOTAL
	(Mbbl)	(Mmcf)	(Mbble)
Proved developed producing	58.02	3.71	58.64
Proved developed non-producing	—	—	—
Proved undeveloped	238.62	765.23	366.16
Total proved	296.64	768.94	424.80

		Proved
	Proved	Developed
	Developed	Non-	Proved	Total
	Producing	producing	Undeveloped	Proved
Estimated future net revenue(a)	$2,982,747	—	$14,367,471	$17,350,218
Present value of future net revenue(b)	$2,143,106	—	$9,005,498	$11,148,604
Standardized measure of discounted future net cash flows	$2,143,106	—	$9,005,498	$11,148,604

(a)	Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2007. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $94.45 per barrel of oil and $6.83 per mcf of gas.

(b)	Present value of future net revenues represents estimated future net revenues discounted using an annual discount rate of 10%. The present value of future net revenue is equivalent to the standardized measure of discounted future net cash flows at December 31, 2007 as there is no future income tax provision.
     The future net revenue attributable to our estimated proved undeveloped reserves is calculated to be $14.4 million at December 31, 2007, with the present value thereof to be $9.0 million, based on us expending approximately $188,000 during 2009 and an additional $3.6 million in future periods to develop these reserves. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. At December 31, 2007, the capital necessary to develop these additional reserves was unavailable to us. Through December 31, 2007, we had expended approximately $14.4 million in exploration and development of the Bayou Couba properties.
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
     The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2007, all of our operations and reserves are located in that area.
Drilling Activity
     The following table sets forth information as to the wells we completed during the periods indicated. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2005(1)		2006		2007
	Gross	Net	Gross	Net	Gross	Net
Development Productive	3.0	0.61	2.0	0.05	0.0	0.0
Non-productive	-0-	-0-	-0-	-0-	-0-	-0-
Exploratory Productive	-0-	-0-	-0-	-0-	-0-	-0-
Non-productive	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Excludes 1 (.81 net) well drilled by prior owners on the Bayou Couba properties which we returned to production during 2005.
Past Drilling and Development Activities
     In July 2002, we completed the restoration activities on the Bayou Couba Lease and brought the operation into compliance with applicable regulatory requirements. We also completed reprocessing the 1997 3-D seismic information we acquired as part of the Couba transaction and we are continuing to review that data. We also were able to get five well bores on the Bayou Couba lease that had been drilled by the former owners into a producing condition.
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
     At December 31, 2007, combined production from all our producing wells on the property was approximately 166 (42 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.
Activities During 2007 and Present Activities
     Because of our limited available capital, our drilling activities are contingent on our securing industry participation or other financing for the drilling and completion costs. Such participation or financing has not yet been secured and we are unable to state at this time the expected terms of such participation or financing. At December 31, 2007, we have no commitments to expend funds for drilling activities in 2008 and presently have no plans to drill any additional wells in 2008.
     Additionally, we are subject to industry limitations on the availability of drilling rigs of sufficient size and configuration that are required to drill wells in our area of operations.
     A “development well” is defined as a well drilled within a proved area of an oil or gas reservoir to a depth of a stratagraphic horizon known to be productive. An “exploratory well” is a well drilled to find and produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir.
Productive Well Data Information
     The following table sets forth the interests we own in productive wells as of December 31, 2007.

	Well Count
Area	Gross(1)	Net(1)
St. Charles Parish, Louisiana	21.0	10.60

(1)	18 (9.25 net) of the 21 wells have been classified as primarily oil producing wells. 3 (1.35 net) wells are classified as gas wells.
Production Volumes, Revenue, Prices and Production Costs
     The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the three years ended December 31, 2007. All of our production was from our properties located in St. Charles Parish, Louisiana.

	Year Ended December 31,
	2007	2006	2005
Net Production: (1)(2)
Oil (Mbbl)	16.5	23.5	42.8
Natural Gas (Mmcf)	3.5	14.9	6.1
Oil Equivalent (Mbble )	17.1	26.0	43.8

Oil and Natural Gas Sales: (2)
Oil	$1,199,893	$1,525,194	$2,458,123
Natural Gas	$19,568	$97,058	$55,963
Total	$1,219,461	$1,622,252	$2,514,086

Average Sales Price:
Oil ($per Bbl)	$72.54	$64.88	$57.41
Natural Gas ($per Mcf)	$5.65	$6.51	$9.24
Oil Equivalent ($per Bble)	$71.24	$62.41	$57.36

Oil and Natural Gas Costs:
Lease operating expenses	$470,730	$345,854	$496,275
Production Taxes	$102,968	$103,111	$241,854
Depreciation, depletion and amortization	$441,764	$638,104	$1,003,961
Average production cost per unit of production ($ per Bble)	$33.51	$17.27	$16.84

(1)	Includes only production owned by us and produced to our interest, less royalties and production due others. 265, 228, and 366 barrels of oil were produced in December 2007, 2006 and 2005 but not sold until January 2008, 2007 and 2006, respectively, and are included in inventory at December 31, 2007, 2006 and 2005 at the lower of production cost and DD&A, or market.

(2)	Reflects effects of prior period adjustments resulting from joint interest audits which decreased 2005 production by 8.0 Mbble and revenue by $279,874
Development, Exploration and Acquisition Expenditures
     The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007
Development Costs	$2,043,759	$1,150,721	$231,949
Exploration Costs	—	—	—
Acquisition Costs	—	—	—
Sales of Properties	$(837,500)	$(162,500)	$(3,500,000)
Capitalized Interest	$417,934	—	—
Total	$1,624,193	$988,221	$(3,268,051)
Acreage
     The following table sets forth as of December 31, 2007, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. “Gross” acres are the total number of acres in which we own a working interest. “Net” acres refer to gross acres multiplied by our fractional working interest.

					Total Developed and
	Developed(1)(2)		Undeveloped(1)(2)		Undeveloped
Area	Gross	Net	Gross	Net	Gross	Net
Louisiana	1,319	866	—	—	1,319	866
Total	1,319	866	—	—	1,319	866

(1)	Net acreage assumes that we maintain our existing working interest percentage in all future development. An election by ExxonMobil Corp. to participate in our acreage pursuant to the ExxonMobil Corp. joint development agreement we entered into in November 2002 will reduce our net owned acreage position. Our participation in ExxonMobil Corp. acreage under that agreement will serve to increase our net acreage position. At December 31, 2003, ExxonMobil Corp. was providing 3,240 gross acres to the joint development agreement area. As the agreement was amended in December 2003, ExxonMobil Corp.

agreed to provide an additional 2,560 gross acres (to a depth of 14,000 feet) to the joint development agreement.

(2)	Assumes participation by Dune Energy pursuant to rights granted under an Exploration and Development Agreement. Pursuant to the terms of the agreement we entered into on October 19, 2005 with Dune Energy, we and Dune Energy created an area of mutual interest in which we have agreed with Dune Energy to share all rights, title and interest owned or acquired on an equal basis on our Bayou Cuba lease acreage of approximately 1,319 acres, the acreage covered by our development agreement with ExxonMobil Corporation (“ExxonMobil”) of approximately 11,486 acres which are included in the 31,367 acre area, as well as any additional acreage offered to us or Dune Energy by ExxonMobil as the result of the acquisition of additional 3-D seismic data by the parties under the terms of the Agreement. On June 26, 2007 Dune Energy acquired additional rights from us relating to the contract areas subject to the ExxonMobil joint development agreement but such rights do not affect the net acres reflected.
Marketing
     Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2007, our oil sales to Teppco Crude Oil, L.P. and Texon L.P. of $1,199,893 accounted for 98% of our total oil and gas sales. We believe we are not materially dependent upon Teppco or Texon for our sales as we believe there are numerous other purchasers for our oil production at competitive prices. Our gas sales to Transcontinental Pipeline Corporation of $19,568 accounted for 2% of our total oil and gas sales. We believe that the loss of these customers would not have a material adverse effect on our results of operations or our financial position.
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
Regulation
     General
     Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2007, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months; however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.
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
     We maintain comprehensive general liability policies with coverage considered adequate by management. Dune Energy carries insurance coverage covering their activities as operator of the Bayou Couba field. While we believe these policies are customary in the industry, they do not provide complete coverage against all operating risks.
Employees
     As of December 31, 2007, we employed six persons, of whom two were executive officers and two were operations personnel and two were accounting staff. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.
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

Office
     Our principal office is located at 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136. Additionally, we maintain office space in The Woodlands, Texas. Our leased premises include approximately 4,899 square feet and are leased for various terms expiring in 2009. The annual aggregate rental is $91,592. The facilities are considered adequate for our present activities.
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
Item 4 — Submission of Matters to a Vote of Security Holders:
     No matter was submitted during the fourth quarter of the year ended December 31, 2007 to a vote of security holders through the solicitation of proxies or otherwise.

PART II
Item 5 — Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities:
     Our common shares are not currently traded on any United States or Canadian stock exchange or in the over-the-counter market in the United States, and, accordingly, there is currently no public market for our common shares in either the United States or Canada. Effective July 25, 2007, the TSX Venture Exchange suspended trading in our securities as a result of a Cease Trade Order issued by the British Columbia Securities Commission.
     The reported high and low sales prices, reported in United States dollars, for our common shares, as reported by the TSX Venture Exchange, on a calendar quarterly basis for the most recent two calendar years ended December 31, 2006 and through July 25, 2007 (the last date of trading on the Exchange) were as follows.

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
     As of May 20, 2008, we had 2,984 stockholders of record.
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
Small Business Issuer Purchases of Equity Securities
     No purchases of shares of our Common Stock, par value $.001 per share, were made by us or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the year ended December 31, 2007.

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
     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2007 and 2006 of approximately $3.2 and $2.5 million, respectively, and have a working capital deficiency and an accumulated deficit at December 31, 2007 which leads to questions concerning our ability to meet our obligations as they come due. At December 31, 2007, we have $10.8 million principal amount of secured Debentures outstanding that are in default and are immediately due and payable. We also have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and drilling participations, and we have no bank or other line of credit or other financing agreement providing borrowing availability with a commercial lender. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas in addition to the quantities of oil and natural gas we sell. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.
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
     The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2007 includes an explanatory paragraph which states that we have sustained substantial losses in 2007 and have a working capital deficiency and an accumulated deficit at December 31, 2007 that raise substantial doubt about our ability to continue as a going concern.

Statements of Operations
A Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006
     We incurred a net loss of $3,229,000 during the year ended December 31, 2007 compared to a net loss of $2,452,000 for the year ended December 31, 2006. During the year ended December 31, 2007, our revenues were comprised of oil and gas sales and operations income totaling $1,353,000 compared with oil and gas sales and operations income of $1,783,000 in 2006. Our oil and gas sales and operations income for the year ended December 31, 2007 decreased as a result of decreased oil and gas production; however, this decrease was partially offset by higher oil prices in 2007. Production on a barrels equivalent basis decreased 34% from 2006 to 2007. Oil prices increased on average 13% from 2006 to 2007. At December 31, 2007, we had 21 (10.60 net) wells producing approximately 166 (42 net) barrels of oil equivalents per day, whereas at December 31, 2006, we had 21 (10.39 net) wells producing approximately 464 (75 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production and typically will decrease over time.
     Our total expenses were $4,582,000 for the year ended December 31, 2007 as compared to $4,235,000 for the year ended December 31, 2006. Total expenses increased by $347,000. An increase in foreign exchange loss and lease operating expenses were partially offset by a decrease in general and administrative expenses, interest and depreciation, depletion and amortization charges. In addition, an increase in gain on settlement of debt had a positive impact on total expenses for the year ended December 31, 2007.
     Lease operating expenses in 2007 were $471,000 compared to $346,000 in 2006. Lease operating expenses increased on a per unit basis of production after field operations were transferred to Dune Energy. Production taxes remained consistent at $103,000 for the years 2007 and 2006. Depletion, depreciation and amortization of $601,000 in 2007 decreased from $977,000 in 2006. This was primarily the result of decreased production of oil and natural gas and the related depletion expense.
     Our general and administrative expenses decreased from $1,597,000 in 2006 compared to $1,227,000 in 2007. The decrease is primarily due to reduced fees for professional services and a reduction in the estimated Canadian taxes due on dissolution of Gothic Resources.
     We had a foreign exchange loss of $1,976,000 and $46,000 in 2007 and 2006, respectively. Our foreign exchange losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is repayable in Canadian dollars. The foreign exchange loss was caused by the strengthening of the Canadian dollar against the US dollar. Effective January 31, 2005, an application has been made to liquidate the Gothic subsidiary and terminate its charter. Therefore, upon final liquidation, amounts reflected in accumulated other comprehensive income will be included in the gain or loss recognized from the disposal of the subsidiary.

     We settled $1.4 million of debt for a net gain of $837,000 in 2007. In 2006, we settled $314,000 of debt for a net gain of $108,000.
     Interest and financing costs decreased from $1,274,000 for the year ended December 31, 2006 to $1,014,000 for the year ended December 31, 2007. Interest expense decreased in the 2007 period due to the lack of amortization of financing costs related to amending our debentures as these costs were fully amortized by September 30, 2006.
     Depreciation, depletion and amortization expense attributable to oil and gas properties decreased to $442,000 during the year ended December 31, 2007 from $638,000 during the year ended December 31, 2006 due to our decreased production.
     We recorded an allowance for doubtful accounts of $26,000 in 2007. There was no such charge in 2006.
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
     Under the amendments at December 31, 2006, 72,166,667 shares were issuable upon full conversion of the Debentures at the reduced conversion price; however, the conversion rights feature expired on September 29, 2006 and have not been renewed. On June 23, 2005, our stockholders voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock we are authorized to issue from 100 million to 250 million and adjust the par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments. As a result of the amendment, a loss on extinguishment of debt of $1,147,000 was recognized and the Debentures were recorded on June 23, 2005 at their fair market value, reflecting the present value of future cash flows and the option value of the underlying convertible shares. Costs associated with the amendment totalling $303,000 were amortized to interest expense over the remaining life of the Debentures. The Debentures were due on September 30, 2006 and are currently in default.
     Depreciation, depletion and amortization expense attributable to oil and gas properties decreased to $638,000 during the year ended December 31, 2006 from $1,004,000 during the year ended December 31, 2005 due to our decreased production.
Liquidity and Capital Resources
     General
     At December 31, 2007, we do not have any available borrowing capacity under existing credit facilities and our current assets are $274,000 compared with current liabilities of $18.4 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which was due September 2006 and is currently in default, and accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $7.6 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2008.
     We have substantial need for capital to develop our oil and gas prospects and opportunities we believe that have been identified in our ExxonMobil AMI. Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and through an increase in vendor payables and notes payable. We expect any future capital expenditures for drilling and development to be funded from the sale of drilling participations and equity capital. It is management’s plan to raise additional capital through the sale of interests in our drilling activities or other strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
Years Ended December 31, 2007 and December 31, 2006
     Our net cash used by operating activities was $1,818,000 in 2007 as compared to net cash provided by operating activities of $1,700,000 in 2006, a decrease of $3,518,000. The decrease in net cash provided by operating activities for 2007 was primarily due to a non-cash gain on settlement of debt and negative changes in accounts payable, partially offset by a larger foreign exchange loss and positive changes in accounts receivable during the period. Changes in working capital items had the effect of decreasing cash flows from operating activities by $356,000 during 2007 due to a decrease in accounts receivable of $633,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $2.9 million during 2006 due to an increase in accounts payable.
     We generated $1,405,000 of net cash from investing activities during 2007 compared to net cash used of $1,347,000 in 2006. The 2007 cash provided by investing activities included $2,946,000 in proceeds from the sale of participation rights (which were accounted for as a reduction in unproved properties), partially offset by $310,000 for the purchase and development of oil and gas properties. We used $253,000 for the purchase of fixed assets and received proceeds of $22,000 from the sale of fixed assets. The 2006 cash used in investing activities includes $1,501,000 for the purchase and development of oil and gas properties and $9,000 for the purchase of fixed assets. Additionally in 2006, we had proceeds from the sale of participation rights of $163,000. The expenditures for oil and gas properties in 2007 and 2006 are primarily the result of the development of oil and gas properties acquired in prior periods.
     We used $450,000 of net cash in financing activities for the year ended December 31, 2007 compared to $537,000 of net cash used in financing activities for the same period in 2006. For the years ended December 31, 2007 and 2006, net cash outflows from financing activities were primarily a result of payments against outstanding notes and bank overdrafts.
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
     On October 21, 2003 and October 31, 2003 we completed financing transactions of $11.695 million and $305,000, respectively, by issuing our Convertible Secured Debentures (the “Debentures”). Initially, the Debentures were repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. At the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into our common shares at a conversion price of $0.45 per share, subject to antidilution adjustment. The Debentures are collateralized by substantially all of our assets and have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions. A finder’s fee in the amount of $360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing.
     In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of common stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity. Under the amendments, 72,166,667 shares were issuable upon full conversion of the Debentures at the reduced conversion price; however, the conversion rights feature expired on September 29, 2006 and was not renewed.
     Out of the proceeds from the sale of the Debentures in 2003, we used approximately $5.9 million for the repayment of secured debt, approximately $2.1 million for the payment of accounts payable and used the balance primarily for exploration and development of our Bayou Couba oil and gas leases within the ExxonMobil Joint Development Agreement in St. Charles Parish, Louisiana. In addition, we paid out of the proceeds a $1.7 million production payment owing to TransAtlantic. TransAtlantic retained a 10% participation right in our AMI with ExxonMobil which we granted in March 2003 as partial consideration for the $2.0 million financing entered into at that time. On both October 21 and 31, 2003, the dates the transaction was completed, the closing sale prices for our shares were $0.70 on the TSX Venture Exchange.
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
     In August 2004, we completed the sale, pursuant to the issuance of stock purchase rights to all our stockholders, of 6,941,414 shares of our common stock for gross proceeds of $1,665,939. After deducting the expenses of the offering, $1,433,287 of the net proceeds was applied to our oil and natural gas well drilling activities.
     During the third quarter of 2005, we completed a private sale of 12,193,333 shares of our common stock for gross proceeds of $1,463,000 ($1,428,000 net). Additionally, 2,170,000 shares were issued as payment for professional services in the amount of $250,000 relating to restructuring of our Debentures. The net proceeds were used for working capital and the drilling of three wells.
          On October 19, 2005 we executed the definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres. Pursuant to the terms of the Agreement, Dune Energy agreed to pay us in instalments a prospect fee in the amount of $1.0 million, all of which has been paid. Under the original Agreement, in the event we and Dune Energy elect to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy would pay to us an additional prospect fee of $500,000. However, as a result of Dune Energy paying 100% of the costs for our participation in the 3D seismic survey being conducted by SEI and described above, the terms of the Agreement between us and Dune Energy were amended to waive any additional prospect fees that may be due from Dune. On June 26, 2007, Dune Energy increased its participation to 75% of our interest under these agreements, excluding the area under the Bayou Couba lease itself where it retains a participation of 50% of our interest, with the payment of $3 million. On September 1, 2007 Dune Energy was elected successor operator under the joint development agreement and Dune Energy paid us an additional $500,000. We used the proceeds from these payments to reduce outstanding obligations.
     During the year ended December 31, 2005, we converted an aggregate of approximately $1.74 million of accounts payable and other current obligations into notes payable. During the year 2006, we converted an aggregate of approximately $340,000 of accounts payable into notes payable. At December 31, 2006, $1.0 million principal amount of such notes were outstanding of which $739,000 was due prior to year end and past due. The balance was due on various dates through December 31, 2007. At December 31, 2007, $75,000 principal amount of such notes was outstanding and past due.
Future Capital Requirements and Resources

     At December 31, 2007, we do not have any available borrowing capacity under existing credit facilities and our current assets are $274,000 compared with current liabilities of $18.4 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which was due September 2006 and is currently in default, and accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations aggregating to approximately $7.6 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2008. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. At December 31, 2007, we have no commitments for additional capital to fund drilling activities in 2008.
     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. Any capital expenditures for drilling purposes during 2008, we expect will be funded from the sale of drilling participations and equity capital. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.
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
Critical Accounting Policies
Oil and Gas Properties
     We account for our oil and gas exploration and development activities using the full cost method of accounting prescribed by the SEC. Accordingly, all our productive and non-productive costs incurred in connection with the acquisition, exploration and development of oil and natural gas reserves are capitalized and depleted using the units-of-production method based on proved oil and gas reserves. We capitalize our costs including salaries and related fringe benefits of employees directly engaged in the acquisition, exploration and development of oil and natural gas properties, asset retirement costs, as well as other directly identifiable general and administrative costs associated with these activities. These costs do not include any costs related to production, general corporate overhead, or similar activities. Our oil and natural gas reserves will be estimated annually by independent petroleum engineers. Our calculation of depreciation, depletion and amortization (“DD&A”) includes estimated future expenditures that we believe we will incur in developing our proved reserves and the estimated dismantlement and abandonment costs, net of salvage values. Quarterly, we will perform a review of the carrying costs of our oil and gas properties to assess whether such costs are fully recoverable from future cash flows. In the event the unamortized cost of the oil and natural gas properties we are amortizing exceeds the full cost ceiling as defined by the SEC, we will charge the amount of the excess to expense in the period during which the excess occurs. The full cost ceiling is based principally on the estimated future discounted net cash flows from our oil and natural gas properties. Changes in our estimates or declines in prevailing oil and natural gas prices could cause us to reduce in the near term our carrying value of our oil and natural gas properties. A write-down arising out of these conditions is referred to throughout our industry as a full cost ceiling write-down.
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
     Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2007 and 2006, we have a deferred tax asset of approximately $15.2 million and $15.1 million for which we have recognized a $15.2 million and $15.1 million valuation allowance, respectively.
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
Accounting Matters
     In December 2004, the FASB issued Statement on Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment, revising FASB Statement 123, Accounting for Stock-Based Compensation and superseding APB opinion No. 25, Accounting for Stock Issued to Employees (“SFAS 123R”). This statement requires a public entity to measure the cost of services provided by employees and directors received in exchange for an award of equity instruments, including stock options, at a grant-date fair value. The fair value cost is then recognized over the period that services are provided. We adopted SFAS 123R in the first quarter of 2006 using the modified prospective method with no restatement of prior periods. The adoption of SFAS 123R did not have a material impact on our financial position or results of operations.
     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that SFAS 157 will have a material impact on its financial position, results of operations or cash flows.
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
Risks Relating to Us and the Oil and Gas Industry
Our Ability to Continue as a Going Concern is Uncertain
     Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2006 and 2007, totaling approximately $2.5 million and $3.2 million, respectively, and had a working capital deficiency at December 31, 2007 of approximately $18.1 million. Production from our drilling program decreased during 2007 compared to 2006 resulting in decreased revenue during 2007. Our revenue has not been sufficient to fund our operations. At December 31, 2007, we do not have any available borrowing capacity under existing credit facilities and our current assets are $274,000 compared with current liabilities of $18.4 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which was due September 2006 and is currently in default and accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $7.6 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2008. All the foregoing lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings, and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to pay our current liabilities and to continue to explore for and develop our oil and gas reserves.
     The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2007 includes an explanatory paragraph which states that we have sustained substantial losses in 2007 and have a working capital deficiency and an accumulated deficit at December 31, 2007 that raise substantial doubt about our ability to continue as a going concern.

     We Defaulted in the Repayment of $10.825 Million of Secured Indebtedness on September 30, 2006. There Are Risks That the Holders of This Indebtedness May Seek to Assert Their Rights as Secured Creditors and Foreclose On Our Assets.
     In October 2003, we completed a borrowing of $12.0 million used for repayment of outstanding short-term secured debt, for exploration and development activities on the oil and gas leases within our ExxonMobil joint development project in St. Charles Parish, Louisiana and for general corporate purposes. As of December 31, 2007, a total of $1.175 million of Debentures was converted to common stock. The remaining $10.825 million borrowing was due to be repaid on September 30, 2006. In addition, as of December 31, 2007, we are in default in the payment of $1.5 million of interest on the Debentures. The loan is collateralized by a lien against all our oil and natural gas properties and undeveloped leaseholds and bears interest at 8% per annum, payable quarterly commencing December 31, 2003. As a consequence of the indebtedness being in default, the creditors could foreclose against substantially all of our assets. Under such circumstances, the holders of our common stock could realize little or nothing from their investment in our shares of common stock. There can be no assurance that we will be successful in paying such amounts or refinancing this indebtedness or that the terms of such refinancing may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to pay or refinance this indebtedness could lead to the creditors foreclosing on all our assets which could result in the loss of a stockholder’s entire investment.
Our Current Liabilities as of December 31, 2007 Exceed Our Current Assets by $18.1 Million
     As of December 31, 2007, our current assets were approximately $274,000 and our current liabilities were approximately $18.4 million. In order to meet our current obligations, we will need to raise additional capital. At May 20, 2008, we have no commitments from others to provide this capital and without additional capital to meet these obligations, our continued operations cannot be assured. There can be no assurance that we will be successful in raising additional capital or that the terms on which such additional capital can be raised may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to reduce our current liabilities relative to our current assets could lead creditors to refuse to extend us further credit which could materially adversely affect our operations.
Without Substantial Additional Capital We Will Be Unable To Fund The Exploration and Development Activities To Further Develop Our Area Of Mutual Interest With ExxonMobil

     We also have substantial needs for funds to further develop our oil and gas prospects and opportunities identified in our AMI with ExxonMobil. At December 31, 2007, we have no plans or commitments for drilling activities in 2008 and currently lack the funds to engage in such activities. Any capital expenditures must be funded from monies raised through industry participations, borrowings or equity capital. To the extent additional funds are required to further exploit and develop the ExxonMobil AMI, it is management’s plan to raise additional capital through the sale of our equity securities or the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future. Our inability to raise additional capital will limit and perhaps prevent us from further development of the AMI.
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
     In the ordinary course of business and in order to pursue successfully our business plan, we must make substantial capital expenditures for the exploration and development of oil and natural gas reserves. In the past, we have financed our capital expenditures, debt service and working capital requirements out of our cash flow, through increases in vendor payables and notes payable and with the proceeds of debt and equity offerings of our securities. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas. A reduction in capital spending or an extended decline in oil and natural gas prices could result in less than anticipated cash flow from operations and a lessened ability to repay outstanding notes payable, raise additional capital or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us.
     Lower oil and gas prices have various other adverse effects on our business. A smaller capital expenditure program resulting from reduced cash flows will adversely affect our ability to increase or maintain our oil and natural gas reserves and production levels. Lower prices may also result in reduced oil and natural gas reserve estimates, the write-off of impaired assets and decreased earnings or losses due to lower oil and natural gas revenues and higher depreciation, depletion and amortization expense.
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
     We intend to seek to refinance our existing indebtedness .The issuance of material amounts of indebtedness would expose us to significant risks including, among others, the following:
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
Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets.
     At December 31, 2007, based on the report of Summa Engineering, Inc., we claimed total estimated proved reserves of 424.8 Mbble of oil and gas. Through December 31, 2007, we were able to return to production 9 (7.31 net) well bores drilled by prior owners on the Couba properties we acquired, and we had successfully completed 12 (3.29 net) wells. As of that time, our combined production from all our producing wells was approximately 166 (42 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.
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
Risks Relating to the Market for Our Securities
Absence of a Public Market for Our Common Shares.
     Our common shares presently have no trading market in the United States or Canada, and there can be no assurance as to the liquidity of any markets that may develop in the future for the common shares, the ability of the holders of common shares to sell their common shares in the United States or Canada or the price at which holders would be able to sell their common shares. Future trading prices of the common shares will depend on many factors, including, among others, our operating results and the market for similar securities.
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
     Readers are cautioned that the risk factors and uncertainties referred to above, as well as the risk factors described elsewhere in this Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during

2008 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.
Item 7 — Financial Statements:
     The response to this Item is included in a separate section of this report. See page F-1.
Item 8 — Changes In and Disagreements With Accountants on Accounting and Financial Disclosure:
          On July 16, 2007, we dismissed PricewaterhouseCoopers, LLP (“PwC”) as our independent registered public accounting firm. Our audit committee and board of directors approved the dismissal of PwC. During the fiscal years ended December 31, 2004 and 2005, the last fiscal years audited by PwC, and through July 16, 2007, the date of dismissal of PwC, we had no disagreements with PwC with respect to accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of PwC, would have caused PwC to make reference to the subject matter of its disagreement in connection with its reports on such financial statements for such years.
Item 8A(T) — Controls and Procedures
   (a) Managements Annual Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
*   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
*   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;
*   and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “ COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the financial statements.
To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. As a result, we have put an implementation plan in place whereby in 2008 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls, is a material weakness.
     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this annual report.
(b) Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

     Despite the internal control deficiencies, we believe that our financial statements contained in this Form 10-KSB filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2007 in all material respects.
Item 8B — Other Information
     No information is required to be disclosed in response to this Item 8B.

PART III
Item 9 — Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act:
Directors, Executive Officers and Significant Employees
     The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

Name	Age	Position

Directors and Executive Officers:

Michael K. Paulk (1)	59	President and Director
Steven P. Ensz	56	Vice President, Finance, and Chief Financial Officer and Director
Brian E. Bayley(1)	55	Director
John K. Campbell(1)	74	Director

Significant Employees:
Richard O. Mulford	55	Manager of Operations
Robert G. Snead	69	Exploitation Manager

(1)	Member of our Audit Committee
     Each Director of our company has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified.
     Michael K. Paulk: Mr. Paulk was elected President and Director of our company in July 2001. From October 1994 to January 2001, when it was sold to Chesapeake Energy Corporation, he was the President and a Director of Gothic Energy Corporation (“GEC”). GEC is neither a predecessor nor affiliate of either us or our subsidiary, Gothic, and there was no affiliation between Gothic and GEC prior to January 2001. GEC was engaged, until its acquisition by Chesapeake Energy Corporation in January 2001, in the acquisition, development, exploration and production of natural gas and oil. Mr. Paulk has been engaged in the oil and gas industry for more than 18 years.
     Steven P. Ensz: Mr. Ensz has been Vice-President, Finance and Chief Financial Officer of our company since July 2001 and is responsible for our financial activities. From March 1998 to January 2001, he held a similar position with GEC. From July 1991 to February 1998, he was Vice-President, Finance of Anglo-Suisse, Inc., an oil and natural gas exploration and producing company. He has held various positions within the energy industry, including President of Waterford Energy, an independent oil and gas producer, for more than 21 years. He is a certified public accountant.

     Brian E. Bayley: Mr. Bayley was elected a Director of the Company in June 2001. Mr. Bayley is Co-Chair of Quest Capital Corp. Previously he was the President (June 2003-January 1, 2008) and Chief Executive Officer (June 2003 to March 17, 2008) of Quest Capital Corp. Quest Capital Corp. trades on the Toronto Stock Exchange and Amex under the symbol QC. Quest Capital Corp. is a public mortgage investment company. Since December 1996, he has served as President and Director of Ionic Management Corp. (formerly Quest Management Corp.), a management company that provides various consulting, administrative, management and related services to publicly-traded companies. Mr. Bayley currently serves as Director and/or officer on numerous other public companies, four of which are reporting issuers under U.S. securities laws. None of the other companies Mr. Bayley is affiliated with are affiliates of ours. Mr. Bayley is a Director of TransAtlantic, which provided financing to our company in March 2003 and purchased Debentures in October 2003.
     John K. Campbell: Mr. Campbell has been a Director of our company since April 2000 and was President of Gothic from April 2000 to July 2001. Mr. Campbell has been the President and Director of TransAmerica Industries Ltd. since 1986.
     In connection with our October 2003 Debenture financing and under the terms of the transaction, two persons were designated to serve as Directors of our company. At present, both of such Director positions are vacant and the holders of the Debentures have not designated any persons to fill the vacancies.
     Our Board of Directors has not adopted procedures by which security holders may recommend nominees to our Board of Directors.
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
     Our Board of Directors has adopted an Audit Committee Charter. Our Audit Committee Charter, as adopted on April 22, 2004, was attached as Annex A to our Proxy Statement dated June 14, 2004. Under our Audit Committee Charter, our Audit Committee’s responsibilities include, among other responsibilities, the appointment, compensation and oversight of the work performed by our independent auditor, the adoption and assurance of compliance with a pre-approval policy with respect to services provided by the independent auditor, at least annually, obtain and review a report by our independent auditor as to relationships between the independent auditor and our company so as to assure the independence of the independent auditor, review the annual audited and quarterly financial statements with our management and the independent auditor, and discuss with the independent auditor their required disclosure relating to the conduct of the audit.
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

Item 10 — Executive Compensation:
     The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2007 who received total compensation exceeding $100,000 for the year ended December 31, 2007 and who served in such capacities at December 31, 2007.
SUMMARY COMPENSATION TABLE
Annual Compensation

Nonqualified
Name						Non-Equity	Deferred
and				Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael K. Paulk, President and CEO(2)	2007 2006	$150,000 $125,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$150,000 $125,000

Steven P. Ensz Executive Vice President and CFO(2)	2007 2006	$150,000 $125,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$150,000 $125,000

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. See Note 1 to Notes to Financial Statements for the year ended December 31, 2006.

(2)	Messrs. Paulk and Ensz are also Directors of our company; however they receive no additional compensation for serving in those capacities.
     We do not have any employment contracts with any of our executive officers or other significant employees.

Outstanding Equity Awards at December 31, 2007.
     The following table provides information with respect to our named executive officers above regarding outstanding equity awards held at December 31, 2007.

	Option Awards				Stock Awards
					Number	Market	Equity
					of	value of	Incentive
					shares	shares	Plan	Equity Incentive
		Equity			or units	or units	Awards:	Plan Awards:
	Number of	Incentive			of	of	Number of	Market or
	securities	Plan Awards:			Stock	Stock	Unearned	payout value of
	underlying	Number of			held	held	Shares,	Unearned
	unexercised	Securities			that	that	Units or	Shares, Units or
	Options	Underlying	Option		have	have	Other Rights	Other Rights
	(#)	Unexercised	Exercise	Option	not	not	That Have	That Have Not
	Exercisable/	Unearned	Price	Expiration	vested	vested	Not Vested	Vested
Name	Unexercisable	Options (#)	($)	Date	(#)	($)	(#)	($)
(a)	(b-c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael K. Paulk	250,000	-0-	0.45	4/22/09	-0-	-0-	-0-	-0-
Steven P. Ensz	250,000	-0-	0.45	4/22/09	-0-	-0-	-0-	-0-
Director Compensation
     The following table provides information with respect to compensation of our Directors during the year ended December 31, 2007. The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

	Fees				Non-
	earned			Non-Equity	Qualified
	or paid	Stock	Option	Incentive Plan	Deferred	All Other
	in cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)(1)	($)(1)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Brian E. Bayley	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John K. Campbell	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. See Note 1 to Notes to Financial Statements for the year ended December 31, 2007.
     Our Directors do not receive any cash compensation for serving in that capacity; however, they are reimbursed for their out-of-pocket expenses in attending meetings. Pursuant to the terms of our 2001 Stock Incentive Plan, each non-employee Director who is first elected or appointed after February 1, 2002 automatically receives an option grant for 50,000 shares on the date such person joins the Board. In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-

employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 5,000 shares. Each such option has a term of ten years, subject to earlier termination following such person’s cessation of Board service, and is subject to certain vesting provisions.
Item 11 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:
          The following table sets forth certain information regarding beneficial ownership of our common stock as of May 20, 2008 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our Directors and officers, and (c) by all Directors and officers as a group. As of May 20, 2008, we had 52,997,673 common shares outstanding.

			Percentage of
	Number of Shares		Outstanding
Name and Address(1)(2)	Owned		Shares(3)

Michael K. Paulk	2,398,875	(4)	4.5%

Steven P. Ensz	3,398,313	(5)	6.4%

Brian E. Bayley Suite 300 — 570 Granville Street Vancouver, BC V6C 3P1	1,645,625	(6)	3.1%

John K. Campbell 750 West Pender Street — Suite 710 Vancouver, BC V6C 2T7	115,528	(7)	0.2%

TransAtlantic Petroleum Corp(8) 1550, 340 — 12th Avenue, SW Calgary, Alberta T2R 1L5	2,237,136	(9)	4.2	%(10)

All Directors and officers as a group (4 persons)	7,558,341		14.3%

(1)	This tabular information is intended to conform with Rule 13d-3 promulgated under the Securities Exchange Act of 1934 relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2)	Unless otherwise indicated, the address for each of the above is c/o American Natural Energy Corporation, 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136.

(3)	The percentage of outstanding shares calculation is based upon 52,997,673 shares outstanding as of May 20, 2008, except as otherwise noted.

(4)	Includes 250,000 shares issuable at an exercise price of $0.45 on exercise of an option.

(5)	Includes 250,000 shares issuable at an exercise price of $0.45 on exercise of an option.

(6)	Excludes 60,000 shares held by Mr. Bayley’s wife and 50,000 shares held by a trust for the benefit of Mr. Bayley’s minor children, as to all of which Mr. Bayley disclaims a beneficial interest.

(7)	Includes 65,528 shares held by Mr. Campbell and 50,000 shares issuable on exercise of options at an exercise price of $0.68 per share.

(8)	TransAtlantic is a corporation whose shares are publicly traded on the Toronto Stock Exchange under the symbol TNP.U. Its Directors are Michael Winn, Brian Bayley, Scott Larsen and Alan C. Moon.

(9)	Includes 2,237,136 shares held by TransAtlantic. Mr. Bayley, one of our Directors, is also a Director of TransAtlantic and also disclaims a beneficial interest in the Debentures and shares.

(10)	The percentage of outstanding shares calculation is based upon 52,997,673 shares outstanding as of May 20, 2008.

Dune Energy Debenture Holdings
          Dune Energy holds, as of December 31, 2007, $7,895,000 principal amount as of our 8% Convertible Subordinated Debentures December 31, 2007 which are secured by substantially all of our assets. The principal of the Debentures was due and payable on September 30, 2006 and is currently in default. In a Schedule 13D filing by Dune Energy with the U.S. Securities and Exchange Commission, Dune Energy stated, “Given Dune Energy’s past investment in this joint development project, coupled with the potential for substantial oil and gas within the area of mutual interest, Dune Energy has determined that it is in its best interests to acquire the Purchased Debentures and the corresponding security interest in the Lease.” Dune Energy further disclosed in the Schedule 13D that, “except for the foregoing, neither it nor any control person of it has any plan or proposal which relates to or which would have the effect of any acquisition of additional, or disposition of any, securities of ours, does not have any plan or proposal which relates to or would result in an extraordinary transaction involving us, does not have any plan or proposal which relates to or would result in a sale or transfer of a material amount of our assets, does not have any plan or proposal which relates to or would result in any change in our present board of directors or management, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board, does not have any plan or proposal which relates to or would result in a material change in our present capitalization or dividend policy...” Dune Energy further disclosed that it does not have any plan or proposal which relates to or would result in a material change in our business or corporate structure, does not have any plan or proposal which relates to or would result in a change in our charter, by-laws or instruments corresponding thereto which may impede the acquisition of us by any person, does not have any plan or proposal which relates to or would result in causing a class of our securities to be de-listed from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, and does not have any plan or proposal which relates to or would result in a class of our equity securities becoming eligible for termination or registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934, as amended.
Securities Authorized for Issuance Under Equity Compensation Plans
     We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 2001 Stock Incentive Plan. See Note 8 to the Notes to Financial Statements for further information on the material terms of this plan.
     The following table provides information as of December 31, 2007 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:
Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
	Number of securities		remaining available
	to be issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted-average	compensation plans
	options, warrants	exercise price of	(excluding securities
	and	outstanding options,	reflected in column
Plan Category	rights	warrants and rights	(a))

Equity compensation plans approved by security holders	1,050,000	$0.46	3,950,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,050,000	$0.46	3,950,000

Item 12 — Certain Relationships and Related Transactions:
On May 4, 2006, we entered into a note payable with Mike Paulk, our President and a Director, in the amount of $198,000. On August 9, 2006, Mr. Paulk loaned us an additional $10,000. In November 2006, $12,000 was repaid. Interest accrues at the rate of 10% per annum.
We paid Mr. Paulk $21,885 in interest in 2007 on the loans provided to us.
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
Item 14. Principal Accountant Fees and Services
          The following sets forth fees we incurred for services provided by Malone & Bailey, PC for the years ended December 31, 2007, and 2006, our independent registered public accountants at those year ends. Also included are fees we incurred for services provided by PricewaterhouseCoopers LLP for the review of December 31, 2005 financial results included in the annual filing for the year ended December 31, 2006.

		Audit Related
	Audit Fees	Fees	Tax Fees
2007	$46,000	—	$26,000
2006	$110,000	—	$35,000
          Our Board of Directors believes that the provision of the services during the years ended December 31, 2007 and December 31, 2006 is compatible with maintaining the independence of Malone & Bailey, PC. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by Malone & Bailey, PC and PricewaterhouseCoopers LLP included under the caption Audit Fees include services rendered for the audit of our annual financial statements, the review of our quarterly financial reports, the issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission. Tax fees include services rendered by PricewaterhouseCoopers LLP related to Canadian tax matters.

American Natural Energy Corporation
Consolidated Financial Statements
December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of American Natural Energy Corporation
Tulsa, Oklahoma
We have audited the accompanying consolidated balance sheets of American Natural Energy Corporation (the Company), and the related consolidated statements of operations and other Comprehensive Income, stockholders’ deficit, and cash flows for years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Natural Energy Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred substantial losses during 2007 and 2006, has a working capital deficiency and an accumulated deficit at December 31, 2007 and is in default with respect to certain debenture obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
May 20, 2008

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
	$	$
ASSETS
Current assets:
Cash and cash equivalents	136,856	491
Accounts receivable — joint interest billing, net of allowance for doubtful accounts of $26,195 in 2007	8,822	427,736
Accounts receivable — oil and gas sales	48,794	555,453
Prepaid expenses and other	67,722	98,593
Oil inventory	12,273	9,004

Total current assets	274,467	1,091,277

Proved oil and gas properties using the full cost method, net of accumulated depletion, depreciation, amortization and impairment of $20,087,252 and $19,809,614 respectively	2,819,355	3,016,913
Unproved oil and gas properties	9,095	3,430,582

Equipment and other fixed assets, net of accumulated depreciation of $764,931 and $659,025	523,551	452,005
Deposits	—	20,000

Total assets	3,626,468	8,010,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	2,066,376	3,201,002
Revenues payable	3,347,371	4,767,006
Accrued interest	1,533,229	705,153
Insurance note payable	17,700	40,491
Notes payable (Note 7)	75,217	1,107,628
Note payable — related party (Note 10)	195,850	195,850
Asset retirement obligation (Note 6)	—	451,740
Taxes due on dissolution of subsidiary (Note 9)	190,252	302,870
Convertible secured debentures (Note 7)	10,825,000	10,825,000
Other current liabilities	113,785	364,007

Total current liabilities	18,364,780	21,960,747

Asset retirement obligation (Note 6)	1,753,110	1,288,795

Total liabilities	20,117,890	23,249,542

Commitments and contingencies (Notes 9 and 12)

Stockholders’ deficit:

Common stock
Authorized — 250,000,000 shares with par value of $0.001 Issued and outstanding — 52,997,673 shares	52,997	52,997
Additional paid-in capital	20,321,226	20,321,226
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(41,151,844)	(37,922,798)
Accumulated other comprehensive income	4,286,199	2,309,810

Total stockholders’ deficit	(16,491,422)	(15,238,765)

Total liabilities and stockholders’ deficit	3,626,468	8,010,777

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income

	December 31, 2007	December 31, 2006
	$	$
Revenues:
Oil and gas sales	1,219,461	1,622,252
Operations income	132,104	160,900
Interest income and other income	1,324	56

	1,352,889	1,783,208

Expenses:
Lease operating expense	470,730	345,854
Production taxes	102,968	103,111
General and administrative	1,227,298	1,596,639
Foreign exchange loss	1,976,389	46,379
Interest and bank charges	991,711	1,260,704
Related party interest	21,885	13,426
Depreciation, depletion, and amortization — oil and gas properties	277,319	457,519
Accretion of asset retirement obligation	164,445	180,585
Depreciation and amortization — other assets	159,655	338,587
Gain on settlement of debt	(836,660)	(108,087)
Doubtful accounts expense	26,195	—

Total expenses	4,581,935	4,234,717

Net loss	(3,229,046)	(2,451,509)

Other comprehensive income— net of tax:
Foreign exchange translation	1,976,389	46,379

Other comprehensive income	1,976,389	46,379

Comprehensive loss	(1,252,657)	(2,405,130)

Net loss per share — basic and diluted	(0.06)	(0.05)

Weighted average number of shares outstanding — basic and diluted	52,997,673	51,884,888

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Deficit

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

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Deficit (cont.)

					Accumu-
					lated
					Other	Total
			Additional	Accumu-	compre-	stock-
	Common stock		paid-in	lated	hensive	holders’
	Shares	Amount	capital	Deficit	income	deficit
		$	$	$	$	$
Balance — December 31, 2006	52,997,673	52,997	20,321,226	(37,922,798)	2,309,810	(15,238,765)
Foreign exchange translation gain	—	—	—	—	1,976,389	1,976,389
Net loss (total comprehensive loss of $1,252,657)	—	—	—	(3,229,046)	—	(3,229,046)

Balance — December 31, 2007	52,997,673	52,997	20,321,226	(41,151,844)	4,286,199	(16,491,422)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows

	December 31, 2007	December 31, 2006
	$	$
Cash flows from operating activities:
Net loss	(3,229,046)	(2,451,509)
Non cash items:
Depreciation, depletion and amortization	436,974	796,106
Accretion of asset retirement obligation	164,445	180,585
Foreign exchange loss	1,976,389	46,379
Gain on settlement of notes payable	(836,660)	—
Amortization of discount on convertible secured debentures	—	205,169
Doubtful accounts expense	26,195	—
Non-cash compensation expense	—	469
Changes in non-cash working capital items:
Accounts receivable	632,840	26,535
Oil inventory	(2,950)	597
Prepaid expenses	28,246	112,012
Accounts payable, revenues payable and accrued Liabilities	(1,014,434)	2,783,243

Net cash provided by (used) in operating activities	(1,818,001)	1,699,586

Cash flows from investing activities:
Purchase and development of oil and gas properties	(310,462)	(1,500,813)
Purchase of equipment and other fixed assets	(252,702)	(8,998)
Proceeds from sale of fixed assets	21,500	—
Proceeds from sale of participation rights	2,946,418	162,500

Net cash provided by (used) in investing activities	1,404,754	(1,347,311)

Cash flows from financing activities:
Issuance of notes payable	—	220,601
Payments of notes payable	(443,660)	(697,760)
Change in bank overdrafts outstanding	(6,728)	(59,893)

Net cash used in financing activities	(450,388)	(537,052)

Effect of exchange rate changes on cash	—	—

Increase (decrease) in cash and cash equivalents	136,365	(184,777)

Cash and cash equivalents beginning of period	491	185,268

Cash and cash equivalents end of period	136,856	491

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows (continued)

	December 31, 2007	December 31, 2006
	$	$
Supplemental disclosures:

Interest paid (net of amount capitalized)	117,078	342,954
Income taxes paid	—	—

Non cash financing and investing activities:
Principal amount of 8% debentures converted to common stock	—	350,000
Accounts payable refinanced as notes payable	—	339,850
Prepaid expenses financed	21,988	166,143
Change in accounts payable resulting from direct payment of obligation by third party	553,581	—
Change in accounts payable resulting from the purchase and development of oil and gas properties	(1,055,632)	(350,092)
ARO Liability-changes in estimates	151,870	—
The accompanying notes are an integral part of these consolidated financial statements.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

Cash and cash equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at time of acquisition. Cash and cash equivalents are deposited with two institutions and the balance at one institution does exceed the federally insured limits at December 31, 2007 by $34,000. While balances may periodically exceed the federal depository insurance limit, the Company has not experienced any losses on deposits.

Oil and natural gas properties

The Company follows the full cost method of accounting for oil and natural gas properties. The Company defers the costs of exploring for and developing oil and natural gas reserves until such time as proved reserves are attributed to the properties. At that time, the deferred

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
costs are amortized on a unit-of-production basis. Such costs include land acquisition costs, geological and geophysical costs, costs of drilling wells, asset retirement costs, interest costs on major development projects and overhead charges directly related to acquisition, exploration and development activities. The average composite rate used for depletion, depreciation and amortization was $15.12 and $17.60 per equivalent bbl in 2007 and 2006, respectively.

The capitalized costs are assessed quarterly to determine whether it is likely such costs will be recovered in the future. To the extent there are costs which are unlikely to be recovered in the future, they are written off as an impairment to the carrying value of oil and gas properties. There was no impairment recorded in 2007 or 2006.

In certain instances, the Company may capitalize interest on the cost of unevaluated oil and natural gas properties excluded from amortization, based on the Company’s weighted average cost of borrowings used to finance the expenditures. For the years ended December 31, 2007 and 2006, the Company did not capitalize any interest to its unevaluated properties.

Unevaluated oil and natural gas properties are reviewed on an annual basis for impairment.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

Revenue recognition

Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company’s share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company’s entitled share and the overproduced balance exceeds the Company’s share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Imbalances at December 31, 2007 and 2006 were insignificant. The Company’s policy is to expense the pro-rata share of lease operating costs from all wells as incurred.

The Company’s oil production is sold under market sensitive or spot price contracts. Oil sales to Teppco Crude Oil, L.P. (“Teppco”) and Texon L.P. of $1,199,893 and $1,525,194 in 2007 and 2006, respectively, accounted for 98% and 94% of total oil and gas sales. The Company’s accounts receivable are primarily due from exploration and production companies which own an interest in the properties the Company operates and from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company’s exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless they are anti-dilutive. Due to losses in 2007 and 2006, options were excluded from the calculation of diluted earnings per share as they were anti-di1utive.

Comprehensive income (loss)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as a component of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The Company had other comprehensive income of $1,976,389 and $46,379 for the years ended December 31, 2007 and 2006, respectively, as a result of foreign exchange translation gains. As of December 31, 2007 and 2006, accumulated other comprehensive income was comprised solely of foreign currency translation gains.

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

For the twelve months ended December 31, 2006, the Company recognized compensation costs of $469 related to stock options issued prior to January 1, 2006. There is no unrecognized compensation costs related to stock options not yet vested as all stock options are vested at December 31, 2007.

There was no stock option activity for the years 2007 or 2006. At December 31, 2007, there were 1,050,000 options outstanding and exercisable with a weighted average exercise price of $0.46. The weighted average remaining contractual term for these options at December 31, 2007 was 1.33 years. These options had no intrinsic value at December 31, 2007.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
New pronouncements

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

Reclassification of Prior Period Statements

Certain reclassifications of prior period financial statements balances have been made to conform to current reporting practices.

2	Going Concern

The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses in 2007 and 2006, totalling approximately $3.2 and $2.5 million, respectively, has a working capital deficiency and an accumulated deficit at December 31, 2007 and 2006, and is in default of the payment terms of its 8% convertible secured debentures as further discussed below, all of which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Management’s strategy is to obtain additional financing or participation with industry partners. Certain covenants included in the 8% convertible secured debentures limit the amount of additional indebtedness the Company can incur to $2 million. As of May 19, 2008, the Debentures have not been repaid or refinanced and are in default. It is management’s intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties, including the ExxonMobil Corp. area of mutual interest (the “AMI”), grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
assurance that the Company will obtain additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

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

On March 8, 2006, the Company agreed to participate in a 3D seismic survey. Upon the completion of the survey and seismic interpretation, ExxonMobil Corp. and the Company agreed to formally extend their Joint Development Agreement by two years to November 2009.

4	Exploration and development agreement

On October 19, 2005 the Company executed the definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, Inc. (“Dune Energy”), providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres. Pursuant to the terms of the Agreement, Dune Energy agreed to pay to the Company a prospect fee in the amount of $1.0 million, of which $225,000 was paid on September 14, 2005, $225,000 was paid on September 30, 2005, $225,000 was paid on October 19, 2005, $162,500 was paid on November 30, 2005 and $162,500 was paid on January 10, 2006. These amounts reduced the Company’s unproved oil and gas properties. In the event the Company and Dune Energy elect to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy agreed to pay to the Company an additional prospect fee of $500,000. The terms of the Agreement were amended September 14, 2006 to waive the additional prospect fee in exchange for Dune Energy paying 100% of the costs of expanded 3D seismic survey over the Bayou Couba area discussed above.

The area of mutual interest created by the Agreement, in which the Company and Dune Energy have agreed to share all rights, title and interest owned or acquired on an equal basis, includes the Company’s Bayou Couba lease acreage of approximately 1,319 acres, the acreage covered by the Company’s Joint Development Agreement with ExxonMobil Corporation (“ExxonMobil”) of approximately 11,486 acres, as well as any additional acreage offered to the Company or Dune Energy by ExxonMobil as the result of the acquisition of additional 3D seismic data by the parties under the terms of the Agreement. If either party acquires any interests in lands included in the area of mutual interest created by

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
the Agreement, the acquiring party is required to notify the non-acquiring party which will have the opportunity to participate in the acquisition by paying its proportionate share of the price for such properties. On June 26, 2007 Dune Energy increased its participation to 75% of the Company’s interest under these agreements, excluding the area under the Bayou Couba lease itself where it retains a participation of 50% of the Company’s interest, with the payment of $3 million. On September 1, 2007 Dune Energy was elected successor operator under the joint development agreement and Dune Energy paid the Company an additional $500,000. These payments reduced the Company’s unproved oil and gas properties.

The Agreement provides that either party can propose drilling prospects with the non-proposing party given the right to participate in the drilling prospect and pay its proportionate share of all drilling and completion costs. Dune Energy is presently the operator of each drilling prospect and completed well, subject to the rights of ExxonMobil and the Company under the joint development agreement.

The Agreement will remain in effect so long as the Company’s Joint Development Agreement with ExxonMobil remains in effect. The Agreement excludes certain specified existing wells of the Company, certain litigation rights of the Company, and the Company’s production facility and equipment and personal property. The Company’s interest in the area of mutual interest created by the Agreement is subject to the terms of other agreements to which the Company is a party.

5	Equipment and other fixed assets

The carrying value of equipment and other fixed assets as of December 31, 2007 and 2006 included the following components:

	2007	2006
	$	$
Computer and office furniture and equipment	163,060	163,060
Leasehold improvements	5,520	5,520
Barges and field equipment	739,748	734,748
Gas gathering and production facility expansion	380,154	207,702

	1,288,482	1,111,030

Less: Accumulated depreciation	(764,931)	(659,025)

	523,551	452,005

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
6	Asset retirement obligations

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for the years ended December 31, 2007 and 2006 are shown below.

	For the years ended December 31,
	2007	2006
	$	$
Asset retirement obligations, January 1	1,740,535	1,548,647
Additions and revisions	(151,870)	11,303
Settlements and disposals	—	—
Accretion expense	164,445	180,585

Asset retirement obligations, December 31	1,753,110	1,740,535

7	Notes payable and long-term debt

Notes payable and long-term debt as of December 31, 2007 and 2006 consisted of the following:

	2007	2006
	$	$
Accounts payable refinanced as notes payable	75,217	1,007,628
Note payable — Officer of Company (Note 10)	195,850	195,850
Note payable — Citizens Bank of Oklahoma	—	100,000
8% Convertible secured debentures	10,825,000	10,825,000
Total notes payable and long-term debt	11,096,067	12,128,478

Less: Current portion	(11,096,067)	(12,128,478)

Total notes payable and long-term debt, net of current portion	—	—

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

In June 2005, the Debentures were amended with approval by approximately 86% of the Debenture holders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of Common Stock to $0.15 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with the Company pursuant to which the third party is granted the right to drill one or more wells on Company properties and commenced that drilling activity. On June 23, 2005, stockholders of the Company voted to amend the Certificate of Incorporation to increase the number of shares of Common Stock of the Company from 100 million to 250 million and adjust par value from $0.01 to $0.001 per share. This increase in authorized shares, along with the approval of the TSX Venture Exchange to the transactions, provided final approval of the Debenture amendments. Under the amendments, 72,166,667 shares were issuable upon full conversion of the Debentures at the reduced conversion price; however the conversion rights expired on September 29, 2006 and were not renewed.

The amendments to the Debentures resulted in the extinguishment of debt and recognition of a loss of $1,147,000. As a result of the extinguishment and recognition of loss, these Debentures were recorded at their fair market value on June 23, 2005 reflecting the present value of future cash flows and the option value of the underlying convertible shares.

The Company failed to meet any of the interest payments due quarterly from June 30, 2006 through May 19, 2008 on its outstanding Debentures. In addition, the Company failed to repay or redeem the Debentures by the due date of September 30, 2006 and as of May 19, 2008 the Debentures are still outstanding. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default resulting from the Company’s failure to timely pay interest due on June 30, 2006, occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of the Company’s assets. The principal amount of the Debentures outstanding at December 31, 2007 was $10,825,000

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
and accrued and unpaid interest at that date amounts to $1,515,000. Subsequent to June 30, 2006 through May 19, 2008, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable and the Company remains in default under the interest and repayment terms of its Debentures.

During 2007, Dune Energy acquired from the Debenture holders $4,895,000 principal amount of Debentures, bringing Dune Energy’s total holdings of our Debentures outstanding to $7,895,000 principal amount as of December 31, 2007.

Notes payable

On February 2, 2005, the Company entered into a $100,000 unsecured short-term note with a NYP floating interest rate with Citizens Bank of Oklahoma. The note and interest were paid in full on July 6, 2007.

On August 24, 2005, the Company entered into a note payable with Parker Drilling Company for $507,000, which included the conversion of an accounts payable balance of $486,000 due to Parker Drilling Company. Monthly payments of $25,000 which include interest at the rate of 7% per annum were to be made through June 2007. On July 9, 2007 the Company and Parker Drilling Company entered into a settlement agreement whereby the Company paid $50,000 in full satisfaction of the outstanding note payable to Parker Drilling Company of $395,000 resulting in a gain on extinguishment of $345,000.

On November 16, 2005, the Company agreed to convert its $420,000 accounts payable balance to Ambar Drilling Fluids to a note payable. Beginning November 16, 2005, interest accrued at 4% per annum with payment of principal balance and interest due on or before May 16, 2006. On July 17, 2007 the Company and Ambar Drilling Fluids entered into a settlement agreement whereby the Company paid $112,000 in full satisfaction of the outstanding note payable to Ambar Drilling Fluids, resulting in a gain on extinguishment of $310,000.

On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum were to be made through December 2006. At May 19, 2008, nine payments were past due.

On October 4, 2006, the Company converted its $139,000 accounts payable balance to Landmark Graphics to a note payable. Payments include interest at the rate of 15% per annum. This note was paid in full on December 20, 2007.

On October 30, 2007, the Company entered into an agreement to finance its insurance premiums totaling $22,000. This note is subject to monthly payments, which include interest at the rate of 7.5% per annum.

8	Capital stock

Options

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
The Company adopted the 2001 Stock Incentive Plan during the year ended December 31, 2001. For options granted under the plan, the option price shall not be less than the discounted market price, as allowed by the TSX Venture Exchange, on the grant date. The expiration date for each option will be set by the board at the time of issue of the option and cannot be more than 5 years after the grant date. The maximum number of shares that may be issued pursuant to options granted under the plan will be 5,000,000 shares or such additional amount as may be approved from time to time by the shareholders of the Company. The number of shares issuable to any one optionee under the plan cannot exceed 5% of the total number of issued and outstanding shares on a non-diluted basis. The number of shares that can be issued under the plan within a one year period, in aggregate, shall not exceed 20% of the then outstanding options issued under the plan and, to any optionee who is an insider, shall not exceed 5% of the then outstanding options issued under the plan.

Stock option activity for the years ended December 31, 2007 and 2006 is as follows:

		Weighted
		Average
	Number of	Exercise price
	Options	$
Outstanding — December 31, 2005	1,600,000	0.50

Expired	(300,000)	0.62

Outstanding — December 31, 2006	1,300,000	0.49

Expired	(250,000)	0.61

Outstanding — December 31, 2007	1,050,000	0.46

Exercise prices of options outstanding at December 31, 2007 ranged from $0.45 to $0.68. At December 31, 2007 and 2006, 1,050,000 and 1,293,750 options have vested and are exercisable at a weighted average price of $0.46 and $0.49, respectively. The weighted average remaining contractual life of options granted at December 31, 2007 and 2006 is 16 and 27 months, respectively.

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

The Company rents office space under a long-term operating lease that expires July 2009. At December 31, 2007, the future minimum lease payments required under the operating

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
lease amounted to $136,000 of which $86,000 is to be paid in 2008, and $50,000 is to be paid in 2009.
Rent expense on all operating leases amounted to approximately $96,000 and $101,000 in 2007 and 2006, respectively.
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

The Company agreed that, after repayment to the Company of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba Lease and the 23.5 square mile area of mutual interest with Dune Energy, including payments made by the Company to all creditors of all classes under the plan, the former holders of equity securities of Couba will be entitled to a working interest in the wells in the Bayou Couba Lease equal to 25% of the working interest obtained by the Company directly from Couba at the time of confirmation and as a result of the plan of reorganization of Couba, and a 25% interest in the Company’s interest in the 23.5 square mile area of mutual interest held by the Company on the effective date of the plan

On January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic Resources Inc. (“Gothic”). In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic have been reviewed by the Canada Customs and Revenue Agency (“CRA”). The CRA has assessed Gothic $190,000 (Cdn$187,000) in additional taxes and interest based on the review of such returns. At December 31, 2006, the Company had accrued $302,000 for this potential exposure and the corresponding difference of $112,000 reduced selling, general and administrative expense for the periods ended December 31, 2007.

The Company, as an owner or lessee of oil and gas properties, is subject to various federal, states and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations, may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
The Company is a defendant in a number of legal proceedings which management considers to be routine litigation that is incidental to its business. Management does not expect to incur any material liability as a consequence of such litigation.

10	Related party transactions

On May 4, 2006, the Company entered into a note payable with Mike Paulk, an officer of the Company, in the amount of $198,000. On August 9, 2006 Mike Paulk loaned an additional $10,000 to the Company. In November 2006, $12,000 was repaid. Interest accrues at the rate of 10% per annum. Note payable was due May 31, 2007, after that date is due on demand.

The Company paid Mike Paulk $21,885 in interest in 2007 on the loans provided to the Company.

11	Income taxes

The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 are presented below:

	2007	2006
	$	$
Deferred tax assets
Asset retirement costs	665,481	660,707
Foreign exchange loss	1,168,510	418,273
Acquisition, exploration and development costs and related depreciation, depletion and amortization	7,210,046	7,107,758
Contribution carryovers	3,162	3,162
Change in accounting principle	123,894	123,894
Net operating loss carryforwards	6,123,450	6,885,024

Deferred tax asset	15,294,543	15,198,819

Less: Valuation allowance	(15,294,543)	(15,198,819)

Total deferred tax asset (liability)	—	—

The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The differences for the years ended December 31, 2007 and 2006 are summarized as follows:

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	2007	2006
	$	$
Federal tax benefit at statutory rate	1,097,876	953,170
State taxes, net of federal taxes	114,567	125,261
Other	(4,941)	122,306
Less: valuation allowance	(1,207,502)	(1,200,737)

Total provision for income taxes	—	—

As of December 31, 2007, the Company has a net operating loss carry-forward of approximately $17,711,408 which is available to reduce future taxable income, if any, through 2028. Management has determined that it is more likely than not that the benefit of the deferred tax asset will not be realized and thus has provided a 100% valuation allowance against the deferred tax asset. If certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carry-forward which can be utilized.

12	Subsequent Events

On January 29, 2008, the Company entered into a settlement with Canary Wellhead Equipment whereby the Company settled outstanding invoices and costs of $49,000 with a one time payment of $10,000. The entire amount was unpaid at December 31, 2007.

13	Disclosures About Oil and Gas Producing Activities (Unaudited)

Net Capitalized Costs

The following summarizes net capitalized costs as of December 31, 2007 and 2006.

	2007	2006
	$	$
Oil and gas properties
Proved	22,906,607	22,826,527
Unproved	9,095	3,430,582

Total	22,915,702	26,257,109

Less accumulated depreciation, depletion and amortization and impairment	(20,087,252)	(19,809,614)

Net capitalized costs	2,828,450	6,447,495

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
Unproved Property Costs

The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2007. All costs represent investment in unproved property in Louisiana and will be evaluated over several years as the properties are explored. Property acquisition costs of $78,513 and $314,825 at December 31, 2007 and 2006 respectively, have been reduced by $3.5 million received from the sale of participation rights to Dune Energy and $162,500 for a prospect fee received from Dune Energy as of December 31, 2007 and 2006 respectively. (See Note 4).

	2007	2006	Prior Years	Total
	$	$	$	$
Property acquisition costs	(3,421,487)	152,325	1,849,047	(1,420,115)
Capitalized interest	—	—	1,429,210	1,429,210

	(3,421,487)	152,325	3,278,257	9,095

Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	2007	2006
	$	$
Development costs	231,949	988,221
Exploration costs	—	—
Acquisition costs
Proved	—	—
Unproved	—	—

	231,949	988,221

Results of Operations from Oil and Gas Producing Activities

The Company’s results of operations from oil and gas producing activities are presented below for the years 2007 and 2006. The following table includes revenues and expenses associated directly with the Company’s oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

	2007	2006
	$	$
Oil and gas sales	1,219,461	1,622,252
Operations income	132,104	160,900
Lease operating expenses	(470,730)	(345,854)
Production taxes	(102,968)	(103,111)
Depreciation, depletion and amortization	(441,764)	(638,104)

Results of operations from oil and gas activities, excluding corporate overhead and interest costs	336,103	696,083

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

Proved oil and gas reserves represent the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under current economic and operating conditions. Proved developed oil and gas reserves are those expected to be recovered through existing equipment and operating methods. All of the Company’s oil and natural gas producing activities are located in the United States of America.
     December 31, 2007

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	328.84	1,386.93	560.00
Extensions, discoveries and other additions	—	—	—
Revisions of previous estimates	(15.66)	(614.53)	(118.08)
Production	(16.54)	(3.46)	(17.12)
Sale of reserves in place	—	—	—
Purchase of reserves in place	—	—	—

Proved reserves, end of period	296.64	768.94	424.80

Proved developed reserves:
Beginning of period	66.13	91.27	81.35

End of period	58.02	3.71	58.64

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
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

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2007 and December 31, 2006 were $94.45 and $60.00 per barrel for oil and $6.83 and $5.23 per mcf for natural gas, respectively. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS 69:

	December 31,
	2007	2006
	$	$
Future cash inflows	33,269,026	27,528,968

Future development costs	(3,772,696)	(6,470,310)
Future production costs	(12,146,111)	(7,635,562)

Net future cash flows	17,350,219	12,885,032
Less effect of a 10% discount factor	(6,201,615)	(5,399,242)

Standardized measure of discounted future net cash flows	11,148,604	7,485,790

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	December 31,
	2007	2006
	$	$
Standardized measure, beginning of period	7,485,790	16,949,441
Sales of oil and gas produced, net of production costs	(645,762)	(1,173,287)
Development costs incurred	246,853	—
Changes in future development costs	2,648,235	1,262,207
Revisions of previous quantity estimates	(3,411,393)	(1,023,508)
Net change due to extensions and discoveries	—	191,937
Net change in prices and production costs	3,066,348	(9,484,113)
Changes in production rate	391,101	—
Accretion of discount	1,276,279	763,113
Other	91,153	—

Standardized measure, end of period	11,148,604	7,485,790

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

Signature	Title	Date

/s/ Michael K. Paulk	President (Principal	May 22, 2008
Michael K. Paulk	Executive Officer) and Director

/s/ Steven P. Ensz	Director and Principal Financial	May 22, 2008
Steven P. Ensz	and Accounting Officer

/s/ Brian Bayley Brian Bayley	Director	May 22, 2008

/s/ John K. Campbell John K. Campbell	Director	May 22, 2008