Form 10-Q
period 2008-03-31
American Natural Energy Corp
filed 2008-06-09
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2008;
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
     As of June 3, 2008 52,997,673 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2008	December 31, 2007
	$	$
ASSETS
Current assets:
Cash and cash equivalents	125,277	136,856
Accounts receivable — joint interest billing, net of allowance for doubtful accounts of $26,195	7,203	8,822
Accounts receivable — oil and gas sales	300,319	48,794
Prepaid expenses and other	73,944	67,722
Oil inventory	27,679	12,273

Total current assets	534,422	274,467

Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $20,175,053 and $20,087,252	2,817,395	2,819,355
Unproved oil and natural gas properties	6,791	9,095
Equipment and other fixed assets, net of accumulated depreciation of $787,732 and $764,931	301,593	523,551

Total assets	3,660,201	3,626,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	2,358,284	2,066,376
Revenue payable	3,533,790	3,347,371
Accrued interest	1,749,730	1,533,229
Insurance note payable	11,166	17,700
Notes payable (Note 4)	75,217	75,217
Note payable — related party (Note 5)	185,851	195,850
Taxes due on dissolution of subsidiary (Note 7)	185,252	190,252
Convertible secured debentures (Note 4)	10,825,000	10,825,000
Other current liabilities	113,785	113,785

Total current liabilities	19,038,075	18,364,780

Asset retirement obligation (Note 9)	1,800,600	1,753,110

Total liabilities	20,838,675	20,117,890

Commitments and contingencies (Note 8)

Stockholders’ equity:

Common stock
Authorized — 250,000,000 shares with par value of $0.001 Issued and outstanding — 52,997,673 shares	52,997	52,997
Additional paid-in capital	20,321,226	20,321,226
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(41,324,675)	(41,151,844)
Accumulated other comprehensive income	3,771,978	4,286,199

Total stockholders’ deficit	(17,178,474)	(16,491,422)

Total liabilities and stockholders’ deficit	3,660,201	3,626,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month periods ended March 31, 2008 and March 31, 2007

	Three months ended March 31,
	2008	2007
	$	$
Revenues:
Oil and gas sales	574,532	295,279
Operations income	—	45,110

	574,532	340,389

Expenses:
Lease operating expense	505,783	62,664
Production taxes	61,210	20,706
General and administrative	309,673	311,686
Foreign exchange (gain)/loss	(514,221)	14,666
Interest and financing costs	235,038	237,912
Related party interest	4,394	4,882
Depletion, depreciation and amortization — oil and gas properties	84,827	71,644
Accretion of asset retirement obligation	47,490	46,707
Depreciation and amortization — other assets	37,441	36,252
Gain on settlement of notes payable	(24,273)	—

Total expenses	747,362	807,119

Net loss	(172,830)	(466,730)

Other comprehensive income/(loss) — net of tax:
Foreign exchange translation	(514,221)	14,666

Other comprehensive income/(loss)	(514,221)	14,666

Comprehensive loss	(687,051)	(452,064)

Basic and diluted loss per share	0.00	(0.01)

Weighted average number of shares outstanding
Basic	52,997,673	52,997,673

Diluted	52,997,673	52,997,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month periods ended March 31, 2008 and March 31, 2007

	2008	2007
	$	$
Cash flows from operating activities:
Net loss	(172,830)	(466,730)
Non cash items:
Depreciation, depletion and amortization	122,268	107,896
Accretion of asset retirement obligation	47,490	46,707
Foreign exchange (gain)/loss	(514,221)	14,666
Gain on settlement of notes payable	(24,273)	—
Changes in working capital items:
Accounts receivable	(251,643)	276,182
Oil inventory	(12,431)	2,275
Prepaid expenses	(4,485)	21,226
Accounts payable, accrued liabilities and interest	886,617	85,935

Net cash provided by (used) in operating activities	76,492	88,157

Cash flows from investing activities:
Purchase and development of oil and gas properties	(83,537)	(22,635)
Proceeds from sale of fixed assets	12,000	—

Net cash provided by (used) in investing activities	(71,537)	(22,635)

Cash flows from financing activities:
Payment of notes payable	(16,534)	(48,406)
Change in bank overdrafts Outstanding	—	(6,728)

Cash provided by (used) in financing activities	(16,534)	(55,134)

Increase (decrease) in cash and cash equivalents	(11,579)	10,388

Cash beginning of period	136,856	491

Cash end of period	125,277	10,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)
For the three-month periods ended March 31, 2008 and March 31, 2007

	2008	2007
	$	$
Supplemental disclosures:
Interest paid, net of capitalized interest	4,691	9,572

Non cash investing and financing activities:
Change in fixed assets resulting from adjustment to amounts previously billed	(172,517)
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007
1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. The unaudited condensed consolidated financial statements for the three-month period ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2008 are not indicative of the results that may be expected for the full year ending December 31, 2008.

Income tax expense

SFAS 109, Accounting for Income Taxes, requires that the Company record a valuation allowance when it is more likely than not that a portion or all of its deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2007 and March 31, 2008, the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003.

A portion of interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on outstanding borrowings. No interest was capitalized during the three months ended March 31, 2008 and March 31, 2007.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007
New pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities(“ SFAS No. 159”) . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 expands the use of fair value measurement and applies to entities that elect the fair value option. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company has determined the adoption of SFAS 159 will have no impact on its financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements, how derivatives and related hedges are accounted for under SFAS 133, and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Company does not believe the adoption of SFAS 161 will have any impact on its financial position, results of operations or cash flows.

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

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company’s debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of June 3, 2008 and are in default. As of March 31, 2008, interest in the amount of $1,732,000 on the debentures had accrued and was unpaid when due. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $173,000 for the three months ended March 31, 2008. The Company has sustained substantial losses during the year ended December 31, 2007, totaling approximately $3.2 million and has a working capital deficiency and an accumulated deficit at March 31, 2008 which leads to questions concerning the

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007
ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

8% Convertible secured debentures

In October 2003, the Company completed financing transactions of $12 million by issuing the Convertible Secured Debentures (“Debentures). The Debentures are collateralized by substantially all of the Company’s assets and have covenants limiting unsecured borrowing to $2 million and restricting the payment of dividends and capital distributions. As amended, the Debentures were repayable on September 30, 2006 with interest payable quarterly commencing December 31, 2003 at 8% per annum. The conversion rights applicable to the Debentures expired on September 29, 2006 and were not renewed.

Since June 30, 2006, the Company has not made any interest payments due under the Debenture agreement. In addition, the Company failed to repay or redeem the Debentures by the due date of September 30, 2006. Pursuant to the Indenture governing the Debentures, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007
will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures which are collateralized by substantially all of the Company’s assets. At March 31, 2008, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $1,732,000. As of June 3, 2008, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.

On December 22, 2006, Dune Energy acquired $3.0 million principal amount of the Company’s Debentures held by TransAtlantic Petroleum. In January and February, 2007, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures bringing Dune Energy’s total holdings of the Company’s Debentures outstanding to $7,895,000 principal amount as of June 3, 2008.

Notes payable

On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum were to be made through December 2006. At March 31, 2008, nine payments were past due.

5	Note payable — related party

On May 4, 2006, the Company entered into a note payable with Mike Paulk, an officer of the Company, in the amount of $198,000. On August 9, 2006 Mike Paulk loaned an additional $10,000 to the Company. To date, $22,000 has been repaid. Interest will accrue at the rate of 10% per annum.

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

On January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic Resources Inc. (“Gothic”), the Company’s Canadian subsidiary. In

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007
conjunction with the application for dissolution, the prior tax returns and tax status of Gothic have been reviewed by the Canada Customs and Revenue Agency (“CRA”). The CRA has assessed Gothic $190,000 (Cdn$187,000) in additional taxes and interest based on the review of such returns. A payment of $5,000 was made against this liability during the first quarter of 2008.

8	Commitments and contingencies

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007
The components of the change in the Company’s asset retirement obligations for the period ended March 31, 2008 are shown below.

Asset retirement obligations, January 1	1,753,110
Additions and revisions	—
Settlements and disposals	—
Accretion expense	47,490

Asset retirement obligations, March 31, 2008	1,800,600
10	Stock-based compensation

On January 1, 2006, the Company adopted FAS 123(R), which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the modified prospective application method such that FAS 123(R) applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. The Company has equity incentive plans that provide for the issuance of stock options. These plans are discussed more fully in the Company’s Form 10-KSB for the year ended December 31, 2007. All options expire five years from the date of grant. Generally, stock options granted to employees and directors vest ratably over two years from the grant date. The Company recognizes stock-based compensation expense over the vesting period of the individual grants.

No new stock options have been granted subsequent to January 1, 2006. At March 31, 2008 there were 1,050,000 options outstanding and exercisable with a weighted average exercise price of $0.46. The weighted average remaining contractual term for these options at March 31, 2008 was 1.1 years. These options had no intrinsic value at March 31, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation
General
     We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. Our debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of June 3, 2008 and are in default. As of March 31, 2008, interest in the amount of $1,732,000 on the debentures had accrued and was unpaid when due. We have no current borrowing capacity with any lender. We have incurred a net loss of $173,000 for the three months ended March 31, 2008. We have sustained substantial losses during the year ended December 31, 2007, totaling approximately $3.2 million, and we have a working capital deficiency and an accumulated deficit at March 31, 2008 which leads to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.
     The accompanying financial statements in this Report have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2007 includes an explanatory paragraph which states that we have sustained substantial losses in 2007 and 2006 and have a working capital deficiency and an accumulated deficit at December 31, 2007, that raise substantial doubt about our ability to continue as a going concern. As a result of our losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and our ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves and pay our obligations.
     As described above, we failed to repay the principal on our outstanding 8% Convertible Secured Debentures at their maturity on September 30, 2006 and also failed to meet any of the interest payments due quarterly from June 30, 2006 through June 3, 2008. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default has occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures which are collateralized by substantially all of our assets.
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

     A Comparison of Operating Results For The Three Months Ended March 31, 2008 and March 31, 2007
     We incurred a net loss of $173,000 during the three months ended March 31, 2008 compared to a net loss of $467,000 for the three months ended March 31, 2007. During the three months ended March 31, 2008, our revenues were comprised of oil and gas sales totaling $575,000 compared with oil and gas sales and operations income of $340,000 during the same period of 2007. Our oil and gas sales for the three months ended March 31, 2008 were higher as a result of higher oil prices. Our net average daily production for the three month period ended March 31, 2008 increased by 6% over the same period of the prior year, from 308 (59 net) barrels of oil equivalent per day to 379 (63 net) barrels of oil equivalent per day. Oil prices increased for the three month period ended March 31, 2008 over the same period of the prior year from $55.81 per barrel of oil equivalent to $101.02 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production. Our operations income was zero during the period ended March 31, 2008, versus $45,000 for the same period of the prior year. The decrease is attributable to Dune Energy assuming the role of operator of our wells as of September 1, 2007 as a result, we are no longer able to bill a portion of our overhead as operator to other working interest owners.
     Our total expenses were $747,000 for the three months ended March 31, 2008 compared to total expenses of $807,000 for the three months ended March 31, 2007. Our general and administrative expenses were consistent for the three months ended March 31, 2008 and 2007 at $310,000 and $312,000 respectively.
     Interest and financing costs were consistent for the three months ended March 31, 2008 and 2007 at $239,000 and $243,000 respectively. Our interest expense primarily consists of interest costs related to our 8% convertible debentures.
     Lease operating expenses of $506,000, production taxes of $61,000 and depletion, depreciation and amortization of $170,000 during the three months ended March 31, 2008 changed from $63,000, $21,000, and $155,000, respectively, during the three months ended March 31, 2007. Lease operating expenses increased on a per unit basis of production after field operations were transferred to Dune. Production taxes increased principally as a result of higher prices realized for the sale of oil during the quarter. The increase in depletion, depreciation and amortization is due to a higher amortization rate which is caused by a decrease in reserves.
     During the three months ended March 31, 2008, we had a foreign exchange gain of $514,000, compared to a $15,000 foreign exchange loss for the three months ended March 31, 2007. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange gain for the three months ended March 31, 2008 was caused by the strengthening of the US dollar against the Canadian dollar.

     During the first quarter of 2008, the Company settled $34,000 of vendor notes payable for a net gain of $24,000. There were no such gains for the same period in 2007.
Liquidity and Capital Resources
General
     A decline in oil and natural gas production decreased revenues during the year ended December 31, 2007. While production for the first quarter of 2008 was consistent with the same period for 2007, revenues were favorably impacted by an 81% increase in oil prices. To date, our production has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private and public debt and equity transactions and through an increase in vendor payables and note payables. At March 31, 2008, we do not have any available borrowing capacity and have negative working capital of approximately $18.5 million. Our current liabilities include $10.8 million of convertible secured debentures originally due on September 30, 2006, but which remain unpaid and outstanding as of June 3, 2008.
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
A Comparison of Cash Flow For The Three Months Ended March 31, 2008 and March 31, 2007
     Our net cash provided by operating activities was $76,000 for the three months ended March 31, 2008 as compared to net cash provided by operating activities of $88,000 for the three months ended March 31, 2007, a decrease of $12,000. The decrease in net cash provided by operating activities for the three months ended March 31, 2008 was primarily due to negative changes in accounts receivable and a foreign exchange gain, partially offset by positive changes in accounts payable during the period. Changes in working capital items had the effect of increasing cash flows from operating activities by $618,000 during the three months ended March 31, 2008 due to an increase in accounts payable of $887,000, partially offset by an increase in accounts receivable and other current assets. Changes in working capital items had the effect of increasing cash flows from operating activities by $386,000 during the three months ended March 31, 2007 because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.

     We used $72,000 of net cash in investing activities during the three months ended March 31, 2008 compared to net cash used of $23,000 in 2007. We used $84,000 of cash for the purchase and development of oil and gas properties, partially offset by proceeds of $12,000 received for the sale of fixed assets. The 2007 cash used in investing activities includes $23,000 for the purchase and development of oil and gas properties.
     We used $17,000 of net cash in financing activities for the three months ended March 31, 2008 compared to $55,000 of net cash used in financing activities for the same period in 2007. For the three months ended March 31, 2008 and 2007, net cash outflows from financing activities were primarily a result of payments against outstanding notes and bank overdrafts.
     We have no other commitments to expend additional funds for drilling activities for the rest of 2008.
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
     Out of the proceeds from the sale of the Debentures in 2003, we used approximately $5.9 million for the repayment of secured debt, approximately $2.1 million for the payment of accounts payable and used the balance primarily for exploration and development of our Bayou Couba oil and gas leases within the ExxonMobil Joint Development Agreement in St. Charles

Parish, Louisiana. In addition, we paid out of the proceeds a $1.7 million production payment owing to TransAtlantic. TransAtlantic retained a 10% participation right in our AMI with ExxonMobil which we granted in March 2003 as partial consideration for the $2.0 million financing entered into at that time. On both October 21 and 31, 2003, the dates the transaction was completed, the closing sale prices for our shares were $0.70 on the TSX Venture Exchange
     Purchasers of the Debentures included TransAtlantic $3.0 million principal amount, and Quest Capital Corp., $500,000 principal amount. Mr. Brian Bayley, who has been a Director of our company since June 2001, is also President and Chief Executive Officer of Quest Capital Corp. and a Director of TransAtlantic. Quest Capital Corp. is engaged in merchant banking activities in Canada and elsewhere which includes providing financial services to small and mid-cap companies operating primarily in North America. Quest Investment Corporation is a predecessor company of Quest Capital Corp.
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
     On October 19, 2005 we executed the definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres. Pursuant to the terms of the Agreement, Dune Energy agreed to pay us in installments a prospect fee in the amount of $1.0 million, all of which has been paid. Under the original Agreement, in the event we and Dune Energy elect to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy would pay to us an additional prospect fee of $500,000. However, as a result of Dune Energy paying 100% of the costs for our participation in the 3D seismic survey being conducted by SEI and described above, the terms of the Agreement between us and Dune Energy were amended to waive any additional prospect fees that may be due from Dune Energy. On June 26, 2007, Dune Energy increased its participation to 75% of our interest under these agreements, excluding the area under the Bayou Couba lease itself where it retains a participation of 50% of our interest, with the payment of $3 million. On September 1, 2007 Dune Energy was elected successor operator under the joint development agreement and Dune Energy paid us an additional $500,000. We used the proceeds from these payments to reduce outstanding obligations.

     During the year ended December 31, 2005, we converted an aggregate of approximately $1.74 million of accounts payable and other current obligations into notes payable. During the year 2006, we converted an aggregate of approximately $340,000 of accounts payable into notes payable. At March 31, 2008, $75,000 principal amount of such notes was outstanding and past due.
Future Capital Requirements and Resources
     At March 31, 2008, we do not have any available borrowing capacity under existing credit facilities and our current assets are $534,000 compared with current liabilities of $19.0 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which was due September 2006 and is currently in default and accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations aggregating to approximately $8.2 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2008. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. At March 31, 2008, we have no commitments for additional capital to fund drilling activities in 2008.
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
•	our ability to repay or extend the maturity of our Debentures which were due in September 2006 and as of June 3, 2008 are in default,

•	our ability to raise capital and fund our oil and gas well drilling and development plans,

•	our ability to fund the repayment of our current liabilities,

•	our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets or enter into a restructuring or refinancing transaction relating to our outstanding debentures and the terms of such a transaction and the price we are able to realize in such a transaction, and

•	the likelihood that the Trustee under our outstanding Debentures or the requisite holders of principal amount of Debentures will demand immediate payment of the Debentures and seek to foreclose on our assets as a consequence of our existing default in the payment of interest and redemption of the Debentures which were due on September 30, 2006 and remain in default as of June 3, 2008.
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
     Readers are cautioned that the risk factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2008 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2007, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of March 31, 2008.
Changes in Internal Control Over Financial Reporting
As of December 31, 2007 the Company identified material weaknesses in our internal controls over financial reporting. The material weaknesses relate to:
1.	Deficiencies in segregation of duties due to:
a.	the CEO and CFO’s active involvement in the preparation of the financial statements resulting in an inability to provide an independent review and quality assurance function; and

b.	a limited number of qualified accounting personnel resulting in management and accounting personnel having wide-spread access to create and post accounting entries into the accounting system and an inability to independently review and approve accounting entries.
2.	The failure to identify during the year end financial statement closing process all the journal entries required for certain complex and non-routine transactions. These entries were identified by our independent registered public accounting firm.
In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the CEO and CFO. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. As soon as our finances allow, we will hire sufficient staff and implement appropriate procedures to address the segregation of duties and improve the closing process.
There were no significant changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 3. Defaults Upon Senior Securities.
     We failed to meet the interest payments due quarterly since June 30, 2006 on our outstanding 8% Convertible Secured Debentures due September 30, 2006. In addition, we failed to repay or redeem the Debentures by the due date of September 30, 2006. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture has occurred and is continuing at the time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of our assets. At March 31, 2008, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $1,732,000. Subsequent to June 3, 2008, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.
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

AMERICAN NATURAL ENERGY CORPORATION (Registrant)
Date: June 6, 2008	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer