Form 10-Q
period 2008-06-30
American Natural Energy Corp
filed 2008-08-14
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2008;
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
As of August 12, 2008 52,997,673 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets — June 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations — Three Months and Six Months Ended June 30, 2008 and June 30, 2007	4

Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2008 and June 30, 2007	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	13

Item 4. Controls and Procedures	20

PART II — OTHER INFORMATION

Item 3. Defaults Upon Senior Securities	21

Item 6. Exhibits	22

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2008	December 31, 2007
	$	$
ASSETS
Current assets:
Cash and cash equivalents	379,495	136,856
Accounts receivable — joint interest billing, net of allowance for doubtful accounts of $26,195	15,321	8,822
Accounts receivable — oil and gas sales	—	48,794
Prepaid expenses and other	58,301	67,722
Oil inventory	12,330	12,273

Total current assets	465,447	274,467
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $20,285,628 and $20,087,252	2,832,442	2,819,355
Unproved oil and natural gas properties	4,514	9,095
Equipment and other fixed assets, net of accumulated depreciation of $865,268 and $764,931	312,963	523,551

Total assets	3,615,366	3,626,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	2,590,326	2,066,376
Revenue payable	3,340,190	3,347,371
Accrued interest	1,966,231	1,533,229
Insurance note payable	4,508	17,700
Notes payable (Note 4)	75,217	75,217
Note payable — related party (Note 5)	155,851	195,850
Taxes due on dissolution of subsidiary (Note 7)	170,252	190,252
Convertible secured debentures (Note 4)	10,825,000	10,825,000
Other current liabilities	113,785	113,785

Total current liabilities	19,241,360	18,364,780

Asset retirement obligation (Note 9)	1,849,394	1,753,110

Total liabilities	21,090,754	20,117,890

Commitments and contingencies (Note 8)

Stockholders’ deficit:

Common stock
Authorized — 250,000,000 shares with par value of $0.001 Issued and outstanding — 52,997,673 shares	52,997	52,997
Additional paid-in capital	20,321,226	20,321,226
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(41,767,596)	(41,151,844)
Accumulated other comprehensive income	3,917,985	4,286,199

Total stockholders’ deficit	(17,475,388)	(16,491,422)

Total liabilities and stockholders’ deficit	3,615,366	3,626,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month and six-month periods ended June 30, 2008 and 2007

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	$	$	$	$
Revenues:
Oil and gas sales	881,407	289,975	1,455,938	585,254
Operations income	97,024	47,349	97,024	92,459
Interest and other income	—	1,166	—	1,166

	978,431	338,490	1,552,962	678,879

Expenses:
Lease operating expense	372,584	54,030	878,368	116,694
Production taxes	97,783	23,521	158,993	44,227
General and administrative	359,564	289,116	669,236	600,802
Foreign exchange (gain) loss	146,007	941,502	(368,214)	956,168
Interest and financing costs	223,027	301,987	458,065	539,898
Related party interest	4,487	4,936	8,881	9,819
Depletion, depreciation and amortization — oil and gas properties	113,462	88,545	198,289	160,187
Accretion of asset retirement obligation	48,794	47,968	96,284	94,677
Depreciation and amortization — other assets	77,536	35,567	114,977	71,819
Gain on settlement of notes payable	(21,892)	—	(46,165)	—

Total expenses	1,421,352	1,787,172	2,168,714	2,594,291

Net loss	(442,921)	(1,448,682)	(615,752)	(1,915,412)

Other comprehensive income — net of tax:
Foreign exchange translation	146,007	941,502	(368,214)	956,168

Other comprehensive income (loss)	146,007	941,502	(368,214)	956,168

Comprehensive loss	(296,914)	(507,180)	(983,966)	(959,244)

Basic and diluted loss per share	(0.01)	(0.01)	(0.02)	(0.02)

Weighted average number of shares outstanding
Basic	52,997,673	52,997,673	52,997,673	52,997,673

Diluted	52,997,673	52,997,673	52,997,673	52,997,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six-month periods ended June 30, 2008 and 2007

	2008	2007
	$	$
Cash flows from operating activities:
Net loss	(615,752)	(1,915,412)
Non cash items:
Depreciation, depletion and amortization	313,266	232,006
Accretion of asset retirement obligation	96,284	94,677
Foreign exchange (gain)/loss	(368,214)	956,168
Gain on settlement of notes payable	(46,165)	—
Changes in working capital items:
Accounts receivable	(54,763)	498,279
Oil inventory	30	1,330
Prepaid expenses	17,573	40,952
Accounts payable, accrued liabilities and interest	1,148,452	613,913

Net cash provided by operating activities	490,711	521,913

Cash flows from investing activities:
Purchase and development of oil and gas properties	(206,882)	(184,337)
Proceeds from sale of fixed assets	12,000	—

Net cash used in investing activities	(194,882)	(184,337)

Cash flows from financing activities:
Payment of notes payable	(53,190)	(108,048)
Change in bank overdrafts outstanding	—	(229,627)

Net cash used in financing activities	(53,190)	(337,675)

Increase (decrease) in cash and cash equivalents	242,639	(99)

Cash beginning of period	136,856	491

Cash end of period	379,495	392

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the six-month periods ended June 30, 2008 and 2007

	2008	2007
	$	$
Supplemental disclosures:
Interest paid	9,376	88,707

Non cash investing and financing activities:
Change in fixed assets resulting from adjustment to amounts previously billed	(83,611)	—
Change in accounts receivable and unproved properties resulting from sale of participation right	—	3,000,000
Change in accounts payable resulting from direct payment of obligation by third party	—	553,581
Change in accounts payable resulting from the purchase of oil and gas properties	—	56,192
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008 and 2007
1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. The unaudited condensed consolidated financial statements for the six-month period ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2008 are not indicative of the results that may be expected for the full year ending December 31, 2008.

Income tax expense

SFAS 109, Accounting for Income Taxes, requires that the Company record a valuation allowance when it is more likely than not that a portion or all of its deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2007 and June 30, 2008, the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003.

A portion of interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on outstanding borrowings. No interest was capitalized during the six months ended June 30, 2008 and June 30, 2007.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008 and 2007
New pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards, No. 159, The Fair Value Option for Financial Assets and Financial Liabilities(“ SFAS No. 159”) . SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 expands the use of fair value measurement and applies to entities that elect the fair value option. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company’s adoption of SFAS 159 did not have a significant impact on its financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), an amendment of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires entities to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. The standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged but not required. SFAS 161 also requires entities to disclose more information about the location and amounts of derivative instruments in financial statements, how derivatives and related hedges are accounted for under SFAS 133, and how the hedges affect the entity’s financial position, financial performance, and cash flows. The Company does not believe the adoption of SFAS 161 will have an impact on its financial position, results of operations or cash flows.

2	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless they are anti-dilutive. Because of the net loss for the three months and six months ended June 30, 2008 and 2007, the basic and diluted average outstanding shares are considered the same, since including the impact of the outstanding options would have an antidilutive effect on the net loss per share calculation.

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company’s debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of August 12, 2008 and are in default. As of June 30, 2008, interest in the amount of $1,948,000 on the debentures had been accrued and was unpaid when due. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $616,000 for the six months ended June 30, 2008. The Company has sustained substantial losses

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008 and 2007
during the year ended December 31, 2007, totaling approximately $3.2 million and has a working capital deficiency and an accumulated deficit at June 30, 2008 which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Since June 30, 2006, the Company has not made any interest payments due under the Debenture agreement. In addition, the Company failed to repay or redeem the Debentures by the due date of September 30, 2006. Pursuant to the Indenture governing the Debentures, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008 and 2007
then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures which are collateralized by substantially all of the Company’s assets. At June 30, 2008, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $1,948,000. As of August 12, 2008, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.

On December 22, 2006, Dune Energy acquired $3.0 million principal amount of the Company’s Debentures held by TransAtlantic Petroleum. In January and February, 2007, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures bringing Dune Energy’s total holdings of the Company’s Debentures outstanding to $7,895,000 principal amount as of August 12, 2008.

Notes payable

On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum were to be made through December 2006. At June 30, 2008, nine payments were past due.

5	Note payable — related party

On May 4, 2006, the Company entered into a note payable with Mike Paulk, an officer of the Company, in the amount of $198,000. On August 9, 2006 Mike Paulk loaned an additional $10,000 to the Company. To date, $52,000 has been repaid. Interest will accrue at the rate of 10% per annum.

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
June 30, 2008 and 2007
7	Taxes Payable

On January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic Resources Inc. (“Gothic”), the Company’s Canadian subsidiary. In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic have been reviewed by the Canada Customs and Revenue Agency (“CRA”). The CRA has assessed Gothic $190,000 (Cdn$187,000) in additional taxes and interest based on the review of such returns. Payments totaling $20,000 have been made against this liability during the first two quarters of 2008.

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
June 30, 2008 and 2007
the cost of plugging and abandonment of oil and gas properties, is capitalized as part of the carrying amount of the asset at its discounted fair value. The liability is then accreted each period until the liability is settled or the asset is sold, at which time the liability is reversed.

The components of the change in the Company’s asset retirement obligations for the period ended June 30, 2008 are shown below.

Asset retirement obligations, January 1	1,753,110
Additions and revisions	—
Settlements and disposals	—
Accretion expense	96,284

Asset retirement obligations, June 30, 2008	1,849,394
10	Stock-based compensation

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

No new stock options have been granted subsequent to January 1, 2006. At June 30, 2008 there were 950,000 options outstanding and exercisable with a weighted average exercise price of $0.51. The weighted average remaining contractual term for these options at June 30, 2008 was 10 months. These options had no intrinsic value at June 30, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation
General
     We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. Our debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of August 12, 2008 and are in default. As of June 30, 2008, interest in the amount of $1,948,000 on the debentures had accrued and was unpaid when due. We have no current borrowing capacity with any lender. We have incurred a net loss of $616,000 for the six months ended June 30, 2008. We have sustained substantial losses during the year ended December 31, 2007, totaling approximately $3.2 million, and we have a working capital deficiency and an accumulated deficit at June 30, 2008 which leads to questions concerning our ability to meet our obligations as they come due.  We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.
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
     As described above, we failed to repay the principal on our outstanding 8% Convertible Secured Debentures at their maturity on September 30, 2006 and also failed to meet any of the interest payments due quarterly from June 30, 2006 through August 12, 2008. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default has occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures which are collateralized by substantially all of our assets.
     On May 1, 2007, the British Columbia Securities Commission (the “BCSC”) issued a cease trade order restricting trading in the Company’s securities by certain of its insiders until we filed the Annual Financial Statements and related annual filings. Effective July 25, 2007 TSX Venture Exchange suspended trading in our securities as a result of the Cease Trade Order issued by the BCSC. On June 10, 2008 we submitted an Application for Revocation of Cease Trade Order to the BCSC and are currently processing that application with the BCSC.

     A Comparison of Operating Results For The Six Months Ended June 30, 2008 and June 30, 2007
     We incurred a net loss of $616,000 during the six months ended June 30, 2008 compared to a net loss of $1,915,000 for the six months ended June 30, 2007. During the six months ended June 30, 2008, our revenues were comprised of oil sales and operations income totaling $1,553,000 compared with oil and gas sales and operations income of $679,000 during the same period of 2007. Our oil sales for the six months ended June 30, 2008 were higher as a result of higher oil prices and increased production. Our net average daily production for the six month period ended June 30, 2008 increased by 34% over the same period of the prior year, from 283 (53 net) barrels of oil equivalent per day to 414 (71 net) barrels of oil equivalent per day. Oil prices increased for the six month period ended June 30, 2008 over the same period of the prior year from $60.57 per barrel of oil equivalent to $114.98 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production. Our operations income was $97,000 during the period ended June 30, 2008, versus $92,000 for the same period of the prior year. Since Dune Energy’s assumption of operations of the Bayou Couba field as of September 1, 2007, we no longer bill a portion of our overhead as operator to other working interest owners. We do however, bill depreciation expense to the joint account for field equipment we own that is used for the benefit of all owners in the Bayou Couba field and which accounts for our operations income for the first two quarters of 2008.
     Our total expenses were $2,169,000 for the six months ended June 30, 2008 compared to total expenses of $2,594,000 for the six months ended June 30, 2007. Our general and administrative expenses were higher for the six months ended June 30, 2008 compared to the same period for 2007 at $669,000 and $601,000 respectively due to higher costs for professional services and regulatory filing fees.
     Interest and financing costs for the six months ended June 30, 2008 were $467,000 compared to $550,000 for the six months ended June 30, 2007. The decrease in interest expense was related to the decrease in our notes payable. Our interest expense primarily consists of interest costs related to our 8% convertible debentures.
     Lease operating expenses of $878,000, production taxes of $159,000 and depletion, depreciation and amortization of $410,000 during the six months ended June 30, 2008 changed from $117,000, $44,000, and $327,000, respectively, during the six months ended June 30, 2007. Lease operating expenses increased on a per unit basis of production after field operations were transferred to Dune. Production taxes increased principally as a result of higher prices realized for the sale of oil and higher production during the period. The increase in depletion, depreciation and amortization is due to a decrease in reserves which results in increased depletion costs, higher production during the period and an increase in fixed assets which increases depreciation expense.

          During the six months ended June 30, 2008, we had a foreign exchange gain of $368,000, compared to a $956,000 foreign exchange loss for the six months ended June 30, 2007. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange gain for the six months ended June 30, 2008 was caused by the strengthening of the US dollar against the Canadian dollar.
          During the first two quarters of 2008, the Company settled $78,000 of vendor notes payable for a net gain of $46,000. There were no such gains for the same period in 2007.
Liquidity and Capital Resources
General
          A decline in oil and natural gas production decreased revenues during the year ended December 31, 2007. However, revenues were favorably impacted by a 34% increase in oil production and a 90% increase in oil prices for the first two quarters of 2008. To date, our production has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private and public debt and equity transactions and through an increase in vendor payables and note payables. At June 30, 2008, we do not have any available borrowing capacity and have negative working capital of approximately $18.8 million. Our current liabilities include $10.8 million of convertible secured debentures originally due on September 30, 2006, but which remain unpaid and outstanding as of August 12, 2008.
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
A Comparison of Cash Flow For The Six Months Ended June 30, 2008 and June 30, 2007
          Our net cash provided by operating activities was $491,000 for the six months ended June 30, 2008 as compared to net cash provided by operating activities of $522,000 for the six months ended June 30, 2007, a decrease of $31,000. The decrease in net cash provided by operating activities for the six months ended June 30, 2008 was primarily due to negative changes in accounts receivable and a foreign exchange gain, partially offset by positive changes in accounts payable during the period. Changes in working capital items had the effect of increasing cash flows from operating activities by $1.1 million during the six months ended June

30, 2008 due to an increase in accounts payable of $1.1 million, partially offset by an increase in accounts receivable. Changes in working capital items had the effect of increasing cash flows from operating activities by $1.2 million during the six months ended June 30, 2007 because accounts receivable turnover exceeded that of accounts payable, revenues payable and accrued liabilities.
          We used $195,000 of net cash in investing activities during the six months ended June 30, 2008 compared to net cash used of $184,000 in 2007. We used $207,000 of cash for the purchase and development of oil and gas properties, partially offset by proceeds of $12,000 received for the sale of fixed assets. The 2007 cash used in investing activities includes $184,000 for the purchase and development of oil and gas properties.
          We used $53,000 of net cash in financing activities for the six months ended June 30, 2008 compared to $338,000 of net cash used in financing activities for the same period in 2007. For the six months ended June 30, 2008 and 2007, net cash outflows from financing activities were primarily a result of payments against outstanding notes and bank overdrafts.
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
          During the year ended December 31, 2005, we converted an aggregate of approximately $1.74 million of accounts payable and other current obligations into notes payable. During the year 2006, we converted an aggregate of approximately $340,000 of accounts payable into notes payable. At June 30, 2008, $75,000 principal amount of such notes was outstanding and past due.
Future Capital Requirements and Resources
          At June 30, 2008, we do not have any available borrowing capacity under existing credit facilities and our current assets are $465,000 compared with current liabilities of $19.2 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which was due September 2006 and is currently in default and accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations aggregating to approximately $8.4 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2008. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. At June 30, 2008, we have no commitments for additional capital to fund drilling activities in 2008.
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
•	our ability to repay or extend the maturity of our Debentures which were due in September 2006 and as of August 12, 2008 are in default,

•	our ability to raise capital and fund our oil and gas well drilling and development plans,

•	our ability to fund the repayment of our current liabilities,

•	our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets or enter into a restructuring or refinancing transaction relating to our outstanding debentures and the terms of such a transaction and the price we are able to realize in such a transaction, and

•	the likelihood that the Trustee under our outstanding Debentures or the requisite holders of principal amount of Debentures will demand immediate payment of the Debentures and seek to foreclose on our assets as a consequence of our existing default in the payment of interest and redemption of the Debentures which were due on September 30, 2006 and remain in default as of August 12, 2008.
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
 Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In our evaluation of disclosure controls and procedures as of December 31, 2007, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures.   The material weaknesses as noted below have not been remediated as of June 30, 2008.
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
PART II – OTHER INFORMATION
Item 3. Defaults Upon Senior Securities.
          We failed to meet the interest payments due quarterly since June 30, 2006 on our outstanding 8% Convertible Secured Debentures due September 30, 2006. In addition, we failed to repay or redeem the Debentures by the due date of September 30, 2006. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture has occurred and is continuing at the time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of our assets. At June 30, 2008, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $1,948,000. Subsequent to June 30, 2008, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.
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

AMERICAN NATURAL ENERGY CORPORATION (Registrant)

Date: August 12, 2008	/S/ Michael K. Paulk

Michael K. Paulk President and Chief Executive Officer

/S/ Steven P. Ensz

Steven P. Ensz Principal Financial and Accounting Officer