Form 10-Q
period 2008-09-30
American Natural Energy Corp
filed 2008-11-14
CIK 870732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2008;
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
     As of November 12, 2008 52,997,673 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION
QUARTERLY REPORT ON FORM 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2008	December 31, 2007
	$	$
ASSETS
Current assets:
Cash and cash equivalents	121,312	136,856
Accounts receivable — joint interest billing, net of allowance for doubtful accounts of $66,282	7,154	8,822
Accounts receivable — oil and gas sales	84,835	48,794
Prepaid expenses and other	78,647	67,722
Oil inventory	19,949	12,273

Total current assets	311,897	274,467
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $20,350,794 and $20,087,252	2,840,455	2,819,355
Unproved oil and natural gas properties	—	9,095
Equipment and other fixed assets, net of accumulated depreciation of $914,420 and $764,931	263,811	523,551

Total assets	3,416,163	3,626,468

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	2,731,316	2,066,376
Revenue payable	3,347,371	3,347,371
Accrued interest	2,182,732	1,533,229
Insurance note payable	—	17,700
Notes payable (Note 4)	75,217	75,217
Note payable — related party (Note 5)	135,851	195,850
Taxes due on dissolution of subsidiary (Note 7)	155,252	190,252
Convertible secured debentures (Note 4)	10,825,000	10,825,000
Other current liabilities	113,785	113,785

Total current liabilities	19,566,524	18,364,780

Asset retirement obligation (Note 9)	1,899,528	1,753,110

Total liabilities	21,466,052	20,117,890

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock
Authorized — 250,000,000 shares with par value of $0.001 Issued and outstanding — 52,997,673 shares	52,997	52,997
Additional paid-in capital	20,321,226	20,321,226
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(42,011,483)	(41,151,844)
Accumulated other comprehensive income	3,587,371	4,286,199

Total stockholders’ deficit	(18,049,889)	(16,491,422)

Total liabilities and stockholders’ deficit	3,416,163	3,626,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month and nine-month periods ended September 30, 2008 and 2007

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	$	$	$	$
Revenues:
Oil and gas sales	531,601	274,741	1,987,539	859,995
Operations income	31,969	39,645	128,993	132,104
Interest and other income	—	158	—	1,324

	563,570	314,544	2,116,532	993,423

Expenses:
Lease operating expense	366,769	85,776	1,245,138	202,470
Production taxes	54,080	26,032	213,072	70,259
General and administrative	285,167	274,931	954,403	875,732
Foreign exchange (gain) loss	(330,614)	745,830	(698,828)	1,701,998
Interest and financing costs	223,739	232,316	681,805	772,215
Related party interest	3,601	7,076	12,481	16,894
Depletion, depreciation and amortization — oil and gas properties	65,342	57,449	263,631	217,636
Accretion of asset retirement obligation	50,134	49,264	146,418	143,941
Depreciation and amortization — other assets	49,152	36,473	164,129	108,292
Doubtful accounts expense	40,087		40,087
Gain on settlement of notes payable	—	(836,660)	(46,165)	(836,660)

Total expenses	807,457	678,487	2,976,171	3,272,777

Net loss	(243,887)	(363,943)	(859,639)	(2,279,354)

Other comprehensive income— net of tax:
Foreign exchange translation	(330,614)	745,830	(698,828)	1,701,998

Other comprehensive income (loss)	(330,614)	745,830	(698,828)	1,701,998

Comprehensive income (loss)	(574,501)	381,887	(1,558,467)	(577,356)

Basic and diluted loss per share	0.00	(0.01)	(0.02)	(0.04)

Weighted average number of shares outstanding
Basic	52,997,673	52,997,673	52,997,673	52,997,673

Diluted	52,997,673	52,997,673	52,997,673	52,997,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine-month periods ended September 30, 2008 and 2007

	2008	2007
	$	$
Cash flows from operating activities:
Net loss	(859,639)	(2,279,354)
Non cash items:
Depreciation, depletion and amortization	427,760	325,928
Accretion of asset retirement obligation	146,418	143,941
Foreign exchange (gain)/loss	(698,828)	1,701,998
Gain on settlement of notes payable	(46,165)	(836,660)
Doubtful accounts expense	40,087	—
Changes in working capital items:
Accounts receivable	(189,510)	414,677
Oil inventory	(7,765)	3,380
Prepaid expenses	15,219	83,759
Accounts payable, accrued liabilities and interest	1,498,125	(633,430)

Net cash provided (used) by operating activities	325,702	(1,075,762)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(275,547)	(1,180,818)
Purchase of fixed assets	—	(80,250)
Proceeds from sale of fixed assets	12,000	21,500
Proceeds from sale of participation rights	—	2,946,419

Net cash provided (used) in investing activities	(263,547)	1,706,851

Cash flows from financing activities:
Payment of notes payable	(17,699)	(432,600)
Payment of notes payable — related party	(60,000)	—
Change in bank overdrafts outstanding	—	(6,728)

Net cash used in financing activities	(77,699)	(439,328)

Increase (decrease) in cash and cash equivalents	(15,544)	191,761

Cash beginning of period	136,856	491

Cash end of period	121,312	192,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)
For the nine-month periods ended September 30, 2008 and 2007

	2008	2007
	$	$
Supplemental disclosures:
Interest paid	13,019	109,144

Non cash investing and financing activities:
Change in fixed assets resulting from adjustment to amounts previously billed	(83,611)	—
Change in accounts payable resulting from direct payment of obligation by third party	—	553,581
Change in accounts payable resulting from the purchase of oil and gas properties	—	(976,320)
The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008 and 2007
1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-KSB. The unaudited condensed consolidated financial statements for the three and nine-month period ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2008 are not indicative of the results that may be expected for the full year ending December 31, 2008.

Certain financial presentations for the periods presented for 2007 have been reclassified to conform to the 2008 presentation.

Income tax expense

SFAS 109, Accounting for Income Taxes, requires that the Company record a valuation allowance when it is more likely than not that a portion or all of its deferred tax asset will not be realized. As a result of such evaluation as of December 31, 2007 and September 30, 2008, the Company concluded that it is more likely than not that no benefit from deferred tax assets will be realized. Therefore, for all periods presented, a full valuation allowance was recorded, causing the effective income tax expense to be zero.

Interest and financing costs

Interest expense is recognized in the period incurred, and consists primarily of interest cost associated with the Company’s 8% convertible secured debentures (the “Debentures”) issued in October 2003.

A portion of interest cost is capitalized on significant investments in unproved properties that were not being depreciated, depleted or amortized and on which exploration and development activities were in progress during the reporting period. The amount of interest cost to be capitalized is primarily determined using the weighted average interest rate on outstanding borrowings. No interest was capitalized during the nine months ended September 30, 2008 and September 30, 2007.

Foreign exchange and currency translation

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008 and 2007
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

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless they are anti-dilutive. Because of the net loss for the three months and nine months ended September 30, 2008 and 2007, the basic and diluted average outstanding shares are considered the same, since including the impact of the outstanding options would have an antidilutive effect on the net loss per share calculation.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008 and 2007
3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company’s debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of November 12, 2008 and are in default. As of September 30, 2008, interest in the amount of $2,165,000 on the debentures had been accrued and was unpaid when due. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $860,000 for the nine months ended September 30, 2008. The Company has sustained substantial losses during the year ended December 31, 2007, totaling approximately $3.2 million and has a working capital deficiency and an accumulated deficit at September 30, 2008 which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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
September 30, 2008 and 2007
8% per annum. The conversion rights applicable to the Debentures expired on September 29, 2006 and were not renewed.

Since June 30, 2006, the Company has not made any interest payments due under the Debenture agreement. In addition, the Company failed to repay or redeem the Debentures by the due date of September 30, 2006. Pursuant to the Indenture governing the Debentures, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures which are collateralized by substantially all of the Company’s assets. At September 30, 2008, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $2,165,000. As of November 12, 2008, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.

On December 22, 2006, Dune Energy acquired $3.0 million principal amount of the Company’s Debentures held by TransAtlantic Petroleum. In January and February, 2007, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures bringing Dune Energy’s total holdings of the Company’s Debentures outstanding to $7,895,000 principal amount as of November 12, 2008.

Notes payable

On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum were to be made through December 2006. At September 30, 2008, nine payments were past due.

5	Note payable — related party

On May 4, 2006, the Company entered into a note payable with Mike Paulk, an officer of the Company, in the amount of $198,000. On August 9, 2006 Mike Paulk loaned an additional $10,000 to the Company. To date, $72,000 has been repaid. Interest will accrue at the rate of 10% per annum.

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
September 30, 2008 and 2007
of $3 million to the Company, which was received in July 2007. On September 1, 2007 Dune Energy was elected successor operator under the joint development agreement and paid the Company $500,000. These payments reduced the Company’s unproved oil and gas properties during the periods ended June 30 and September 30, 2007.

7	Taxes Payable

On January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic Resources Inc. (“Gothic”), the Company’s Canadian subsidiary. In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic have been reviewed by the Canada Customs and Revenue Agency (“CRA”). The CRA has assessed Gothic $190,000 (Cdn$187,000) in additional taxes and interest based on the review of such returns. Payments totaling $35,000 have been made against this liability during the first three quarters of 2008.

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

The Company is a defendant in various legal proceedings which it considers to be routine litigation that is incidental to its business. The Company does not expect to incur any material liability as a consequence of such litigation.

9	Asset retirement obligations

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”). This statement applies to

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008 and 2007
obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets.

SFAS 143 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation, which for the Company consists of the cost of plugging and abandonment of oil and gas properties is capitalized as part of the carrying amount of the asset at its discounted fair value. The liability is then accreted each period until the liability is settled or the asset is sold, at which time the liability is reversed.

The components of the change in the Company’s asset retirement obligations for the period ended September 30, 2008 are shown below.

Asset retirement obligations, January 1	1,753,110
Additions and revisions	—
Settlements and disposals	—
Accretion expense	146,418

Asset retirement obligations, June 30, 2008	1,899,528
10	Stock-based compensation

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

No new stock options have been granted subsequent to January 1, 2006. At September 30, 2008 there were 950,000 options outstanding and exercisable with a weighted average exercise price of $0.51. The weighted average remaining contractual term for these options at September 30, 2008 was 6 months. These options had no intrinsic value at September 30, 2008.

Item 2. Management’s Discussion and Analysis or Plan of Operation
General
     We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. Our debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of November 12, 2008 and are in default. As of September 30, 2008, interest in the amount of $2,165,000 on the debentures had accrued and was unpaid when due. We have no current borrowing capacity with any lender. We have incurred a net loss of $860,000 for the nine months ended September 30, 2008. We have sustained substantial losses during the year ended December 31, 2007, totaling approximately $3.2 million, and we have a working capital deficiency and an accumulated deficit at September 30, 2008 which leads to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.
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
     As described above, we failed to repay the principal on our outstanding 8% Convertible Secured Debentures at their maturity on September 30, 2006 and also failed to meet any of the interest payments due quarterly from June 30, 2006 through November 12, 2008. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default has occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures which are collateralized by substantially all of our assets.
     As a consequence of filing certain annual financial statements and other reports with Canadian securities commissions and based upon orders subsequently issued on October 29, 2008 by the various Canadian securities commissions revoking the Cease Trade Orders previously issued by those securities commissions in 2007 and early 2008, we submitted a request to the TSX on October 30, 2008 for the reinstatement of trading of our shares on common stock on that exchange. The TSX will be issuing a bulletin dated November 14, 2008 on the reinstatement of trading of the Company effective at the opening, November 17, 2008.
     A Comparison of Operating Results For The Nine Months Ended September 30, 2008 and September 30, 2007
     We incurred a net loss of $860,000 during the nine months ended September 30, 2008 compared to a net loss of $2,279,000 for the nine months ended September 30, 2007. During the nine months ended September 30, 2008, our revenues were comprised of oil sales and operations income totaling $2,117,000 compared with oil and gas sales and operations income of $992,000 during the same period of 2007. Our oil sales for the nine months ended September 30, 2008 were higher as a result of higher oil prices and increased production. Our net average daily production for the nine month period ended September 30, 2008 increased by 33% over the same period of the prior year, from 249 (48 net) barrels of oil equivalent per day to 369 (64 net) barrels of oil equivalent per day. Oil prices increased for the nine month period ended September 30, 2008 over the same period of the prior year from $65.09 per barrel of oil equivalent to $116.33 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production. Our operations income was $129,000 during the period ended September 30, 2008, versus $132,000 for the same period of the prior year. Since Dune Energy’s assumption of operations of the Bayou Couba field as of September 1, 2007, we no longer bill a portion of our overhead as operator to other working interest owners. We do however, bill depreciation expense to the joint account for field equipment we own that is used for the benefit of all owners in the Bayou Couba field and which accounts for our operations income for the first three quarters of 2008.
     Our total expenses were $2,976,000 for the nine months ended September 30, 2008 compared to total expenses of $3,273,000 for the nine months ended September 30, 2007. Our general and administrative expenses were higher for the nine months ended September 30, 2008 compared to the same period for 2007 at $954,000 and $876,000 respectively due to higher costs for professional services and regulatory filing fees.
     Interest and financing costs for the nine months ended September 30, 2008 were $694,000 compared to $789,000 for the nine months ended September 30, 2007. The decrease in interest expense was related to the decrease in our notes payable. Our interest expense primarily consists of interest costs related to our 8% convertible debentures.
     Lease operating expenses of $1,245,000, production taxes of $213,000 and depletion, depreciation and amortization of $574,000 during the nine months ended September 30, 2008 changed from $202,000, $70,000, and $470,000, respectively, during the nine months ended September 30, 2007. Lease operating expenses increased on a per unit basis of production after field operations were transferred to Dune. Production taxes increased principally as a result of higher prices realized for the sale of oil and higher production during the period. The increase in depletion, depreciation and amortization is due to a decrease in reserves which results in increased depletion costs per unit of production, higher production during the period and an increase in fixed assets which increases depreciation expense.
     During the nine months ended September 30, 2008, we had a foreign exchange gain of $699,000, compared to a $1,702,000 foreign exchange loss for the nine months ended September 30, 2007. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange gain for the nine months ended September 30, 2008 was caused by the strengthening of the US dollar against the Canadian dollar.
     Through September 30, 2008, the Company settled $78,000 of vendor notes payable for a net gain of $46,000. During the same period in 2007, the Company settled $1,397,000 of vendor notes payable for a net gain of $837,000.
     We recorded an allowance for doubtful accounts of $40,000 in the third quarter of 2008. There was no such charge for the same period in 2007.
Liquidity and Capital Resources
General
     A decline in oil and natural gas production decreased revenues during the year ended December 31, 2007. However, revenues were favorably impacted by a 31% increase in oil production and a 79% increase in oil prices for the first three quarters of 2008. To date, our production has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private and public debt and equity transactions and through an increase in vendor payables and note payables. At September 30, 2008, we do not have any available borrowing capacity and have negative working capital of approximately $19.3 million. Our current liabilities include $10.8 million of convertible secured debentures originally due on September 30, 2006, but which remain unpaid and outstanding as of November 12, 2008.
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
A Comparison of Cash Flow For The Nine Months Ended September 30, 2008 and September 30, 2007

     Our net cash provided by operating activities was $326,000 for the nine months ended September 30, 2008 as compared to net cash used by operating activities of $1,076,000 for the nine months ended September 30, 2007, an increase of $1,402,000. The increase in net cash provided by operating activities for the nine months ended September 30, 2008 was primarily due to positive changes in accounts payable, partially offset by negative changes in accounts receivable during the period. Changes in working capital items had the effect of increasing cash flows from operating activities by $1.3 million during the nine months ended September 30, 2008 due to an increase in accounts payable of $1.5 million, partially offset by an increase in accounts receivable. Changes in working capital items had the effect of decreasing cash flows from operating activities by $132,000 during the nine months ended September 30, 2007 because accounts payable, revenues payable and accrued liabilities turnover exceeded that of accounts receivable.
     We used $264,000 of net cash in investing activities during the nine months ended September 30, 2008 compared to net cash provided of $1,707,000 in 2007. We used $276,000 of cash for the purchase and development of oil and gas properties, partially offset by proceeds of $12,000 received for the sale of fixed assets. The 2007 cash provided by investing activities included $2,946,000 in proceeds from the sale of participation rights (which were accounted for as a reduction in unproved properties), partially offset by $1,181,000 for the purchase and development of oil and gas properties. We used $80,000 for the purchase of fixed assets and received proceeds of $22,000 from the sale of fixed assets.
     We used $78,000 of net cash in financing activities for the nine months ended September 30, 2008 compared to $439,000 of net cash used in financing activities for the same period in 2007. For the nine months ended September 30, 2008 and 2007, net cash outflows from financing activities were primarily a result of payments against outstanding notes and bank overdrafts.
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
     During the year ended December 31, 2005, we converted an aggregate of approximately $1.74 million of accounts payable and other current obligations into notes payable. During the year 2006, we converted an aggregate of approximately $340,000 of accounts payable into notes payable. At September 30, 2008, $75,000 principal amount of such notes was outstanding and past due.
Future Capital Requirements and Resources
     At September 30, 2008, we do not have any available borrowing capacity under existing credit facilities and our current assets are $312,000 compared with current liabilities of $19.6 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which was due September 2006 and is currently in default and accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations aggregating to approximately $8.8 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2008. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. At September 30, 2008, we have no commitments for additional capital to fund drilling activities in 2008.
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
•	our ability to repay or extend the maturity of our Debentures which were due in September 2006 and as of November 12, 2008 are in default,

•	our ability to raise capital and fund our oil and gas well drilling and development plans,

•	our ability to fund the repayment of our current liabilities,

•	our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets or enter into a restructuring or refinancing transaction relating to our outstanding debentures and the terms of such a transaction and the price we are able to realize in such a transaction, and

•	the likelihood that the Trustee under our outstanding Debentures or the requisite holders of principal amount of Debentures will demand immediate payment of the Debentures and seek to foreclose on our assets as a consequence of our existing default in the payment of interest and redemption of the Debentures which were due on September 30, 2006 and remain in default as of November 12, 2008.
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
Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2007, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of September 30, 2008.
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

PART II — OTHER INFORMATION
Item 3. Defaults Upon Senior Securities.
     We failed to meet the interest payments due quarterly since June 30, 2006 on our outstanding 8% Convertible Secured Debentures due September 30, 2006. In addition, we failed to repay or redeem the Debentures by the due date of September 30, 2006. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture has occurred and is continuing at the time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of our assets. At September 30, 2008, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $2,165,000. Subsequent to September 30, 2008, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.
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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)
Date: November 12, 2008	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer