Form 10-K
period 2008-12-31
American Natural Energy Corp
filed 2009-04-28
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Mark One:

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2008; or

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes         ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, Pursuant to Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

State Issuer’s revenues for its most recent fiscal year: $2,197,546.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of April 27, 2009, was $540,577. (Non-affiliates have been determined on the basis of holdings set forth in Item 12 of this Annual Report on Form 10-K.)

The number of shares outstanding of each of the Issuer’s classes of common equity, as of April 27, 2009, was 54,057,673 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Table of Contents

		Part I	Page
Item	1.	Business	3
Item	1A.	Risk Factors	17
Item	1B	Unresolved Staff Comments	25
Item	2.	Properties	25
Item	3.	Legal Proceedings	25
Item	4.	Submission of Matters to a Vote of Security Holders	25
		Part II
Item	5.	Market for Registrant’s Common Equity, Related
		Stockholder Matters and Issuer Purchases of Equity Securities	26
Item	6	Selected Financial Data	28
Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item	7A	Quantitative and Qualitative Disclosures About Market Risk	36
Item	8.	Financial Statements and Supplementary Data	36
Item	9	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	36
Item	9A(T)	Controls and Procedures	36
Item	9B	Other Information	38
		Part III
Item	10.	Directors, Executive Officers And Corporate Governance	39
Item	11.	Executive Compensation	41
Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item	13.	Certain Relationships and Related Transactions and Director Independence	45
Item	14.	Principal Accountant Fees and Services	46
Item	15.	Exhibits and Financial Statement Schedules	46

PART I

Item 1 - Business:

American Natural Energy Corporation is engaged in the acquisition, development, exploitation and production of oil and natural gas.

Our Oil and Natural Gas Interests

Both through our ownership and as a party to joint development agreements, we hold interests in approximately 7,287 acres of land in St. Charles Parish, Louisiana. This acreage includes approximately 1,319 acres in which we hold a 72% working interest resulting from our acquisition on December 31, 2001, of the assets and outstanding stock of Couba Operating Company (“Couba") and 167 acres of leases situated between the 1,319 lease tract and lake Salvador, in which we hold a 100% working interest. It also currently includes a total of approximately 5,800 acres owned by ExxonMobil Corp. (“ExxonMobil”), including 2,560 acres to a depth of 14,000 feet, which are the subject of a Joint Development Agreement we entered into with ExxonMobil which, as extended, currently expires on November 22, 2009. Our agreement with ExxonMobil also creates an area of mutual interest in a total of approximately 11,486 acres. Since our acquisition of the Couba properties, we have entered into several participation interests with others in order to finance our drilling and exploration activities. These participation agreements are described below. We continue to need and seek material amounts of additional capital to further our oil and natural gas development and exploitation activities.

Since 2002 through December 31, 2008, we returned to production 9 (7.31 net) well bores drilled by the prior owners on the Couba properties we acquired. Our drilling activities commenced in February 2003 and as of December 31, 2008, we had drilled and completed 12 (3.13 net) wells. By December 31, 2008, our combined production from all our producing wells (21 gross, 10.45 net) was approximately 178 (36 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

Our Couba Properties. Couba, organized in 1993, was primarily engaged in the production of oil from properties located in St. Charles Parish, Louisiana. Couba’s principal acreage is the Bayou Couba Lease under which Couba owned a 72% working interest in 1,319.991 gross acres. Production from the wells commenced in 1941 and only oil and noncommercial quantities of natural gas were produced. Natural gas had never been produced in commercial quantities, and all gas production wells from the original development of the property were plugged.

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

Effective March 31, 2009 the ExxonMobil Joint Development Agreement was terminated by the mutual consent of all parties.

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

Our TransAtlantic Agreements. In March 2003, we assigned a 10% participation interest in the Bayou Couba Lease, a lease we had entered into with the State of Louisiana which has since expired, and the ExxonMobil Corp. AMI to TransAtlantic Petroleum Corp. ("TransAtlantic") in partial consideration for a $2.0 million financing. This agreement, which has a term of four years or the expiration of our agreement with ExxonMobil Corp., whichever is longer, granted to TransAtlantic the right to acquire a 10% interest in any property we acquire in the 23.5 square mile seismic survey area, including any property interests acquired through our agreement with ExxonMobil Corp.

Effective December 22, 2006, TransAtlantic sold its 10% participation interest in the AMI to Dune Energy. Dune Energy also acquired $3.0 million principal amount of our 8% Convertible Subordinated Debentures formerly held by TransAtlantic. In addition, subsequent to December 31, 2006, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures, bringing Dune Energy’s total holdings of our Debentures outstanding to $7,895,000 principal amount as of December 31, 2008. The principal of the Debentures was due and payable on September 30, 2006 and is currently in default.

Seismic Survey Participation Agreement. On March 8, 2006, we agreed to participate in a 3D seismic survey covering the 23.5 square mile area over which we and Dune Energy presently have 3D seismic coverage as well as approximately 36.5 additional square miles. The one year exclusive license to the survey results over the 60 square miles acquired by us is part of a larger regional survey being conducted by Seismic Exchange, Inc. ("SEI") which includes all of our Bayou Couba project area subject to our ExxonMobil Corp. joint development agreement. The new survey images more effectively formations deeper than are currently imaged by our 1997 3D seismic survey. As a result of Dune paying 100% of the seismic costs, the terms of the Exploration and Development Agreement between us and Dune Energy were amended to waive any additional prospect fees that may be due from Dune. Upon the completion of the survey and seismic interpretation, we and ExxonMobil Corp. agreed to extend our Joint Development Agreement by two years to November 2009.

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

As of April 27, 2009, TransAtlantic remains the beneficial holder of a total of 2,237,136 shares of our common stock.

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

Oil and Gas Reserves

The tables below set forth information as of December 31, 2008 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Summa Engineering, Inc. The calculations which Summa Engineering, Inc. used in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission ("SEC") guidelines. All estimates were prepared based upon a review of production histories and other geologic, economic, ownership and engineering data we believe to be accurate. The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves we own.

		OIL	GAS	TOTAL
		(Mbbl)	(Mmcf)	(Mbble)

Proved developed producing		31.56	1.22	31.76
Proved developed non-producing		-	-	-
Proved undeveloped		328.51	267.62	373.12
Total proved		360.07	268.84	404.88

		Proved
	Proved	Developed
	Developed	Non-	Proved	Total
	Producing	producing	Undeveloped	Proved

Estimated future net revenue(a)	$142,614	-	$8,317,262	$8,459,876
Present value of future net revenue(b)	$115,862	-	$3,884,109	$3,999,971
Standardized measure of discounted future net cash flows	$115,862	-	$3,884,109	$3,999,971

______________________________
(a) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2008. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $37.00 per barrel of oil and $5.35 per mcf of gas.

(b) Present value of future net revenues represents estimated future net revenues discounted using an annual discount rate of 10%. The present value of future net revenue is equivalent to the standardized measure of discounted future net cash flows at December 31, 2008 as there is no future income tax provision.

The future net revenue attributable to our estimated proved undeveloped reserves is calculated to be $8.3 million at December 31, 2008, with the present value thereof to be $3.9 million, based on us expending approximately $82,000 during 2010 and an additional $2.8 million in future periods to develop these reserves. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. At December 31, 2008, the capital necessary to develop these additional reserves was unavailable to us. Through December 31, 2008, we had expended approximately $14.8 million in exploration and development of the Bayou Couba properties.

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

The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2008, all of our operations and reserves are located in that area.

Drilling Activity

The following table sets forth information as to the wells we completed during the periods indicated. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2006		2007		2008
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	2.0	0.05	0.0	0.0	0.0	0.0
Non- productive	-0-	-0-	-0-	-0-	-0-	-0-
Exploratory
Productive	-0-	-0-	-0-	-0-	-0-	-0-
Non- productive	-0-	-0-	-0-	-0-	-0-	-0-

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

At December 31, 2008, combined production from all our producing wells on the property was approximately 178 (36 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

Activities During 2008 and Present Activities

Because of our limited available capital, our drilling activities are contingent on our securing industry participation or other financing for the drilling and completion costs. Such participation or financing has not yet been secured and we are unable to state at this time the expected terms of such participation or financing. At December 31, 2008, we have no commitments to expend funds for drilling activities in 2009 and presently have no plans to drill any additional wells in 2009.

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

Productive Well Data Information

The following table sets forth the interests we own in productive wells as of December 31, 2008.

Area	Well Count
	Gross(1)	Net(1)

St. Charles Parish, Louisiana	21.0	10.45

            ___________________
            (1) 18 (9.10 net) of the 21 wells have been classified as primarily oil producing wells. 3 (1.35 net) wells are classified as gas wells.

Production Volumes, Revenue, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the three years ended December 31, 2008. All of our production was from our properties located in St. Charles Parish, Louisiana.

	Year Ended December 31,
	2008	2007	2006
Net Production: (1)
Oil (Mbbl)	20.2	16.5	23.5
Natural Gas (Mmcf)	1.1	3.5	14.9
Oil Equivalent (Mbble )	20.4	17.1	26.0

Oil and Natural Gas Sales: (2)
Oil	$2,186,106	$1,199,893	$1,525,194
Natural Gas	$11,441	$19,568	$97,058
Total	$2,197,546	$1,219,461	$1,622,252

Average Sales Price:
Oil ($per Bbl)	$108.37	$72.54	$64.88
Natural Gas ($per Mcf)	$9.99	$5.65	$6.51
Oil Equivalent ($per Bble)	$107.92	$71.24	$62.41

Oil and Natural Gas Costs:
Lease operating expenses	$1,630,603	$470,730	$345,854
Production
Taxes	$223,350	$102,968	$103,111
Depreciation, depletion and amortization	$509,087	$441,764	$638,104
Average production cost per unit of production ($ per Bble)	$91.05	$33.51	$17.27

(1) Includes only production owned by us and produced to our interest, less royalties and production due others. 169, 265, and 228 barrels of oil were produced in December 2008, 2007 and 2006 but not sold until January 2009, 2008 and 2007, respectively, and are included in inventory at December 31, 2008, 2007 and 2006 at the lower of production cost and DD&A, or market.

Development, Exploration and Acquisition Expenditures

The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2007	2008
Development Costs	$1,150,721	$231,949	$405,424
Exploration Costs	-	-	-
Acquisition Costs	-	-	-
Sales of Properties	$(162,500)	$(3,500,000)	-
Capitalized Interest	-	-	-
Total	$988,221	$(3,268,051)	$405,424

Acreage

The following table sets forth as of December 31, 2008, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. "Gross" acres are the total number of acres in which we own a working interest. "Net" acres refer to gross acres multiplied by our fractional working interest.

					Total Developed and
	Developed(1)(2)		Undeveloped(1)(2)		Undeveloped
Area	Gross	Net	Gross	Net	Gross	Net
Louisiana	1,319	866	-	-	1,319	866
Total	1,319	866	-	-	1,319	866

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

Marketing

Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2008, our oil sales to Texon L.P. of $2,186,106 accounted for 99% of our total oil and gas sales. We believe we are not materially dependent upon Texon for our sales as we believe there are numerous other purchasers for our oil production at competitive prices. Our gas sales to Transcontinental Pipeline Corporation of $11,441 accounted for 1% of our total oil and gas sales. We believe that the loss of these customers would not have a material adverse effect on our results of operations or our financial position.

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

Regulation

General

Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2008, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months; however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.

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

Employees

As of December 31, 2008, we employed six persons, of whom two were executive officers and two were operations personnel and two were accounting staff. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

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

Office

Our principal office is located at 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136. Additionally, we maintain office space in The Woodlands, Texas. Our leased premises include approximately 4,899 square feet and are leased for various terms expiring in 2009. The annual aggregate rental is $96,056. The facilities are considered adequate for our present activities.

Item 1A – Risk Factors:

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

Risks Relating to Us and the Oil and Gas Industry

Our Ability to Continue as a Going Concern is Uncertain

Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2008 and 2007, totaling approximately $61,000 and $3.2 million, respectively, and had a working capital deficiency at December 31, 2008 of approximately $20.3 million. Production from our drilling program increased during 2008 compared to 2007; however, our revenue has not been sufficient to fund our operations. At December 31, 2008, we do not have any available borrowing capacity under existing credit facilities and our current assets are $154,000 compared with current liabilities of $20.4 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which was due September 2006 and is currently in default and accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $9.6 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2009. All the foregoing lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings, and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to pay our current liabilities and to continue to explore for and develop our oil and gas reserves.

The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph which states that we have sustained substantial losses in 2008 and 2007 and have a working capital deficiency and an accumulated deficit at December 31, 2008 that raise substantial doubt about our ability to continue as a going concern.

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

Our Current Liabilities as of December 31, 2007 Exceed Our Current Assets by $20.3 Million

As of December 31, 2008, our current assets were approximately $154,000 and our current liabilities were approximately $20.4 million. In order to meet our current obligations, we will need to raise additional capital. At April 27, 2009, we have no commitments from others to provide this capital and without additional capital to meet these obligations, our continued operations cannot be assured. There can be no assurance that we will be successful in raising additional capital or that the terms on which such additional capital can be raised may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to reduce our current liabilities relative to our current assets could lead creditors to refuse to extend us further credit which could materially adversely affect our operations.

Without Substantial Additional Capital We Will Be Unable To Fund The Exploration and Development Activities To Further Develop Our Area Of Mutual Interest With ExxonMobil

We also have substantial needs for funds to further develop our oil and gas prospects and opportunities identified in our AMI with ExxonMobil. At December 31, 2008, we have no plans or commitments for drilling activities in 2009 and currently lack the funds to engage in such activities. Any capital expenditures must be funded from monies raised through industry participations, borrowings or equity capital. To the extent additional funds are required to further exploit and develop the ExxonMobil AMI, it is management's plan to raise additional capital through the sale of our equity securities or the sale of interests in our drilling activities, however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future. Our inability to raise additional capital will limit and perhaps prevent us from further development of the AMI.

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

  political conditions in oil producing regions, including the Middle East;
  the domestic and foreign supply of oil and gas;
  the level of consumer demand;
  weather conditions;
  domestic and foreign government regulations;
  the price and availability of alternative fuels;
  overall economic conditions; and
  international political conditions.

In addition, various factors may adversely affect our ability to market our oil and gas production, including:

  the capacity and availability of oil and gas gathering systems and pipelines;
  our ability to produce oil and gas in commercial quantities and to enhance and maintain production from existing wells and wells proposed to be drilled;
  the effect of federal and state regulation of production and transportation;
  general economic conditions;
  changes in supply due to drilling by other producers;
  the availability of drilling rigs and related crews; and
  changes in demand.

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

Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets.

At December 31, 2008, based on the report of Summa Engineering, Inc., we claimed total estimated proved reserves of 404.88 Mbble of oil and gas. Through December 31, 2008, we were able to return to production 9 (7.31 net) well bores drilled by prior owners on the Couba properties we acquired, and we had successfully completed 12 (3.13 net) wells. As of that time, our combined production from all our producing wells was approximately 178 (36 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.

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

Readers are cautioned that the risk factors and uncertainties referred to above, as well as the risk factors described elsewhere in this Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2009 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1B - Unresolved Staff Comments:

We have no unresolved staff comments and, as a smaller reporting company, are not required to respond to this Item.

Item 2 - Properties:

A description of our properties appears in Item 1 of this Annual Report on Form 10-K.

Item 3 - Legal Proceedings:

No legal proceedings are pending against us other than ordinary litigation incidental to our business, the outcome of which we believe will not have a material adverse effect on us.

Item 4 - Submission of Matters to a Vote of Security Holders:

No matter was submitted during the fourth quarter of the year ended December 31, 2008 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities:

Our common shares are traded on the TSX Venture Exchange, Inc. under the symbol ANR.U. Our common shares are not currently traded on any United States stock exchange or in the over-the-counter market in the United States, and, accordingly, there is currently no public market for our common shares in the United States.

The reported high and low sales prices, reported in United States dollars, for our common shares, as reported by the TSX Venture Exchange, on a calendar quarterly basis for the calendar year ended December 31, 2006 and through July 25, 2007 (the last date of trading on the Exchange) and November 17, 2008 (the date trading was reinstated on the Exchange) through April 27, 2009 were as follows.

	Prices
	High	Low	Share Volume
2006
First Quarter	$0.15	$0.05	3,822,078
Second Quarter	$0.25	$0.08	2,224,343
Third Quarter	$0.08	$0.03	5,130,461
Fourth Quarter	$0.12	$0.02	6,073,607
2007
First Quarter	$0.10	$0.05	2,347,654
Second Quarter	$0.05	$0.03	2,500,333
Third Quarter through July 25, 2007*	$0.05	$0.03	378,331
2008
Fourth Quarter beginning November 17, 2008**	$0.04	$0.01	1,946,879
2009
First Quarter	$0.02	$0.01	1,542,728

* Effective July 25, 2007, TSX Venture Exchange suspended trading in our securities as a result of the Cease Trade Order issued by the British Columbia Securities Commission.
** Effective November 17, 2008 TSX Venture Exchange reinstated trading in our securities.

As of April 27, 2009, we had 2,985 stockholders of record.

On May 1, 2007, the British Columbia Securities Commission issued a cease trade order (the "Management Cease Trade Order") restricting trading in our securities by certain of our insiders until we file the Annual Financial Statements and related annual filings. We filed a Notice of Default dated May 1, 2007 (the "Notice of Default"), and subsequently filed Default Status Report updates dated May 15, 2007 (the “First Default Status Report”), May 29, 2007 (the “Second Default Status Report”), June 12, 2007 (the “Third Default Status Report”) and June 26, 2007 (the “Fourth Default Status Report”) as required by 57-301. Effective July 25, 2007, TSX Venture Exchange suspended trading in our securities as a result of the Cease Trade Order issued by the British Columbia Securities Commission.

We had been unable to complete the Annual Financial Statements and related annual filings and were unable to file the Annual Financial Statements and related annual filings prior to June 30, 2007 due to our inability to make payment on outstanding invoices to our auditors for services previously performed. As a result of the delays in completing the Annual Financial Statements, we were also delayed in filing our interim financial statements for the three-months ended March 31, 2007, the six-months ended June 30, 2007 and the nine-months ended September 30, 2007 (the "Interim Financial Statements") which were due by May 15, 2007, August 14, 2007 and November 14, 2007, respectively. As of June 9, 2008 all of our filings were current and TSX Venture Exchange reinstated trading in our securities on November 17, 2008.

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

Issuer Purchases of Equity Securities

No purchases of shares of our Common Stock, par value $.001 per share, were made by us or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the year ended December 31, 2008.

Item 6 - Selected Financial Data:

As a smaller reporting company, we are not required to respond to this Item.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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

Our financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We have sustained substantial losses in 2008 and 2007 of approximately $61,000 and $3.2 million, respectively, and have a working capital deficiency and an accumulated deficit at December 31, 2008 which leads to questions concerning our ability to meet our obligations as they come due. At December 31, 2008, we have $10.8 million principal amount of secured Debentures outstanding that are in default and are immediately due and payable. We also have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and drilling participations, and we have no bank or other line of credit or other financing agreement providing borrowing availability with a commercial lender. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas in addition to the quantities of oil and natural gas we sell. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.

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

The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph which states that we have sustained substantial losses in 2008 and 2007 and have a working capital deficiency and an accumulated deficit at December 31, 2008 that raise substantial doubt about our ability to continue as a going concern.

Statements of Operations

A Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

We reported a net loss of $61,000 during the year ended December 31, 2008 compared to a net loss of $3,229,000 for the year ended December 31, 2007, due to the $2,519,000 unrealized foreign exchange transaction gain related to an intercompany loan denominated in Canadian Dollar. During the year ended December 31, 2008, our revenues were comprised of oil and gas sales totaling $2,198,000 compared with oil and gas sales and operations income of $1,353,000 in 2007. Our oil and gas sales and operations income for the year ended December 31, 2008 increased as a result of increased oil and gas production and higher oil prices in 2008. Production on a barrels equivalent basis increased 19% from 2007 to 2008. Oil prices increased on average 51% from 2007 to 2008. At December 31, 2008, we had 21 (10. 45 net) wells producing approximately 178 (36 net) barrels of oil equivalents per day, whereas at December 31, 2007, we had 21 (10.60 net) wells producing approximately 166 (42 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production and typically will decrease over time.

Our total expenses were $2,259,000 for the year ended December 31, 2008 as compared to $4,582,000 for the year ended December 31, 2007. Total expenses decreased by $2,323,000 which was primarily the result of a foreign exchange gain in 2008 partially offset by increased lease operating expenses, general and administrative expenses, and depreciation, depletion and amortization charges. In addition, a decrease in gain on settlement of debt had a negative impact on total expenses for the year ended December 31, 2008.

Lease operating expenses in 2008 were $1,631,000 compared to $471,000 in 2007. Lease operating expenses increased on a per unit basis of production after field operations were transferred to Dune Energy. Production taxes were $ 223,000 for the year ended December 31, 2008 compared to $103,000 for the year ended December 31, 2007. The increase is partially due to an increase in volumes. Depletion, depreciation and amortization of $722,000 in 2008 increased from $601,000 in 2007. This was primarily the result of increased production of oil and natural gas and the related depletion expense and increased depreciation related to field equipment.

Our general and administrative expenses increased from $1,227,000 in 2007 compared to $1,304,000 in 2008. The increase from 2008 to 2007 is primarily due to a reduction in the estimated Canadian taxes due on dissolution of Gothic Resources for the year ended December 31, 2007.

We had a foreign exchange gain of $2,519,000 for the year ended December 31, 2008 compared to a foreign exchange loss of $1,976,000 for the year ended December 31, 2007. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is repayable in Canadian dollars. The foreign exchange gain and loss is caused by the weakening and strengthening of the Canadian dollar against the US dollar. Effective January 31, 2005, an application has been made to liquidate the Gothic subsidiary and terminate its charter. Therefore, upon final liquidation, amounts reflected in accumulated other comprehensive income will be included in the gain or loss recognized from the disposal of the subsidiary.

We settled $78,000 of debt for a net gain of $46,000 in 2008. In 2007, we settled $1.4 million of debt for a net gain of $837,000.

Interest and financing costs decreased from $1,014,000 for the year ended December 31, 2007 to $923,000 for the year ended December 31, 2008. Interest expense was higher in 2007 due to higher debt balances during 2007 as compared to 2008.

Depreciation, depletion and amortization expense attributable to oil and gas properties increased to $509,000 during the year ended December 31, 2008 from $442,000 during the year ended December 31, 2007 due to our increased production.

We incurred a charge of $14,000 in 2008 to write-down our inventory to lower of cost or market. There was no such charge in 2007.

We recorded an allowance for doubtful accounts of $7,000 and $26,000 in 2008 and 2007 respectively.

Liquidity and Capital Resources

General

At December 31, 2008, we do not have any available borrowing capacity under existing credit facilities and our current assets are $154,000 compared with current liabilities of $20.4 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which was due September 2006 and is currently in default, and accounts payable, revenues payable, notes payable, and other current obligations aggregating to approximately $9.6 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2009.

We have substantial need for capital to develop our oil and gas prospects and opportunities we believe that have been identified in our ExxonMobil AMI. Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and through an increase in vendor payables and notes payable. We expect any future capital expenditures for drilling and development to be funded from the sale of drilling participations and equity capital. It is management's plan to raise additional capital through the sale of interests in our drilling activities or other strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

Years Ended December 31, 2008 and December 31, 2007

Our net cash provided by operating activities was $294,000 in 2008 as compared to net cash used by operating activities of $1,818,000 in 2007, an increase of $2,112,000. The increase in net cash provided by operating activities for 2008 was primarily due to positive changes in accounts payable and partially offset by a foreign exchange gain. Changes in working capital items had the effect of increasing cash flows from operating activities by $2, 178,000 during 2008 due to an increase in accounts payable of $2,159,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $356,000 during 2007 due to a decrease in accounts payable of $1,014,000 offset by a decrease in accounts receivable of $633,000.

We used $374,000 of net cash in investing activities during 2008 compared to net cash generated of $1,405,000 in 2007. The 2008 cash used in investing activities included $386,000 for the purchase and development of oil and gas properties. We received proceeds of $12,000 from the sale of fixed assets. The 2007 cash provided by investing activities included $2,946,000 in proceeds from the sale of participation rights (which were accounted for as a reduction in unproved properties), partially offset by $310,000 for the purchase and development of oil and gas properties. We used $253,000 for the purchase of fixed assets and received proceeds of $22,000 from the sale of fixed assets. The expenditures for oil and gas properties in 2008 and 2007 are primarily the result of the development of oil and gas properties acquired in prior periods.

For the year ended December 31, 2008, we used $92,000 of net cash in financing activities offset by $92,000 of net cash provided by financing activities as a result of the issuance of notes payable. For the same period in 2007, $450,000 of net cash was used in financing activities. For the years ended December 31, 2008 and 2007, net cash outflows from financing activities were primarily a result of payments against outstanding notes and bank overdrafts.

Additional information regarding liquidity and capital resources is included under the caption “Future Capital Requirements and Resources.”

How We Have Financed Our Activities

On March 19, 2009 the TSX Venture Exchange approved the issuance of 1,060,000 shares of our common stock as payment for an outstanding invoice owed to Wakabayahsi Funds LLC in the amount of $10,600. The shares were issued on March 26, 2009.

Future Capital Requirements and Resources

At December 31, 2008, we do not have any available borrowing capacity under existing credit facilities and our current assets are $154,000 compared with current liabilities of $20.4 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which was due September 2006 and is currently in default, and accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations aggregating to approximately $9.6 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2009. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. At December 31, 2008, we have no commitments for additional capital to fund drilling activities in 2009.

Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. Any capital expenditures for drilling purposes during 2009, we expect will be funded from the sale of drilling participations and equity capital. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

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

  taxable income projections in future years,
  whether the carryforward period is so brief that it would limit realization of tax benefits, future sales and operating cost projections that will produce more than enough taxable income to realize the deferred tax asset based on existing sales prices and cost structures, and our earnings history exclusive of the loss that created the future deductible amount coupled with evidence indicating that the loss is an aberration rather than a continuing condition.

Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2008 and 2007, we have a deferred tax asset of approximately $16.1 million and $15.2 million for which we have recognized a $16.1 million and $15.2 million valuation allowance, respectively.

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

Accounting Matters

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and technological advances. Revised requirements in the Final Rule include, but are not limited to:

  Oil and gas reserves must be reported using a 12-month average of the closing prices on the first day of each of such months, rather than a single day year-end price:

  Companies will be allowed to report, on a voluntary basis, probable and possible reserves, previously prohibited by SEC rules; and

  Easing the standard for the inclusion of proved undeveloped reserves (PUDs) and requiring disclosure of information indicating any progress toward the development of PUDs.

We are currently evaluating the potential impact of adopting the Final Rule. The SEC is discussing the Final Rule with the FASB and IASB staffs to align accounting standards with the Final Rule. These discussions may delay the required compliance date. Absent any change in such date, we will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009. Voluntary early compliance is not permitted.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Following the election of the Fair Value Option for certain financial assets and liabilities, the Company would report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The Company adopted SFAS 159 effective January 1, 2008 which did not have a material impact on the Company’s operating results, financial position or cash flows as the Company did not elect the Fair Value Option for any of its financial assets or liabilities.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008, which did not have a material impact on the Company’s financial statements.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk:

As a smaller reporting company, we are not required to respond to this Item.

Item 8 - Financial Statements and Supplementary Data:

The response to this Item is included in a separate section of this report. See page F-1.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

During the two fiscal years ended December 31, 2008, we have not filed any Current Report on Form 8-K reporting any change in accountants in which there was a reported disagreement or event on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A(T) – Controls and Procedures

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2008, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the " COSO Framework "). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the financial statements.

To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. As a result, we have put an implementation plan in place whereby in 2009 sufficient testing to satisfy COSO requirements will be performed. The absence of the ability to conclude as to the sufficiency of internal controls is a material weakness. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this annual report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Despite the internal control deficiencies, we believe that our financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2008 in all material respects.

Item 9B – Other Information

No information is required to be disclosed in response to this Item 9B.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance:

Directors, Executive Officers and Significant Employees

The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

Name	Age	Position
Directors and Executive Officers:
Michael K. Paulk (1)	60	President and Director
Steven P. Ensz	57	Vice President, Finance, and Chief Financial Officer and Director
Brian E. Bayley(1)	56	Director
John K. Campbell(1)	75	Director

Significant Employees:
Richard O. Mulford	56	Manager of Operations
Robert G. Snead	70	Exploitation Manager

        ________________
        (1) Member of our Audit Committee

Each Director of our company has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified.

Michael K. Paulk: Mr. Paulk was elected President and Director of our company in July 2001. From October 1994 to January 2001, when it was sold to Chesapeake Energy Corporation, he was the President and a Director of Gothic Energy Corporation ("GEC"). GEC is neither a predecessor nor affiliate of either us or our subsidiary, Gothic, and there was no affiliation between Gothic and GEC prior to January 2001. GEC was engaged, until its acquisition by Chesapeake Energy Corporation in January 2001, in the acquisition, development, exploration and production of natural gas and oil. Mr. Paulk has been engaged in the oil and gas industry for more than 19 years.

Steven P. Ensz: Mr. Ensz has been Vice-President, Finance and Chief Financial Officer of our company since July 2001 and is responsible for our financial activities. From March 1998 to January 2001, he held a similar position with GEC. From July 1991 to February 1998, he was Vice-President, Finance of Anglo-Suisse, Inc., an oil and natural gas exploration and producing company. He has held various positions within the energy industry, including President of Waterford Energy, an independent oil and gas producer, for more than 22 years. He is a certified public accountant.

Brian E. Bayley: Mr. Bayley was elected a director of the Company in June 2001. With over 25 years of business experience, Mr. Bayley has experience in areas of asset backed lending, real estate, corporate restructuring and natural resources. Mr. Bayley is currently the Co-Chairman and a director of Quest Capital Corp., a publicly traded mortgage investment corporation listed on the TSX, NYSE AMEX and AIM. From 2003 – 2008, Mr. Bayley served as the Chief Executive Officer and President of Quest Capital Corp. Mr. Bayley is currently a director and/or officer on numerous other public companies. None of the other companies Mr. Bayley is affiliated with are affiliates of ours. Mr. Bayley is a Director of TransAtlantic Petroleum (USA) Corp., which provided financing to our company in March 2003 and purchased Debentures in October 2003.

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

No Director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to our company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2008, all Section 16(a) filing requirements applicable to our officers, directors and beneficial owners of more than 10% of our equity securities were timely complied with during the fiscal year ended December 31, 2008.

Item 11 - Executive Compensation:

The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2008 who received total compensation exceeding $100,000 for the year ended December 31, 2008 and who served in such capacities at December 31, 2008.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	All Other	Total
and				Awards	Awards	Incentive Plan	Deferred	Compensation
Principal						Compensation	Compensation
Position		($)	($)	($)(1)	($)(1)	($)	Earnings	($)	($)
($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael	2008	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000
K. Paulk,	2007	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000
President
and
CEO(2)
Steven P.	2008	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000
Ensz	2007	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000
Executive
Vice
President
and
CFO(2)

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

Outstanding Equity Awards at December 31, 2008.

The following table provides information with respect to our named executive officers above regarding outstanding equity awards held at December 31, 2008.

	Option Awards				Stock Awards
Name (a)	Number of securities underlying unexercised Options (#) Exercisable/ Unexercisable (b-c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of shares or units of Stock held that have not vested (#) (g)	Market value of shares or units of Stock held that have not vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Michael K. Paulk	250,000	-0-	0.45	4/22/09	-0-	-0-	-0-	-0-
Steven P. Ensz	250,000	-0-	0.45	4/22/09	-0-	-0-	-0-	-0-

Director Compensation

The following table provides information with respect to compensation of our Directors during the year ended December 31, 2008. The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Name	Fees	Stock	Option	Non-Equity	Non-	All Other	Total
	earned	Awards	Awards	Incentive Plan	Qualified	Compensation
	or paid			Compensation	Deferred
	in cash	($)(1)	($)(1)	($)	Compensation	($)	($)
	($)				Earnings

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Brian E. Bayley	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John K. Campbell	-0-	-0-	-0-	-0-	-0-	-0-	-0-

________________
(1) Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R. See Note 1 to Notes to Financial Statements for the year ended December 31, 2008.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 27, 2009 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our Directors and officers, and (c) by all Directors and officers as a group. As of April 27, 2009, we had 54,057,673 common shares outstanding.

			Percentage of
	Number of Shares		Outstanding
Name and Address (1)(2)	Owned		Shares(3)

Michael K. Paulk	2,398,875	(4)	4.4%

Steven P. Ensz	3,398,313	(5)	6.3%

Brian E. Bayley	1,645,625	(6)	3.0%
Suite 300 - 570 Granville Street
Vancouver, BC V6C 3P1

John K. Campbell	65,528		0.1%
750 West Pender Street - Suite 710
Vancouver, BC V6C 2T7

TransAtlantic Petroleum Corp(7)	2,237,136	(8)	4.1%	(9)
1550, 340 - 12th Avenue, SW
Calgary, Alberta T2R 1L5

		Percentage of
	Number of Shares	Outstanding
Name and Address (1)(2)	Owned	Shares(3)

All Directors and officers as a group (4 persons)	7,508,341	13.9%

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

(2)	Unless otherwise indicated, the address for each of the above is c/o American Natural Energy Corporation, 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136.

(3)	The percentage of outstanding shares calculation is based upon 54,057,673 shares outstanding as of April 27, 2009, except as otherwise noted.

(4)	Includes 250,000 shares issuable at an exercise price of $0.45 on exercise of an option.

(5)	Includes 250,000 shares issuable at an exercise price of $0.45 on exercise of an option.

(6)	Excludes 60,000 shares held by Mr. Bayley’s wife and 50,000 shares held by a trust for the benefit of Mr. Bayley’s minor children, as to all of which Mr. Bayley disclaims a beneficial interest.

(7)	TransAtlantic is a corporation whose shares are publicly traded on the Toronto Stock Exchange under the symbol TNP.U. Its Directors are Michael Winn, Brian Bayley, Scott Larsen and Alan C. Moon.

(8)	Includes 2,237,136 shares held by TransAtlantic. Mr. Bayley, one of our Directors, is also a Director of TransAtlantic and also disclaims a beneficial interest in the Debentures and shares.

(9)	The percentage of outstanding shares calculation is based upon 54,057,673 shares outstanding as of April 27, 2009.

Dune Energy Debenture Holdings

Dune Energy holds, as of December 31, 2008, $7,895,000 principal amount of our 8% Convertible Subordinated Debentures which are secured by substantially all of our assets. The principal of the Debentures was due and payable on September 30, 2006 and is currently in default. In a Schedule 13D filing by Dune Energy with the U.S. Securities and Exchange Commission, Dune Energy stated, “Given Dune Energy’s past investment in this joint development project, coupled with the potential for substantial oil and gas within the area of mutual interest, Dune Energy has determined that it is in its best interests to acquire the Purchased Debentures and the corresponding security interest in the Lease.” Dune Energy further disclosed in the Schedule 13D that, “except for the foregoing, neither it nor any control person of it has any plan or proposal which relates to or which would have the effect of any acquisition of additional, or disposition of any, securities of ours, does not have any plan or proposal which relates to or would result in an extraordinary transaction involving us, does not have any plan or proposal which relates to or would result in a sale or transfer of a material amount of our assets, does not have any plan or proposal which relates to or would result in any change in our present board of directors or management, including any plans or proposals to change the number or term of directors or to fill any existing vacancies on the board, does not have any plan or proposal which relates to or would result in a material change in our present capitalization or dividend policy….” Dune Energy further disclosed that it does not have any plan or proposal which relates to or would result in a material change in our business or corporate structure, does not have any plan or proposal which relates to or would result in a change in our charter, by-laws or instruments corresponding thereto which may impede the acquisition of us by any person, does not have any plan or proposal which relates to or would result in causing a class of our securities to be de-listed from a national securities exchange or to cease to be authorized to be quoted in an inter-dealer quotation system of a registered national securities association, and does not have any plan or proposal which relates to or would result in a class of our equity securities becoming eligible for termination or registration pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 2001 Stock Incentive Plan. See Note 8 to the Notes to Financial Statements for further information on the material terms of this plan.

The following table provides information as of December 31, 2008 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	900,000	$0.45	4,100,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	900,000	$0.45	4,100,000

Item 13 - Certain Relationships and Related Transactions and Director Independence:

On May 4, 2006, we entered into a note payable with Mr. Mike Paulk, an officer of our company, in the amount of $198,000. During 2006 an additional $10,000 was loaned to us while $12,000 was repaid. During 2008 an additional $67,000 was loaned to us while $70,000 was repaid. The balance of the loan at December 31, 2008 was $193,000. Interest accrues at the rate of 10% per annum. Note payable was due May 31, 2007, after that date is due on demand.

We paid Mr. Paulk $17,505 in interest in 2008 on the loans provided to us.

Item 14. Principal Accountant Fees and Services

The following sets forth fees we incurred for services provided by Malone & Bailey, PC for the years ended December 31, 2008, and 2007, our independent registered public accountants at those year ends.

	Audit Fees	Audit Related Fees	Tax Fees

2008	$109,000	--	-
2007	$46,000	--	$26,000

Our Board of Directors believes that the provision of the services during the years ended December 31, 2008 and December 31, 2007 is compatible with maintaining the independence of Malone & Bailey, PC. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by Malone & Bailey, PC included under the caption Audit Fees include services rendered for the audit of our annual financial statements, the review of our quarterly financial reports, the issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission. Tax fees include services rendered by PricewaterhouseCoopers LLP related to Canadian tax matters.

Item 15 – Exhibits and Financial Statement Schedules:

Exhibit	Description
2.0

Second Amended Joint Plan of Reorganization Proposed by Couba Operating Company, American Natural Energy Corporation and Gothic Resources Inc. filed in the United States Bankruptcy Court, Western District of Oklahoma. Case No. 00-11837-W (Chapter 11)(4)

2.1	Order Confirming Plan, filed November 16, 2001 with U.S. Bankruptcy Court, Western District of Oklahoma(1)

3.1	Certificate of Incorporation of American Natural Energy Corporation(1)

3.2	Certificate of Amendment filed March 23, 2001(1)

3.3	Certificate of Amendment filed December 20, 2001(1)

3.4	Amended Certificate of Incorporation filed June 30, 2005.(5)

3.4	By-laws, as amended through September 13, 2004(5)

Exhibit	Description
10.1	2001 Stock Incentive Plan(1)

10.2	Leasehold Acquisition and Development Agreement with The Wiser Oil Company(1)

10.3	Assignment of Oil, Gas and Mineral Lease dated as of February 18, 2002 relating to State Lease Number 17353.(1)

10.4	Purchase and Exploration Agreement dated March 10, 2003 between the Registrant and TransAtlantic Petroleum (USA) Corp.(4)

10.5.1	Form of Subscription Agreement to purchase the Registrant’s 8% Convertible Secured Debenture due September 30, 2005.(2)

10.5.2	Trust Indenture dated as of October 8, 2003 between the Registrant and Computershare Trust Company of Canada(2)

10.5.3	Trust Indenture (Amended and Restated as of June 29, 2005) between the Registrant and Computershare Trust Company of Canada.(6)

10.6.1	Development Agreement dated November 22, 2002 between the Registrant and ExxonMobil Corporation(3)

10.6.2	Amendment dated December 19, 2003 to Development Agreement dated November 22, 2002 between the Registrant and ExxonMobil Corporation(3)

10.7	Letter Agreement between the Registrant and Dune Energy, Inc.(7)

10.7.1	Consent accepted September 12, 2005 received from ExxonMobil Production Corporation pertaining to Letter Agreement between the Registrant and Dune Energy, Inc.(7)

10.7.2	Exploration and Development Agreement between the Registrant and Dune Energy, Inc.(8)

10.8	Participation Agreement dated March 8, 2006 between the Registrant and Seismic Exchange, Inc.(9)

14.1	Code of Ethics(4)

21.0	Subsidiaries of the Registrant as of December 31, 2005:

	Name	State or Jurisdiction of Incorporation
	Gothic Resources, Inc.	Canada Business Corporations Act
	Couba Operating Company	Oklahoma

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a- 14(a)(10)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(10)

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(10)

Exhibit	Description

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(10)

__________________________
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

American Natural Energy Corporation

Consolidated Financial Statements
December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Natural Energy Corporation Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of American Natural Energy Corporation (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and other comprehensive income, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Natural Energy Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has incurred substantial losses during 2008 and 2007, has a working capital deficiency and an accumulated deficit at December 31, 2008 and is in default with respect to certain debenture obligations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC
Houston, Texas
www.malone-bailey.com
April 27, 2009

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	$	$
ASSETS
Current assets:
Cash and cash equivalents	56,162	136,856
Accounts receivable – joint interest billing, net of allowance for doubtful accounts of $7,154 and $26,195 respectively	-	8,822
Accounts receivable – oil and gas sales	18,761	48,794
Prepaid expenses and other	72,321	67,722
Oil inventory	6,268	12,273
Total current assets	153,512	274,467
Proved oil and gas properties using the full cost method, net of accumulated depletion, depreciation, amortization and impairment of $20,396,736 and $20,087,252 respectively	2,820,011	2,819,355
Unproved oil and gas properties	104,379	9,095
Equipment and other fixed assets, net of accumulated depreciation of $963,290 and $764,931 respectively	214,941	523,551

Total assets	3,292,843	3,626,468

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	3,190,328	2,066,376
Revenues payable	3,347,371	3,347,371
Accrued interest	2,399,233	1,533,229
Insurance note payable	16,746	17,700
Notes payable (Note 7)	99,717	75,217
Note payable – related party (Note 10)	192,851	195,850
Taxes due on dissolution of subsidiary (Note 9)	140,252	190,252
Convertible secured debentures (Note 7)	10,825,000	10,825,000
Other current liabilities	202,691	113,785
Total current liabilities	20,414,189	18,364,780
Asset retirement obligation (Note 6)	1,951,041	1,753,110

Total liabilities	22,365,230	20,117,890
Commitments and contingencies (Notes 9 and 12)
Stockholders’ deficit:
Common stock
Authorized – 250,000,000 shares with par value of $0.001
Issued and outstanding – 52,997,673 shares	52,997	52,997
Additional paid-in capital	20,321,226	20,321,226
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(41,213,342)	(41,151,844)
Accumulated other comprehensive income	1,766,732	4,286,199
Total stockholders’ deficit	(19,072,387)	(16,491,422)
Total liabilities and stockholders’ deficit	3,292,843	3,626,468

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income

	December 31, 2008	December 31, 2007
	$	$
Revenues:
Oil and gas sales	2,197,546	1,219,461
Operations income	-	132,104
Interest income and other income	-	1,324

	2,197,546	1,352,889

Expenses:
Lease operating expense	1,630,603	470,730
Production taxes	223,350	102,968
General and administrative	1,304,392	1,227,298
Foreign exchange (gain) loss	(2,519,467)	1,976,389
Interest and bank charges	905,741	991,711
Related party interest	17,505	21,885
Depreciation, depletion, and amortization - oil and gas properties	311,156	277,319
Accretion of asset retirement obligation	197,931	164,445
Depreciation and amortization – other assets	212,999	159,655
Gain on settlement of debt	(46,165)	(836,660)
Write-down of inventory to market	13,845	-
Doubtful accounts expense	7,154	26,195

Total expenses	2,259,044	4,581,935

Net loss	(61,498)	(3,229,046)

Other comprehensive income (loss)– net of tax:
Foreign exchange translation gain (loss)	(2,519,467)	1,976,389

Other comprehensive income (loss)	(2,519,467)	1,976,389

Comprehensive loss	(2,580,965)	(1,252,657)

Net loss per share – basic and diluted	0.00	(0.06)

Weighted average number of shares outstanding – basic and diluted	52,997,673	52,997,673

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Deficit

					Accumu-
					lated
					Other
					compre-	Total
			Additional	Accumu-	hensive	stock-
	Common stock		paid-in	lated	income	holders’
	Shares	Amount	capital	Deficit		deficit

		$	$	$	$	$

Balance - December 31, 2006	52,997,673	52,997	20,321,226	(37,922,798)	2,309,810	(15,238,765)
Foreign exchange translation gain	-	-	-	-	1,976,389	1,976,389
Net loss	-	-	-	(3,229,046)	-	(3,229,046)

Balance - December 31, 2007	52,997,673	52,997	20,321,226	(41,151,844)	4,286,199	(16,491,422)

Foreign exchange translation loss	-	-	-	-	(2,519,467)	(2,519,467)
Net loss	-	-	-	(61,498)	-	(61,498)

Balance - December 31, 2008	52,997,673	52,997	20,321,226	(41,213,342)	1,766,732	(19,072,387)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows

	December 31, 2008	December 31, 2007
	$	$
Cash flows from operating activities:
Net loss	(61,498)	(3,229,046)
Non cash items:
Depreciation, depletion and amortization	524,155	436,974
Accretion of asset retirement obligation	197,931	164,445
Foreign exchange (gain) loss	(2,519,467)	1,976,389
Gain on settlement of notes payable	(46,165)	(836,660)
Write-down of inventory to market	13,845	-
Doubtful accounts expense	7,154	26,195
Changes in non-cash working capital items:
Accounts receivable	5,353	632,840
Oil inventory	(7,840)	(2,950)
Prepaid expenses	21,890	28,246
Accounts payable, revenues payable and accrued liabilities	2,158,641	(1,014,434)

Net cash provided by (used) in operating activities	293,999	(1,818,001)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(386,424)	(310,462)
Purchase of equipment and other fixed assets	-	(252,702)
Proceeds from sale of fixed assets	12,000	21,500
Proceeds from sale of participation rights	-	2,946,418

Net cash provided by (used) in investing activities	(374,424)	1,404,754

Cash flows from financing activities:
Issuance of notes payable	91,500	-
Payments of notes payable	(91,769)	(443,660)
Change in bank overdrafts outstanding	-	(6,728)

Net cash used in financing activities	(269)	(450,388)

Effect of exchange rate changes on cash	-	-

Increase (decrease) in cash and cash equivalents	(80,694)	136,365

Cash and cash equivalents beginning of period	136,856	491

Cash and cash equivalents end of period	56,162	136,856

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows (continued)

	December 31, 2008	December 31, 2007
	$	$
Supplemental disclosures:

Interest paid	18,494	117,078

Non cash financing and investing activities:
Prepaid expenses financed	20,815	21,988
Change in accounts payable resulting from direct payment of obligation by third party	-	553,581
Change in accounts payable resulting from the purchase and development of oil and gas properties	-	(1,055,632)
ARO Liability-changes in estimates	-	151,870

The accompanying notes are an integral part of these consolidated financial statements.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Cash and cash equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at time of acquisition. Cash and cash equivalents are deposited with two institutions and the balance at either institution does not exceed the federally insured limits at December 31, 2008. While balances may periodically exceed the federal depository insurance limit, the Company has not experienced any losses on deposits.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The capitalized costs are assessed quarterly to determine whether it is likely such costs will be recovered in the future. To the extent there are costs which are unlikely to be recovered in the future, they are written off as an impairment to the carrying value of oil and gas properties. There was no impairment recorded in 2008 or 2007.

In certain instances, the Company may capitalize interest on the cost of unevaluated oil and natural gas properties excluded from amortization, based on the Company's weighted average cost of borrowings used to finance the expenditures. For the years ended December 31, 2008 and 2007, the Company did not capitalize any interest to its unevaluated properties.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Revenue recognition

Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company's share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company's entitled share and the overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Imbalances at December 31, 2008 and 2007 were insignificant. The Company's policy is to expense the pro-rata share of lease operating costs from all wells as incurred.

The Company’s oil production is sold under market sensitive or spot price contracts. Oil sales to Teppco Crude Oil, L.P. (“Teppco”) and Texon L.P. of $2,186,106 and $1,199,893 in 2008 and 2007, respectively, accounted for 99% and 98% of total oil and gas sales. The Company’s accounts receivable are primarily due from exploration and production companies which own an interest in the properties the Company operates and from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company’s exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109. FIN 48 provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Earnings (loss) per share

Basic earnings (loss) per share are computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless they are anti-dilutive. Due to losses in 2008 and 2007, options were excluded from the calculation of diluted earnings per share as they were anti-di1utive.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Comprehensive income (loss)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as a component of comprehensive income (loss) in the financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The Company had other comprehensive loss of $2,519,467 for the year ended December 31, 2008 and other comprehensive income of $1,976,389 for the year ended December 31, 2007 as a result of foreign exchange translation gains and losses. As of December 31, 2008 and 2007, accumulated other comprehensive income was comprised solely of foreign currency translation gains.

Stock-based compensation

There is no unrecognized compensation costs related to stock options not yet vested as all stock options are vested at December 31, 2008.

There was no stock option activity for the years 2008 or 2007. At December 31, 2008, there were 900,000 options outstanding and exercisable with a weighted average exercise price of $0.45. The weighted average remaining contractual term for these options at December 31, 2008 was .33 years. These options had no intrinsic value at December 31, 2008.

New pronouncements

On December 31, 2008, the Securities and Exchange Commission (SEC) issued the final rule, “Modernization of Oil and Gas Reporting” (“Final Rule”). The Final Rule adopts revisions to the SEC’s oil and gas reporting disclosure requirements and is effective for annual reports on Forms 10-K for years ending on or after December 31, 2009. The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and technological advances. Revised requirements in the Final Rule include, but are not limited to:

  Oil and gas reserves must be reported using a 12-month average of the closing prices on the first day of each of such months, rather than a single day year-end price:

  Companies will be allowed to report, on a voluntary basis, probable and possible reserves, previously prohibited by SEC rules; and

  Easing the standard for the inclusion of proved undeveloped reserves (PUDs) and requiring disclosure of information indicating any progress toward the development of PUDs.

We are currently evaluating the potential impact of adopting the Final Rule. The SEC is discussing the Final Rule with the FASB and IASB staffs to align accounting standards with the Final Rule. These discussions may delay the required compliance date. Absent any change in such date, we will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ended December 31, 2009. Voluntary early compliance is not permitted.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value (Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. Following the election of the Fair Value Option for certain financial assets and liabilities, the Company would report unrealized gains and losses due to changes in fair value in earnings at each subsequent reporting date. The Company adopted SFAS 159 effective January 1, 2008 which did not have a material impact on the Company’s operating results, financial position or cash flows as the Company did not elect the Fair Value Option for any of its financial assets or liabilities.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurements. The Company adopted the provisions of SFAS 157 on January 1, 2008, which did not have a material impact on the Company’s financial statements.

Reclassification of Prior Period Statements

Certain reclassifications of prior period financial statements balances have been made to conform to current reporting practices.

2     Going Concern

The Company has no current borrowing capacity with any lender. The Company has sustained substantial losses in 2008 and 2007, totalling approximately $61,000 and $3.2 million, respectively, has a working capital deficiency and an accumulated deficit at December 31, 2008 and 2007, and is in default of the payment terms of its 8% convertible secured debentures as further discussed below, all of which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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
December 31, 2008 and 2007

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

Effective March 31, 2009 the ExxonMobil Joint Development Agreement was terminated by the mutual consent of all parties.

4     Exploration and development agreement

On October 19, 2005 the Company executed the definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, Inc. (“Dune Energy”), providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Pursuant to the terms of the Agreement, Dune Energy agreed to pay to the Company a prospect fee in the amount of $1.0 million, of which $225,000 was paid on September 14, 2005, $225,000 was paid on September 30, 2005, $225,000 was paid on October 19, 2005, $162,500 was paid on November 30, 2005 and $162,500 was paid on January 10, 2006. These amounts reduced the Company's unproved oil and gas properties. In the event the Company and Dune Energy elect to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy agreed to pay to the Company an additional prospect fee of $500,000. The terms of the Agreement were amended September 14, 2006 to waive the additional prospect fee in exchange for Dune Energy paying 100% of the costs of expanded 3D seismic survey over the Bayou Couba area discussed above.

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

5     Equipment and other fixed assets

The carrying value of equipment and other fixed assets as of December 31, 2008 and 2007 included the following components:

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

	2008	2007
	$	$

Computer and office furniture and equipment	163,060	163,060
Leasehold improvements	5,520	5,520
Barges and field equipment	802,014	739,748
Gas gathering and production facility expansion	207,637	380,154

	1,178,231	1,288,482

Less: Accumulated depreciation	(963,290)	(764,931)

	214,941	523,551

6     Asset retirement obligations

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for the years ended December 31, 2008 and 2007 are shown below.

	For the years ended December 31,
	2008	2007
	$	$
Asset retirement obligations, January 1	1,753,110	1,740,535
Additions and revisions	-	(151,870)
Settlements and disposals	-	-
Accretion expense	197,931	164,445

Asset retirement obligations, December 31	1,951,041	1,753,110

7     Notes payable and long-term debt

Notes payable and long-term debt as of December 31, 2008 and 2007 consisted of the following:

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

	2008	2007
	$	$
Accounts payable refinanced as notes payable	75,217	75,217
Note payable – Officer of Company (Note 10)	192,851	195,850
Note payable – Citizens Bank of Oklahoma	24,500	-
8% Convertible secured debentures	10,825,000	10,825,000

Total notes payable and long-term debt	11,117,568	11,096,067
Less: Current portion	(11,117,568)	(11,096,067)

Total notes payable and long-term debt, net of current portion	-	-

8% Convertible secured debentures

The Debentures are collateralized by substantially all of the Company’s assets. The Debentures have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions.

The Company failed to meet any of the interest payments due quarterly from June 30, 2006 through April 27, 2009 on its outstanding Debentures. In addition, the Company failed to repay or redeem the Debentures by the due date of September 30, 2006 and as of April 27, 2009 the Debentures are still outstanding. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default resulting from the Company’s failure to timely pay interest due on June 30, 2006, occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of the Company’s assets. The principal amount of the Debentures outstanding at December 31, 2008 was $10,825,000 and accrued and unpaid interest at that date amounts to $2,381,000. Subsequent to June 30, 2006 through April 27, 2009, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable and the Company remains in default under the interest and repayment terms of its Debentures.

During 2007, Dune Energy acquired from the Debenture holders $4,895,000 principal amount of Debentures, bringing Dune Energy’s total holdings of our Debentures outstanding to $7,895,000 principal amount as of December 31, 2008.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Notes payable

On November 3, 2008, the Company entered into a $25,000 unsecured short-term note with a NYP floating interest rate with Citizens Bank of Oklahoma. All accrued interest is payable monthly with a final payment of outstanding principal plus all accrued interest due November 2009.

On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. Monthly payments of $8,710 which include interest at the rate of 10% per annum were to be made through December 2006. At April 27, 2009, nine payments were past due.

On October 29, 2008, the Company entered into an agreement to finance its insurance premiums totaling $21,000. This note is subject to monthly payments, which include interest at the rate of 6.8% per annum.

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

Stock option activity for the years ended December 31, 2008 and 2007 is as follows:

		Weighted
	Number of	Average
	Options	Exercise price
		$
Outstanding - December 31, 2006	1,300,000	0.49
Expired	(250,000)	0.61
Outstanding – December 31, 2007	1,050,000	0. 46
Expired	(150,000)	0.53
Outstanding – December 31, 2008	900,000	0.45

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Exercise price of options outstanding at December 31, 2008 is $0.45. At December 31, 2008 and 2007, 900,000 and 1,050,000 options have vested and are exercisable at a weighted average price of $0.45 and $0.46, respectively. The weighted average remaining contractual life of options granted at December 31, 2008 and 2007 is 4 and 16 months, respectively.

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

9     Commitments and contingencies

The Company rents office space under a long-term operating lease that expires July 2009. At December 31, 2008, the future minimum lease payments required under the operating lease amounted to $50,000 and is to be paid in 2009.

Rent expense on all operating leases amounted to approximately $101,000 and $96,000 in 2008 and 2007, respectively.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

On January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic Resources Inc. ("Gothic"). In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic have been reviewed by the Canada Customs and Revenue Agency (“CRA”). The CRA has assessed Gothic $190,000 (Cdn$187,000) in additional taxes and interest based on the review of such returns.

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

10     Related party transactions

The balance of the note payable with Mike Paulk, an officer of the Company at December 31, 2008 was $193,000. During 2008 $67,000 was loaned to the Company while $70,000 was repaid. Interest accrues at the rate of 10% per annum. Note payable is due on demand.

The Company paid Mike Paulk $17,505 in interest in 2008 on the loans provided to the Company.

11     Income taxes

The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
	$	$
Deferred tax assets
Asset retirement costs	740,615	665,481
Foreign exchange loss	212,120	1,168,510
Acquisition, exploration and development costs and related depreciation, depletion and amortization	7,319,497	7,210,046
Contribution carryovers	4,814	3,162
Change in accounting principle	123,894	123,894
Net operating loss carryforwards	7,672,315	6,123,450
Deferred tax asset	16,073,255	15,294,543
Less: Valuation allowance	(16,073,255)	(15,294,543)
Total deferred tax asset (liability)	-	-

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The differences for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	$	$

Federal tax benefit at statutory rate	(22,621)	1,097,876
State taxes, net of federal taxes	81,700	114,567
Other	724,083	(4,941)
Less: valuation allowance	(783,162)	(1,207,502)

Total provision for income taxes	-	-

As of December 31, 2008, the Company has a net operating loss carry-forward of approximately $21,791,664 which is available to reduce future taxable income, if any, through 2029. Management has determined that it is more likely than not that the benefit of the deferred tax asset will not be realized and thus has provided a 100% valuation allowance against the deferred tax asset. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carry-forward which can be utilized.

12     Subsequent Events

On March 19, 2009 the TSX Venture Exchange approved the issuance of 1,060,000 shares of the Company’s common stock as payment for an outstanding invoice owed to Wakabayahsi Funds LLC in the amount of $10,600. The shares were issued on March 26, 2009.

13     Disclosures About Oil and Gas Producing Activities (Unaudited)

Net Capitalized Costs

The following summarizes net capitalized costs as of December 31, 2008 and 2007.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

	2008	2007
	$	$
Oil and gas properties
Proved	23,216,747	22,906,607
Unproved	104,379	9,095
Total	23,321,126	22,915,702

Less accumulated depreciation, depletion and amortization and impairment	(20,396,736)	(20,087,252)

Net capitalized costs	2,924,390	2,828,450

Unproved Property Costs

The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2008. All costs represent investment in unproved property in Louisiana and will be evaluated over several years as the properties are explored. Property acquisition costs of $78,513 at December 31, 2007 have been reduced by $3.5 million received from the sale of participation rights to Dune Energy as of December 31, 2007. (See Note 4).

	2008	2007	Prior Years	Total
	$	$	$	$

Property acquisition costs	95,284	(3,421,487)	2,001,372	(1,324,831)
Capitalized interest	-	-	1,429,210	1,429,210

	95,284	(3,421,487)	3,430,582	104,379

Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	2008	2007
	$	$

Development costs	405,424	231,949
Exploration costs	-	-
Acquisition costs
Proved	-	-
Unproved	-	-

	444,547	231,949

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Results of Operations from Oil and Gas Producing Activities

The Company’s results of operations from oil and gas producing activities are presented below for the years 2008 and 2007. The following table includes revenues and expenses associated directly with the Company’s oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

	2008	2007
	$	$
Oil and gas sales	2,197,546	1,219,461
Operations income	-	132,104
Lease operating expenses	(1,630,603)	(470,730)
Production taxes	(223,350)	(102,968)
Depreciation, depletion and amortization	(509,087)	(441,764)

Results of operations from oil and gas activities, excluding corporate overhead and interest costs	(165,494)	336,103

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

December 31, 2008

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	296.64	768.94	424.80
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	83.60	(498.95)	.44
Production	(20.17)	(1.15)	(20.36)
Sale of reserves in place	-	-	-
Purchase of reserves in place	-	-	-
Proved reserves, end of period	360.07	268.84	404.88
Proved developed reserves:
Beginning of period	58.02	3.71	58.64
End of period	31.56	1.22	31.76

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

December 31, 2007
	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	328.84	1,386.93	560.00
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	(15.66)	(614.53)	(118.08)
Production	(16.54)	(3.46)	(17.12)
Sale of reserves in place	-	-	-
Purchase of reserves in place	-	-	-

Proved reserves, end of period	296.64	768.94	424.80

Proved developed reserves:
Beginning of period	66.13	91.27	81.35

End of period	58.02	3.71	58.64

Standardized Measure of Discounted Future Net Cash Flows (unaudited)

Statement of Financial Accounting Standards No. 69, Disclosures About Oil and Gas Producing Activities, ("SFAS 69") prescribes guidelines for computing the standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows and future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2008 and December 31, 2007 were $37.00 and $94.45 per barrel for oil and $5.35 and $6.83 per mcf for natural gas, respectively. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in SFAS 69:

	December 31,
	2008	2007
	$	$
Future cash inflows	14,760,889	33,269,026
Future development costs	(2,905,725)	(3,772,696)
Future production costs	(3,395,289)	(12,146,111)

Net future cash flows	8,459,875	17,350,219
Less effect of a 10% discount factor	(4,459,902)	(6,201,615)

Standardized measure of discounted future net cash flows	3,999,973	11,148,604

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	December 31,
	2008	2007
	$	$
Standardized measure, beginning of period	11,148,604	7,485,790
Sales of oil and gas produced, net of production costs	(343,593)	(645,762)
Development costs incurred	384,750	246,853
Changes in future development costs	586,846	2,648,235
Revisions of previous quantity estimates	8,102	(3,411,393)
Net change due to extensions and discoveries		-
Net change in prices and production costs	(6,056,854)	3,066,348
Changes in production rate	(1,929,518)	391,101
Accretion of discount	801,378	1,276,279
Other	(599,742)	91,153

Standardized measure, end of period	3,999,973	11,148,604

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

Signature	Title	Date

/s/ Michael K. Paulk	President (Principal	April 27, 2009
Michael K. Paulk	Executive Officer) and Director

/s/ Steven P. Ensz	Director and Principal Financial	April 27, 2009
Steven P. Ensz	and Accounting Officer

/s/ Brian Bayley	Director	April 27, 2009
Brian Bayley

/s/ John K. Campbell	Director	April 27, 2009
John K. Campbell