Form 10-Q
period 2009-03-31
American Natural Energy Corp
filed 2009-05-14
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Mark One:

☒ Quarterly  Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2009; or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒        No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐         No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐             Accelerated filer ☐             Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2009 54,057,673 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

 INDEX

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2009 and March 31, 2008	4

	Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2009 and March 31, 2008	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities	18

Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2009	December 31, 2008
	$	$

ASSETS
Current assets:
Cash and cash equivalents	17,648	56,162
Accounts receivable – oil and gas sales	65,367	18,761
Prepaid expenses and other	35,151	72,321
Oil inventory	13,407	6,268
Total current assets	131,573	153,512
Proved oil and natural gas properties, full cost method of accounting, net of
accumulated depletion, depreciation, amortization and impairment of $20,423,465 and $20,396,736	2,768,351	2,820,011
Unproved oil and natural gas properties	104,379	104,379
Equipment and other fixed assets, net of accumulated depreciation of $1,011,641 and $963,290	166,590	214,941
Deferred expenses	15,600	-

Total assets	3,186,493	3,292,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	3,461,318	3,190,328
Revenue payable	3,347,371	3,347,371
Accrued interest	2,638,299	2,399,233
Insurance note payable	10,555	16,746
Notes payable	124,717	99,717
Note payable – related party (Note 4)	260,851	192,851
Taxes due on dissolution of subsidiary	140,252	140,252
Convertible secured debentures	10,825,000	10,825,000
Other current liabilities	202,691	202,691
Total current liabilities	21,011,054	20,414,189

Asset retirement obligation	1,927,595	1,951,041
Total liabilities	22,938,649	22,365,230

Commitments and contingencies

Stockholders' equity:
Common stock (Note 5)
Authorized – 250,000,000 shares with par value of $0.001
– 54,057,673 and 52,997,673 shares issued and outstanding respectively	54,057	52,997
Additional paid-in capital	20,330,766	20,321,226
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-
reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(41,683,260)	(41,213,342)

Accumulated other comprehensive income	1,546,281	1,766,732
Total stockholders' deficit	(19,752,156)	(19,072,387)
Total liabilities and stockholders' deficit	3,186,493	3,292,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month periods ended March 31, 2009 and March 31, 2008

	Three months ended March 31,
	2009	2008
	$	$
Revenues:
Oil and gas sales	81,326	574,532
Operations income	-	-
	81,326	574,532

Expenses:
Lease operating expense	128,250	505,783
Production taxes	4,171	61,210
General and administrative	293,199	309,673
Foreign exchange (gain)/loss	(220,451)	(514,221)
Interest and financing costs	243,669	235,038
Related party interest	5,818	4,394
Depletion, depreciation and amortization – oil and gas properties	23,596	84,827
Accretion of asset retirement obligation	13,272	47,490
Depreciation and amortization – other assets	48,351	37,441
Write-down of inventory to market	11,369	-
Gain on settlement of notes payable	-	(24,273)

Total expenses	551,244	747,362

Net loss	(469,918)	(172,830)

Other comprehensive income/(loss) –
net of tax:
Foreign exchange translation	(220,451)	(514,221)

Other comprehensive income/(loss)	(220,451)	(514,221)

Comprehensive loss	(690,369)	(687,051)

Basic and diluted loss per share	(0.01)	0.00

Weighted average number of shares
outstanding
Basic	53,056,562	52,997,673
Diluted	53,056,562	52,997,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month periods ended March 31, 2009 and March 31, 2008

	2009	2008
	$	$

Cash flows from operating activities:
Net loss	(469,918)	(172,830)
Non cash items:
Depreciation, depletion and amortization	71,947	122,268
Accretion of asset retirement obligation	13,272	47,490
Foreign exchange (gain)/loss	(220,451)	(514,221)

Write-down of inventory to market	11,369	-
Gain on settlement of notes payable	-	(24,273)
Changes in working capital items:
Accounts receivable	(46,606)	(251,643)
Oil inventory	(15,374)	(12,431)
Prepaid expenses	21,570	(4,485)
Accounts payable, accrued
liabilities and interest	520,657	886,617

Net cash provided by (used) in operating activities	(113,534)	76,492

Cash flows from investing activities:
Purchase and development of oil and gas properties	(11,788)	(83,537)
Proceeds from sale of fixed assets	-	12,000

Net cash used in investing activities	(11,788)	(71,537)

Cash flows from financing activities:
Payment of notes payable	(6,192)	(16,534)
Issuance of notes payable	93,000	-

Net cash provided by (used) in financing activities	86,808	(16,534)

Increase (decrease) in cash and cash equivalents	(38,514)	(11,579)

Cash beginning of period	56,162	136,856

Cash end of period	17,648	125,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)
For the three-month periods ended March 31, 2009 and March 31, 2008

	2009	2008
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	2,736	4,691

Non cash investing and financing activities:
Change in fixed assets resulting from adjustment to amounts previously billed		(172,517)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007

1

Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three-month period ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2009 are not indicative of the results that may be expected for the full year ending December 31, 2009.

New pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Bulletin (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP No. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. The Company does not expect FSP No. FAS 107-1 to have a material impact on its financial position, results of operations or cash flows.

Reclassification of Prior Period Statements

Certain reclassifications of prior period financial statements balances have been made to conform to current reporting practices.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007

2	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless they are anti- dilutive. Because of the net loss for the three months ended March 31, 2009 and 2008, the basic and diluted average outstanding shares are considered the same, since including the impact of the outstanding options would have an antidilutive effect on the net loss per share calculation

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company’s debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of May 15 2009 and are in default. As of March 31, 2009, interest in the amount of $2,598,000 on the debentures had accrued and was unpaid when due. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $470,000 for the three months ended March 31, 2009. The Company has sustained substantial losses during the years ended December 31, 2008 and December 31, 2007, totaling approximately $61,000 and $3.2 million, respectively, and has a working capital deficiency and an accumulated deficit at March 31, 2009 which leads to questions concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008 and 2007

4	Note payable – related party

The balance of the note payable with Mike Paulk, an officer of the Company, at March 31, 2009 was $236,000. During the first quarter of 2009, $43,000 was loaned to the Company. Interest accrues at the rate of 10% per annum. Note payable is due on demand.

The Company paid Mike Paulk $2,000 in interest in the first quarter of 2009 on the loans provided to the Company

In addition, Steve Ensz, an officer of the Company, loaned $25,000 to the Company during the first quarter of 2009. Interest accrues at the rate of 10% per annum. Note payable is due on demand.

5	Common Stock

On March 19, 2009 the TSX Venture Exchange approved the issuance of 1,060,000 shares of the Company’s common stock as payment for an outstanding invoice owed to Wakabayahsi Funds LLC in the amount of $10,600. The shares were issued on March 26, 2009.

6	Subsequent events

The Company and Dune Energy, Inc on May 12, 2009 agreed to terms whereby the Company will re-purchase and retire $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquire Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resume operations of the Bayou Couba field and settle outstanding issues between the companies. In exchange, the Company will assign a portion of certain deep rights held by it and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. Closing of the transactions contemplated, which will require the execution of definitive agreements, is to occur as soon as practicable but not later than July 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. Our debentures in the amount of $10,825,000 which were due on September 30, 2006 have not been repaid or refinanced as of May 15, 2009 and are in default. As of March 31, 2009, interest in the amount of $2,598,000 on the debentures had accrued and was unpaid when due. We have no current borrowing capacity with any lender. We have incurred a net loss of $470,000 for the three months ended March 31, 2009. We have sustained substantial losses during the year ended December 31, 2008 and 2007, totaling approximately $61,000 and $3.2 million, respectively, and we have a working capital deficiency and an accumulated deficit at March 31, 2009 which leads to questions concerning our ability to meet our obligations as they come due.We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

The accompanying financial statements in this Report have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph which states that we have sustained substantial losses in 2008 and 2007 and have a working capital deficiency and an accumulated deficit at December 31, 2008, that raise substantial doubt about our ability to continue as a going concern. As a result of our losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and our ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves and pay our obligations.

As described above, we failed to repay the principal on our outstanding 8% Convertible Secured Debentures at their maturity on September 30, 2006 and also failed to meet any of the interest payments due quarterly from June 30, 2006 through May 15, 2009. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default has occurred and is continuing at this time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures which are collateralized by substantially all of our assets.

A Comparison of Operating Results For The Three Months Ended March 31, 2009 and March 31, 2008

We incurred a net loss of $470,000 during the three months ended March 31, 2009 compared to a net loss of $173,000 for the three months ended March 31, 2008. During the three months ended March 31, 2009, our revenues were comprised of oil sales totaling $81,000 compared with oil sales of $575,000 during the same period of 2008. Our oil sales for the three months ended March 31, 2009 were lower as a result of lower oil prices and a decrease in volumes. Our net average daily production for the three month period ended March 31, 2009 decreased by 68% over the same period of the prior year, from 379 (63 net) barrels of oil equivalent per day to 122 (22 net) barrels of oil equivalent per day. Oil prices decreased by 59% for the three month period ended March 31, 2009 over the same period of the prior year from $101.02 per barrel of oil equivalent to $41.51 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

Our total expenses were $551,000 for the three months ended March 31, 2009 compared to total expenses of $747,000 for the three months ended March 31, 2008. Our general and administrative expenses decreased by $16,000 for the three months ended March 31, 2009 compared to the same period in 2008 at $293,000 and $309,000 respectively.

Interest and financing costs were consistent for the three months ended March 31, 2009 and 2008 at $249,000 and $239,000 respectively. Our interest expense primarily consists of interest costs related to our 8% convertible debentures.

Lease operating expenses of $128,000, production taxes of $4,000 and depletion, depreciation and amortization of $85,000 during the three months ended March 31, 2009 changed from $506,000, $61,000, and $170,000, respectively, during the three months ended March 31, 2008. Lease operating expenses decreased as a result decrease production and activity level of the operator of the field. Production taxes decreased principally as a result of decreased production and lower prices realized for the sale of oil during the quarter. The decrease in depletion, depreciation and amortization is due to a lower amortization rate and decreased production.

During the three months ended March 31, 2009, we had a foreign exchange gain of $220,000, compared to a $514,000 foreign exchange gain for the three months ended March 31, 2008. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange gain for the three months ended March 31, 2009 was caused by the strengthening of the US dollar against the Canadian dollar.

The Company incurred a charge of $11,000 in the first quarter of 2009 to write-down our inventory to lower of cost or market. There was no such charge in the same period of 2008.

During the first quarter of 2008, the Company settled $34,000 of vendor notes payable for a net gain of $24,000. There were no such gains for the same period in 2009.

Liquidity and Capital Resources

General

A decline in oil and natural gas production of 68% and a decrease of 59% in prices decreased revenues during the first quarter of 2009. To date, our production has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private and public debt and equity transactions and through an increase in vendor payables and note payables. At March 31, 2009, we do not have any available borrowing capacity and have negative working capital of approximately $20.9 million. Our current liabilities include $10.8 million of convertible secured debentures originally due on September 30, 2006, but which remain unpaid and outstanding as of May 15, 2009.

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

A Comparison of Cash Flow For The Three Months Ended March 31, 2009 and March 31, 2008

Our net cash used in operating activities was $114,000 for the three months ended March 31, 2009 as compared to net cash provided by operating activities of $76,000 for the three months ended March 31, 2008, a decrease of $190,000. The decrease in net cash provided by operating activities for the three months ended March 31, 2009 was primarily due to negative changes in accounts receivable and a foreign exchange gain, partially offset by positive changes in accounts payable during the period. Changes in working capital items had the effect of increasing cash flows from operating activities by $480,000 during the three months ended March 31, 2009 due to an increase in accounts payable of $521,000, partially offset by an increase in accounts receivable and other current assets. Changes in working capital items had the effect of increasing cash flows from operating activities by $618,000 during the three months ended March 31, 2008 due to an increase in accounts payable of $887,000, partially offset by an increase in accounts receivable and other current assets.

We used $12,000 of net cash in investing activities during the three months ended March 31, 2009 compared to net cash used of $72,000 in 2008. The 2009 cash used in investing activities includes $12,000 for the purchase and development of oil and gas properties. We used $84,000 of cash for the purchase and development of oil and gas properties, partially offset by proceeds of $12,000 received for the sale of fixed assets.

We provided $87,000 of net cash in financing activities for the three months ended March 31, 2009 compared to $17,000 of net cash used in financing activities for the same period in 2008. For the three months ended March 31, 2009, we had issuance of notes payable of $93,000 offset by payments against outstanding notes of $6,000. For the three months ended March 31, 2008, net cash outflows from financing activities were primarily a result of payments against outstanding notes.

We have no other commitments to expend additional funds for drilling activities for the rest of 2009.

How We Have Financed Our Activities

Our activities since 2002 have been financed primarily from sales of debt and equity securities and drilling participations.

On October 21, 2003 and October 31, 2003 we completed financing transactions of $11.695 million and $305,000, respectively, by issuing our Convertible Secured Debentures (the "Debentures"). Initially, the Debentures were repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. At the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into our common shares at a conversion price of $0.45 per share, subject to antidilution adjustment. The Debentures are collateralized by substantially all of our assets and have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions. A finder's fee in the amount of $360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing.

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

During the year ended December 31, 2005, we converted an aggregate of approximately $1.74 million of accounts payable and other current obligations into notes payable. During the year 2006, we converted an aggregate of approximately $340,000 of accounts payable into notes payable. At March 31, 2009, $75,000 principal amount of such notes was outstanding and past due.

Future Capital Requirements and Resources

At March 31, 2009, we do not have any available borrowing capacity under existing credit facilities and our current assets are $132,000 compared with current liabilities of $21.0 million. Our current liabilities include approximately $10.8 million of secured indebtedness, which was due September 2006 and is currently in default and accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations aggregating to approximately $10.2 million. We have substantial needs for funds to pay our outstanding payables and debt due during 2009. In addition, we have substantial need for capital to develop our oil and gas prospects and opportunities identified in our ExxonMobil AMI. At March 31, 2009, we have no commitments for additional capital to fund drilling activities in 2009.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters we discussed below and elsewhere in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our ability to repay or extend the maturity of our Debentures which were due in September 2006 and as of May 15, 2009 are in default,

  our ability to raise capital and fund our oil and gas well drilling and development plans,

  our ability to fund the repayment of our current liabilities,

  our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets or enter into a restructuring or refinancing transaction relating to our outstanding debentures and the terms of such a transaction and the price we are able to realize in such a transaction, and the likelihood that the Trustee under our outstanding Debentures or the requisite holders of principal amount of Debentures will demand immediate payment of the Debentures and seek to foreclose on our assets as a consequence of our existing default in the payment of interest and redemption of the Debentures which were due on September 30, 2006 and remain in default as of May 15, 2009.

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

Readers are cautioned that the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2009 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2008, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

As of December 31, 2008 the Company identified material weaknesses in our internal controls over financial reporting. The material weaknesses relate to:

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

PART II – OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

We failed to meet the interest payments due quarterly since June 30, 2006 on our outstanding 8% Convertible Secured Debentures due September 30, 2006. In addition, we failed to repay or redeem the Debentures by the due date of September 30, 2006. Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture has occurred and is continuing at the time. Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable. In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures. The Debentures are collateralized by substantially all of our assets. At March 31, 2009, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $2,598,000. Subsequent to May 15, 2009, neither the Trustee nor the requisite holders of principal amount of Debentures have declared the Debentures to be immediately due and payable.

Item 6. Exhibits

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(1)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(1)

32.1	Certification of President and Chief Executive Officer Pursuant toSection 1350 (furnished, not filed)(1)

32.2	Certification of Chief Financial Officer Pursuant to Section 1350(furnished, not filed)(1)

_________________________

(1) Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

                                       /s/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

                                        /s/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer