Form 10-Q
period 2009-06-30
American Natural Energy Corp
filed 2009-08-07
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One:

☒ Quarterly  Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2009; or

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

918-481-1440
(Issuer's Telephone Number, Including Area Code)

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

Yes ☐       No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 7, 2009, 120,724,339 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION
		Page

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations – Three Months and Six Months Ended June 30, 2009 and June 30, 2008	4

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2009 and June 30, 2008	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 3.	Defaults Upon Senior Securities	20

Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
	June 30, 2009	December 31, 2008
	$	$

ASSETS
Current assets:
Cash and cash equivalents	27,724	56,162
Accounts receivable – oil and gas sales	275,323	18,761
Prepaid expenses and other	21,200	72,321
Oil inventory	16,135	6,268
Total current assets	340,382	153,512
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $20,457,659 and $20,396,736	2,750,230	2,820,011
Unproved oil and natural gas properties	103,792	104,379
Equipment and other fixed assets, net of accumulated depreciation of $1,059,228 and $963,290	119,003	214,941

Total assets	3,313,407	3,292,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	3,754,884	3,190,328
Revenue payable	3,347,371	3,347,371
Accrued interest	2,857,355	2,399,233
Insurance note payable	4,258	16,746
Notes payable	99,717	99,717
Note payable – related party (Note 4)	260,851	192,851
Taxes due on dissolution of subsidiary	135,252	140,252
Convertible secured debentures (Note 6)	10,825,000	10,825,000
Other current liabilities	202,691	202,691
Total current liabilities	21,487,379	20,414,189

Asset retirement obligation	1,980,029	1,951,041
Total liabilities	23,467,408	22,365,230

Commitments and contingencies

Stockholders' deficit:
Common stock (Note 5)
Authorized – 250,000,000 shares with par value of $0.001 – 61,557,673 and 52,997,673 shares issued and outstanding respectively	61,557	52,997
Additional paid-in capital	20,548,266	20,321,226
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(43,121,728)	(41,213,342)
Accumulated other comprehensive income	2,357,904	1,766,732
Total stockholders' deficit	(20,154,001)	(19,072,387)
Total liabilities and stockholders' deficit	3,313,407	3,292,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month and six-month periods ended June 30, 2009 and 2008

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	$	$	$	$
Revenues:
Oil and gas sales	142,024	881,407	223,350	1,455,938
Operations income	203,746	97,024	203,746	97,024
	345,770	978,431	427,096	1,552,962

Expenses:
Lease operating expense	170,196	372,584	298,447	878,368
Production taxes	5,429	97,783	9,600	158,993
General and administrative	435,506	359,564	728,705	669,236
Foreign exchange (gain) loss	811,623	146,007	591,172	(368,214)
Interest and financing costs	223,322	223,027	470,804	458,065
Related party interest	2,555	4,487	4,560	8,881
Depletion, depreciation and amortization – oil and gas properties	32,943	113,462	56,538	198,289
Accretion of asset retirement obligation	52,434	48,794	65,706	96,284
Depreciation and amortization – other assets	47,587	77,536	95,938	114,977
Write-down of inventory to market	2,643	-	14,012	-
Gain on settlement of notes payable	-	(21,892)	-	(46,165)
Total expenses	1,784,238	1,421,352	2,335,482	2,168,714
Net loss	(1,438,468)	(442,921)	(1,908,386)	(615,752)
Other comprehensive income– net of tax:
Foreign exchange translation	811,623	146,007	591,172	(368,214)
Other comprehensive income (loss)	811,623	146,007	591,172	(368,214)
Comprehensive loss	(626,845)	(296,914)	(1,317,214)	(983,966)
Basic and diluted loss per share	(0.03)	(0.01)	(0.04)	(0.02)

Weighted average number of shares outstanding
Basic	54,057,673	52,997,673	53,565,739	52,997,673
Diluted	54,057,673	52,997,673	53,565,739	52,997,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six-month periods ended June 30, 2009 and 2008

	2009	2008
	$	$

Cash flows from operating activities:
Net loss	(1,908,386)	(615,752)
Non cash items:
Depreciation, depletion and amortization	152,476	313,266
Accretion of asset retirement obligation	65,706	96,284
Foreign exchange (gain)/loss	591,172	(368,214)

Write-down of inventory to market	14,012	-
Gain on settlement of notes payable	-	(46,165)
Changes in working capital items:
Accounts receivable	(250,888)	(54,763)
Oil inventory	(19,494)	30
Prepaid expenses	45,447	17,573
Accounts payable, accrued liabilities and interest	1,028,280	1,148,452
Net cash provided by (used) in operating activities	(281,675)	490,711

Cash flows from investing activities:
Purchase and development of oil and gas properties	(27,274)	(206,882)
Proceeds from sale of fixed assets	-	12,000
Net cash used in investing activities	(27,274)	(194,882)

Cash flows from financing activities:
Payment of notes payable	(12,489)	(53,190)
Issuance of notes payable	68,000	-
Proceeds from issuance of common stock for private placement	225,000	-
Net cash provided by (used) in financing activities	280,511	(53,190)
Increase (decrease) in cash and cash equivalents	(28,438)	242,639
Cash beginning of period	56,162	136,856
Cash end of period	27,724	379,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)(continued)
 For the six-month periods ended June 30, 2009 and 2008

	2009	2008
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	4,050	9,376

Non cash investing and financing activities:
Issuance of stock for settlement of debt	10,600	-
Change in fixed assets resulting from adjustment to amounts previously billed	-	(83,611)

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009 and 2008

Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the six-month period ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2009 are not indicative of the results that may be expected for the full year ending December 31, 2009.

New pronouncements

In May 2009 the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and is effective for the Company beginning this quarter. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative non governmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but it is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009 and 2008

Reclassification of Prior Period Statements

Certain reclassifications of prior period financial statements balances have been made to conform to current reporting practices.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless they are anti-dilutive. Because of the net loss for the six months ended June 30, 2009 and 2008 and because all outstanding stock options have expired as of June 30, 2009, the basic and diluted average outstanding shares are considered the same.

Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities.  The Company's debentures in the amount of $10,825,000 which were due on September 30, 2006 have been in default since that time. As of August 7, 2009 certain debentures have been re-purchased and the remainder of the debentures have agreed upon repurchase terms (see “Note 6 Subsequent Events”).  As of June 30, 2009, interest in the amount of $2,815,000 on the debentures had accrued and was unpaid when due.  The Company has no current borrowing capacity with any lender.  The Company incurred a net loss of $1,908,000 for the six months ended June 30, 2009.  The Company has sustained substantial losses during the years ended December 31, 2008 and December 31, 2007, totaling approximately $61,000 and $3.2 million, respectively, and has a working capital deficiency and an accumulated deficit at June 30, 2009 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due.  The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

The accompanying financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  As a result of the losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.  The ability of the Company to continue as a going concern is dependent upon adequate sources of capital and the Company's ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop its oil and gas reserves and pay its obligations.

Management's strategy has been to obtain additional financing or industry partners.  Certain covenants included in the 8% convertible secured debentures in the amount of $10,825,000 which were due September 30, 2006, limit the amount of additional indebtedness the Company can incur to $2 million.  It is management's intention to raise additional debt or equity financing to either repay or refinance these debentures and to fund its operations and capital expenditures or to enter into another transaction in order to maximize shareholder value. Failure to obtain additional financing can be expected to adversely affect the Company's ability to pay its obligations, further the development of its properties, grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability.  There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009 and 2008

Note payable – related party

The balance of the note payable with Mike Paulk, an officer of the Company, at June 30, 2009 was $261,000.  During the first two quarters of 2009, $68,000 was loaned to the Company.  Interest accrues at the rate of 10% per annum. Note payable is due on demand.

The Company paid Mike Paulk $2,000 in interest in the first quarter of 2009 on the loans provided to the Company.

5

Common Stock

On March 19, 2009 the TSX Venture Exchange approved the issuance of 1,060,000 shares of the Company's common stock as payment for an outstanding invoice owed to Wakabayahsi Funds LLC in the amount of $10,600.  The shares were issued on March 26, 2009.

During the three months ended June 30, 2009, $225,000 cash payment was received for 7,500,000 shares of common stock issued during a private placement. The shares were physically issued subsequent to June 30, 2009.

Subsequent events

The following events occurred subsequent to June 30, 2009 through August  7, 2009, the 10-Q filing date.

On May 12, 2009 the Company announced it and Dune Energy, Inc had arrived at agreed terms whereby the Company agreed to re-purchase and retire $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquire Dune's interest in producing wells and certain leasehold rights in the Bayou Couba field, resume operations of the Bayou Couba field and settle outstanding issues between the companies.  In exchange, the Company agreed to assign a portion of certain deep rights held by the Company and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field.  The Company and Dune closed the transaction (the “Dune Transaction”) on August 4, 2009.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009 and 2008

On July 29, 2009 the Company closed the final tranche of a Private Placement of 66.7 million shares of its common stock at $0.03 per share for total proceeds of $2.0 million.  In conjunction with this placement, finders fees were paid to two firms in Vancouver, BC in the amount of $96,840 and finders warrants were issued for the purchase of 5.38 million shares of common stock exercisable through July 29, 2010 at $0.05 per share. The net proceeds of the private placement are being used to close the Dune Transaction and for working capital purposes.

On July 23, 2009 the Company announced it has agreed to re-purchase its remaining outstanding 8% Secured Debenture debt  totaling $2.9 million and an additional $780,000 of accrued interest with various holders with the payment of $256,000 and the issuance of 11,623,778 shares of its common stock at a deemed price of US$0.03 per share. The issuance of the shares has been approved by regulatory authorities. Closing of the individual purchases is ongoing.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

As of June 30, 2009 we had a severe shortage of working capital and a lack of funds to pay our liabilities.   On July 29, 2009 we closed the final tranche of a Private Placement of 66.7 million shares of our common stock at $0.03 per share for total proceeds of $2.0 million.  In conjunction with this placement, finders fees were paid to two firms in Vancouver, BC in the amount of $96,840 and finders warrants were issued for the purchase of 5.38 million shares of common stock exercisable through July 29, 2010 at $0.05 per share. The net proceeds of the private placement are being used for working capital purposes and to close a transaction with Dune Energy. In the transaction with Dune we re-purchased and will retire $7.8 million, plus accrued and unpaid interest, of the 8% Secured Debentures held by Dune (including release of collateral rights), acquire Dune's interest in producing wells and certain leasehold rights in the Bayou Couba field, resume operations of the Bayou Couba field and settle outstanding issues between the companies.  In exchange, we assigned a portion of certain deep rights held by us and paid Dune a total of $1.3 million dollars with $1 million paid at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field.  We closed the transaction on August 4, 2009.

Our debentures in the amount of $10,825,000 which were due on September 30, 2006 have been in default since that time. As of June 30, 2009, interest in the amount of $2,815,000 on the debentures had accrued and was unpaid when due.  As of August 7, 2009, in addition to the debentures re-purchased from Dune, certain other debentures have been re-purchased and the remainder of the debentures has agreed upon repurchase terms.   In total, the outstanding 8% Secured Debenture debt not held by Dune totaling $2.9 million and an additional $780,000 of accrued interest is being re-purchased from the various holders with the payment of $256,000 and the issuance of 11,623,778 shares of our common stock at a deemed price of US$0.03 per share. The issuance of the shares has been approved by regulatory authorities. Closing of the individual purchases is ongoing.

We have no current borrowing arrangement with any lender. We have incurred a net loss of $1,908,000 for the six months ended June 30, 2009.  We have sustained substantial losses during the year ended December 31, 2008 and 2007, totaling approximately $61,000 and $3.2 million, respectively, and we have a working capital deficiency and an accumulated deficit at June 30, 2009 which leads to substantial doubt concerning our ability to meet our obligations as they come due.  We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

The accompanying financial statements in this Report have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.  The independent registered public accounting firm's report on our financial statements as of and for the year ended December 31, 2008 includes an explanatory paragraph which states that we have sustained substantial losses in 2008 and 2007 and have a working capital deficiency and an accumulated deficit at December 31, 2008, that raise substantial doubt about our ability to continue as a going concern.  As a result of our losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded.  Our ability to continue as a going concern is dependent upon adequate sources of capital and our ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves and pay our obligations.

 A Comparison of Operating Results For The Six Months Ended June 30, 2009 and June 30, 2008

We incurred a net loss of $1,908,000 during the six months ended June 30, 2009 compared to a net loss of $616,000 for the six months ended June 30, 2008.  During the six months ended June 30, 2009, our revenues were comprised of oil sales totaling $223,000 compared with oil sales of $1,456,000 during the same period of 2008.  Our oil sales for the six months ended June 30, 2009 were lower as a result of lower oil prices and a decrease in volumes.  Our net average daily production for the six month period ended June 30, 2009 decreased by 66% over the same period of the prior year, from 417 (72 net) barrels of oil equivalent per day to 120 (24 net) barrels of oil equivalent per day. Oil prices decreased by 56% for the six month period ended June 30, 2009 over the same period of the prior year from $114.98 per barrel of oil equivalent to $50.79 per barrel of oil equivalent.  Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

Our total expenses were $2,335,000 for the six months ended June 30, 2009 compared to total expenses of $2,169,000 for the six months ended June 30, 2008.  Our general and administrative expenses increased by $60,000 for the six months ended June 30, 2009 compared to the same period in 2008 at $729,000 and $669,000 respectively.

Interest and financing costs were consistent for the six months ended June 30, 2009 and 2008 at $471,000 and $458,000 respectively.  Our interest expense primarily consists of interest costs related to our 8% convertible debentures.

Lease operating expenses of $298,000, production taxes of $10,000 and depletion, depreciation and amortization of $218,000 during the six months ended June 30, 2009 changed from $878,000, $159,000, and $410,000, respectively, during the six months ended June 30, 2009.  Lease operating expenses decreased as a result of decreased production and activity level of the operator of the field.  Production taxes decreased principally as a result of decreased production and lower prices realized for the sale of oil during the period.  The decrease in depletion, depreciation and amortization is due to a lower amortization rate and decreased production.

During the six months ended June 30, 2009, we had a foreign exchange loss of $591,000, compared to a $368,000 foreign exchange gain for the six months ended June 30, 2008.  Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars.  The foreign exchange loss for the six months ended June 30, 2009 was caused by the weakening of the US dollar against the Canadian dollar.

The Company incurred a charge of $14,000 in the first two quarters of 2009 to write-down our inventory to lower of cost or market.  There was no such charge in the same period of 2008.

During the first two quarters of 2008, the Company settled $78,000 of vendor notes payable for a net gain of $46,000.  There were no such gains for the same period in 2009.

Liquidity and Capital Resources

General

A decline in oil and natural gas production of 66% and a decrease of 56% in prices decreased revenues during the first two quarters of 2009.  To date, our production has not been sufficient to fund our operations and drilling program.  We have funded our capital expenditures and operating activities through a series of private and public debt and equity transactions and through an increase in vendor payables and note payables.  At June 30, 2009, we do not have any available borrowing capacity and have negative working capital of approximately $21.1 million.  Our current liabilities include $10.8 million of convertible secured debentures originally due on September 30, 2006, but which remain unpaid and outstanding as of August 7, 2009.

We have substantial need for capital to develop our oil and gas prospects and opportunities we believe that have been identified. Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and through an increase in vendor payables and notes payable.  We expect any future capital expenditures for drilling and development to be funded from the sale of drilling participations and equity capital.   It is management's plan to raise additional capital through the sale of interests in our drilling activities or other strategic transaction; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

A Comparison of Cash Flow For The Six Months Ended June 30, 2009 and June 30, 2008

Our net cash used in operating activities was $282,000 for the six months ended June 30, 2009 as compared to net cash provided by operating activities of $491,000 for the six months ended June 30, 2008, a decrease of $773,000.  The decrease in net cash provided by operating activities for the six months ended June 30, 2009 was primarily due to negative changes in accounts receivable and accounts payable and a higher net loss during the period.  Changes in working capital items had the effect of increasing cash flows from operating activities by $803,000 during the six months ended June 30, 2009 due to an increase in accounts payable of $1,028,000, partially offset by an increase in accounts receivable and other current assets.  Changes in working capital items had the effect of increasing cash flows from operating activities by $1,111,000 during the six months ended June 30, 2008 due to an increase in accounts payable of $1,148,000, partially offset by an increase in accounts receivable.

We used $27,000 of net cash in investing activities during the six months ended June 30, 2009 compared to net cash used of $195,000 in 2008.  The 2009 cash used in investing activities includes $27,000 for the purchase and development of oil and gas properties. We used $207,000 of cash for the purchase and development of oil and gas properties, partially offset by proceeds of $12,000 received for the sale of fixed assets for the same period in 2008.

We provided $281,000 of net cash in financing activities for the six months ended June 30, 2009 compared to $53,000 of net cash used in financing activities for the same period in 2008. For the six months ended June 30, 2009, we had issuance of notes payable of $68,000 offset by payments against outstanding notes of $12,000.  We also had proceeds of $225,000 for the issuance of common stock for private placement.  For the six months ended June 30, 2008, net cash outflows from financing activities were primarily a result of payments against outstanding notes.

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

During the year ended December 31, 2005, we converted an aggregate of approximately $1.74 million of accounts payable and other current obligations into notes payable.  During the year 2006, we converted an aggregate of approximately $340,000 of accounts payable into notes payable.  At June 30, 2009, $75,000 principal amount of such notes was outstanding and past due.

On July 29, 2009 we closed the final tranche of a Private Placement of 66.7 million shares of our common stock at $0.03 per share for total proceeds of $2.0 million.  In conjunction with this placement, finders fees were paid to two firms in Vancouver, BC in the amount of $96,840 and finders warrants were issued for the purchase of 5.38 million shares of common stock exercisable through July 29, 2010 at $0.05 per share. The net proceeds of the private placement are being used to close the Dune Transaction and for working capital purposes.

Future Capital Requirements and Resources

At June 30, 2009, we do not have any available borrowing capacity under existing credit facilities and our current assets are $340,000 compared with current liabilities of $21.5 million.  Our current liabilities include approximately $10.8 million of secured indebtedness, which was due September 2006 and is currently in default and accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations aggregating to approximately $10.7 million.  We have substantial needs for funds to pay our outstanding payables and debt due during 2009.  In addition, we have substantial need for capital to develop our oil and gas prospects. At June 30, 2009, we have no commitments for additional capital to fund drilling activities in 2009.

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

Our business strategy requires us to obtain additional financing and our failure to do so can be expected to adversely affect our ability to further the development of our properties, grow our revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability.  There can be no assurance we will obtain this additional funding.  Such funding may be obtained through the sale of drilling participations, joint ventures, equity securities or by incurring additional indebtedness.  Without such funding, our revenues will continue to be limited and it can be expected that our operations will not be profitable.  In addition, any additional equity funding that we obtain may result in material dilution to the current holders of our common stock.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters we discussed below and elsewhere in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties.  The forward-looking statements appear in various places including under the headings Item 1. Financial Statements and Item 2. Management's Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our ability to repay or extend the maturity of our Debentures which were due in September 2006 and as of August 7, 2009 are in default,

  our ability to raise capital and fund our oil and gas well drilling and development plans,

  our ability to fund the repayment of our current liabilities,

  our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets or enter into a restructuring or refinancing transaction relating to our outstanding debentures and the terms of such a transaction and the price we are able to realize in such a transaction, and the likelihood that the Trustee under our outstanding Debentures or the requisite holders of principal amount of Debentures will demand immediate payment of the Debentures and seek to foreclose on our assets as a consequence of our existing default in the payment of interest and redemption of the Debentures which were due on September 30, 2006 and remain in default as of August 7, 2009.

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

 Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In our evaluation of disclosure controls and procedures as of December 31, 2008, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures.   The material weaknesses as noted below have not been remediated as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

As of December 31, 2008 the Company identified material weaknesses in our internal controls over financial reporting.  The material weaknesses relate to:

1.

Deficiencies in segregation of duties due to:

a.

 the CEO and CFO's active involvement in the preparation of the financial statements resulting in an inability to provide an independent review and quality assurance function; and

b.

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

PART II – OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

We failed to meet the interest payments due quarterly since June 30, 2006 on our outstanding 8% Convertible Secured Debentures due September 30, 2006.  In addition, we failed to repay or redeem the Debentures by the due date of September 30, 2006.  Accordingly, pursuant to the Indenture governing the Debentures, an Event of Default pursuant to section 7.1(b) of the Trust Indenture has occurred and is continuing at the time.  Under those circumstances, the Trustee may, and upon request in writing from the holders of not less than 25% of the principal amount of the Debentures then outstanding, shall declare the outstanding principal of and all interest on the Debentures and other moneys outstanding under the Indenture to be immediately due and payable.  In addition, the Trustee will have the right to enforce its rights on behalf of the Debenture holders against the collateral for the Debentures.  The Debentures are collateralized by substantially all of our assets.  At June 30, 2009, the Debentures are outstanding in the principal amount of $10,825,000 and accrued and unpaid interest at that date amounts to $2,815,000.  Subsequent to June 30, 2009 terms have been agreed to with all Debenture holders to re-purchase and retire all Debentures.

Item 6.  Exhibits

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a-14(a)(1)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(1)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(1)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(1)

____________________________
  (1)  Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATURAL ENERGY CORPORATION (Registrant)

Date: August 7, 2009	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz Principal Financial and Accounting Officer