Form 10-Q
period 2009-09-30
American Natural Energy Corp
filed 2009-11-13
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One:

☒ Quarterly  Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2009; or

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

Yes ☐       No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 13, 2009 132,381,080 shares of the Registrant's Common Stock, $0.001 par value, were  outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

		Page
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets – September 30, 2009 and December 31, 2008	3
	Condensed Consolidated Statements of Operations – Three Months and Nine Months Ended September 30, 2009 and September 30, 2008	4
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2009 and September 30, 2008	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4.	Controls and Procedures	19
PART II – OTHER INFORMATION
Item 6.	Exhibits	21

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008
	$	$
ASSETS
Current assets:
Cash and cash equivalents	78,609	56,162
Accounts receivable – joint interest billing	45,293	-
Accounts receivable – oil and gas sales	291,271	18,761
Prepaid expenses and other	174,988	72,321
Oil inventory	15,469	6,268
Total current assets	605,630	153,512
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $20,496,411 and $20,396,736	16,699,180	2,820,011
Unproved oil and natural gas properties	121,201	104,379
Equipment and other fixed assets, net of accumulated depreciation of $1,068,458 and $963,290	109,205	214,941
Total assets	17,535,216	3,292,843
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	1,829,570	3,190,328
Revenue payable	3,064,043	3,347,371
Accrued interest	22,565	2,399,233
Insurance note payable	86,137	16,746
Note payable (Note 5)	1,125,217	99,717
Note payable – related party (Note 4)	-	192,851
Taxes due on dissolution of subsidiary	125,252	140,252
Convertible secured debentures (Note 6)	-	10,825,000
Other current liabilities	-	202,691
Total current liabilities	6,252,784	20,414,189
Asset retirement obligation	2,360,200	1,951,041
Total liabilities	8,612,984	22,365,230
Commitments and contingencies
Stockholders' equity (deficit):
Common stock (Note 8)
Authorized – 250,000,000 shares with par value of $0.001 – 132,381,080 and 52,997,673 shares issued and outstanding respectively	132,381	52,997
Additional paid-in capital	22,583,325	20,321,226
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(16,848,577)	(41,213,342)
Accumulated other comprehensive income	3,055,103	1,766,732
Total stockholders' equity (deficit)	8,922,232	(19,072,387)
Total liabilities and stockholders' deficit	17,535,216	3,292,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month and nine-month periods ended September 30, 2009 and 2008

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	$	$	$	$
Revenues:
Oil and gas sales	267,335	531,601	490,684	1,987,539
Operations income	19,400	31,969	223,146	128,993
	286,735	563,570	713,830	2,116,532
Expenses:
Lease operating expense	293,173	366,769	591,619	1,245,138
Production taxes	7,592	54,080	17,192	213,072
General and administrative	401,999	285,167	1,130,704	954,403
Foreign exchange (gain) loss	697,199	(330,614)	1,288,371	(698,828)
Interest and financing costs	114,883	223,739	585,687	681,805
Related party interest	11,588	3,601	16,148	12,481
Depletion, depreciation and amortization – oil and gas properties	43,137	65,342	99,675	263,631
Accretion of asset retirement obligation	220,406	50,134	286,113	146,418
Depreciation and amortization – other assets	9,230	49,152	105,168	164,129
Write-down of inventory to market	-	-	14,012	-
Doubtful accounts expense	-	40,087	-	40,087
Gain on extinguishment of debt and exchange of properties	(27,785,622)	-	(27,785,622)	(46,165)
Total (income) expenses	(25,986,415)	807,457	(23,650,933)	2,976,171
Net income (loss)	26,273,150	(243,887)	24,364,763	(859,639)
Other comprehensive income– net of tax:
Foreign exchange translation	697,199	(330,614)	1,288,371	(698,828)
Other comprehensive income (loss)	697,199	(330,314)	1,288,371	(698,828)
Comprehensive income (loss)	26,970,349	(574,501)	25,653,134	(1,558,467)
Basic and diluted income ( loss) per share	0.24	0.00	0.34	(0.02)
Weighted average number of shares outstanding
Basic	109,785,044	52,997,673	72,049,277	52,997,673
Diluted	109,785,044	52,997,673	72,049,277	52,997,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine-month periods ended September 30, 2009 and 2008

	2009	2008
	$	$
Cash flows from operating activities:
Net income (loss)	24,364,763	(859,639)
Non cash items:
Depreciation, depletion and amortization	204,843	427,760
Accretion of asset retirement obligation	286,113	146,418
Foreign exchange (gain)/loss	1,288,371	(698,828)
Noncash compensation expense	78,020	-
Write-down of inventory to market	14,012	-
Gain on extinguishment of debt and exchange of properties	(27,785,622)
Gain on settlement of notes payable	-	(46,165)
Doubtful accounts expense	-	40,087
Changes in working capital items:
Accounts receivable	(375,121)	(189,510)
Oil inventory	(17,797)	(7,765)
Prepaid expenses	1,962	15,219
Accounts payable, accrued liabilities and interest	918,812	1,498,125
Net cash provided by (used) in operating activities	(1,021,644)	325,702
Cash flows from investing activities:
Purchase and development of oil and gas properties	(100,481)	(275,547)
Proceeds from sale of fixed assets	-	12,000
Net cash used in investing activities	(100,481)	(263,547)
Cash flows from financing activities:
Payment of notes payable-Related Party	(260,851)	(60,000)
Payment of notes payable	(1,315,737)	(17,699)
Proceeds from issuance of notes payable	750,000	-
Proceeds from issuance of notes payable- Related Party	68,000	-
Private placement costs	(96,840)	-
Proceeds from issuance of common stock for private placement	2,000,000	-
Net cash provided by (used) in financing activities	1,144,572	(77,699)
Increase (decrease) in cash and cash equivalents	22,447	(15,544)
Cash beginning of period	56,162	136,856
Cash end of period	78,609	121,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the nine-month periods ended September 30, 2009 and 2008

	2009	2008
	$	$
Supplemental disclosures:
Interest paid, net of capitalized interest	21,910	13,019
Taxes paid	15,000	-
Non cash investing and financing activities:
Exchange of monetary assets	13,806,799	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009 and 2008

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2009 are not indicative of the results that may be expected for the full year ending December 31, 2009.

New pronouncements

In April 2009, the FASB issued ASC 825 and ASC 270-10, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. ASC 825 is effective for interim reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. The Company does not expect ASC 825 to have a material impact on its financial position, results of operations or cash flows.

Reclassification of Prior Period Statements

Certain reclassifications of prior period financial statements balances have been made to conform to current reporting practices.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009 and 2008

Stock-based compensation

As discussed below in Note 9, the Company has a stock-based compensation plan, and effective January 1, 2006, accounts for stock options granted to employees under this plan in accordance with the provisions of Statement on Financial Accounting Standards ASC 718 (Revised 2004), Share- Based Payment ("ASC 718"). Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the grantee’s requisite service period (generally the vesting period of the equity grant).

2	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The diluted earnings (loss) per share is determined using the treasury method of shares outstanding as of September 30, 2009. This includes the net of new shares potentially created by unexercised in-the- money warrants and options. The method assumes that the proceeds that a company receives from an in-the-money warrants and options exercised are used to repurchase common shares in the market. As the Company’s unexercised warrants and options were out-of-the-money as of September 30, 2009, the outstanding warrants and options were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company recorded net income of $24,364,763 for the nine months ended September 30, 2009 as the result of a $27,785,622 gain on extinguishment of debt related to the re-purchase of the Company’s 8% Secured Debentures and a settlement on debt owed to Dune Energy. However, the Company has sustained substantial losses during the years ended December 31, 2008 and December 31, 2007, totaling approximately $61,000 and $3.2 million, respectively, and has a working capital deficiency and an accumulated deficit at September 30, 2009 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Management’s strategy has been to obtain additional financing or industry partners. It is management’s intention to raise additional debt or equity financing to fund its operations and capital expenditures or to enter into another transaction in order to maximize shareholder value. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties, grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favorable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009 and 2008

4	Note payable – related party

The note payable with Mike Paulk, an officer of the Company, was repaid in full during the third quarter of 2009.

The Company paid Mike Paulk $16,000 in interest through September 2009 on the loans provided to the Company.

5	Notes Payable

Notes payable and long-term debt as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008
	$	$
Accounts payable refinanced as notes payable	75,217	75,217
Note payable – Citizens Bank of Oklahoma	500,000	24,500
Note payable – Bank of Oklahoma	250,000	-
Note payable – Dune Energy (Note 6)	300,000	-
Total notes payable and long-term debt	1,125,217	99,717
Less: Current portion	(1,125,217)	(99,717)
Total notes payable and long-term debt, net of current portion	-	-

6	Convertible Debentures

On August 4, 2009 Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company and paid Dune $1 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The first installment due on November 9, 2009 has not been paid yet at the time of the Form 10-Q filing. The interests acquired from Dune were fair valued at $13.8 million based on the present value of the future cash flows of the proved reserves discounted at 10 percent. The certain deep rights assigned to Dune is unproved property with zero book value. The gain on the settlement of the debenture and exchange of properties with Dune was $24.64 million.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009 and 2008

The Company re-purchased its remaining outstanding 8% Secured Debenture debt totalling $2.93 million and an additional $821,000 of accrued interest with various holders with the payment of $256,000 and the issuance of 11.7 million shares of its common stock at a fair market price of US$0.03 per share. The issuance of the shares occurred during the third quarter of 2009. The gain on the settlement of the debenture was $3.14 million.

7	Fair Value Measurements

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). ASC 820 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1     Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2     Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes the proved property acquired from Dune as part of the settlement of the 8% Secured Debentures held by Dune (see Note 6) that we valued using the present value of the future cash flows of the proved reserves discounted at 10 percent. Substantially all of these inputs are observable in the marketplace throughout the full term of the proved properties, can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.

Level 3     Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity).

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009 and 2008

As required by ASC 820, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by ASC 820 pricing levels as of September 30, 2009:

		Fair value measurement
		at September 30, 2009
	Level 1	Level 2	Level 3	Total
Proved Properties	-	13,806,799	-	13,806,799
Total	-	13,806,799	-	13,806,799

8	Common Stock

On March 19, 2009 the TSX Venture Exchange approved the issuance of 1,060,000 common shares as payment for an outstanding invoice of $10,600. The shares were issued on March 26, 2009.

During the three months ended June 30, 2009, $225,000 was received for 7,500,000 common shares issued during a private placement. The shares were physically issued subsequent to June 30, 2009.

During the third quarter of 2009, 11,656,741 common shares were issued at a fair market price of $0.03 per share for partial retirement of the Company’s 8% Secured Debentures. See Note 6.

During the third quarter of 2009, 59,166,666 common shares were sold through a Private Placement at $0.03 per share for total proceeds of $1,755,000.

9	Stock-based compensation

On January 1, 2006, the Company adopted ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the modified prospective application method such that ASC 718 applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. The Company has equity incentive plans that provide for the issuance of stock options. These plans are discussed more fully in the Company’s Form 10-K for the year ended December 31, 2008. All options expire five years from the date of grant. Generally, stock options granted to employees and directors vest 25% upon approval of the grant by the TSX Venture Exchange and 12.5% per quarter thereafter. The Company recognizes stock-based compensation expense over the vesting period of the individual grants.

For the nine months ended September 30, 2009, the Company recognized compensation costs of $78,000 related to stock options issued September 8, 2009. At September 30, 2009, there was $224,000 of total unrecognized compensation costs related to non-vested stock options granted on September 8, 2009.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009 and 2008

The fair value of stock options granted was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

Expected term, in years	3.25
Risk-Free interest rate	2.38%
Expected volatility	352.71%
Expected Dividend Rate	None

The Company utilizes authorized but unissued shares when a stock option is exercised.

At September 30, 2009 there were 4,650,000 options outstanding and 1,162,500 options were exercisable with a weighted average exercise price of $0.09. The weighted average remaining contractual term for these options at September 30, 2009 was 5 years. These options had no intrinsic value at September 30, 2009.

10	Share Purchase Warrants

The Company granted 4,100,000 and 1,280,000 warrants on July 28 and July 29, 2009, as a finder fee for the private placement. The term of the warrants is one year with exercise price of $0.05. The fair value of the warrants at grant date was $345,000.

The fair value of the warrants granted was estimated on the grant date using a Black-Scholes valuation model that uses the following assumptions:

Expected term, in years	1.00
Risk-Free interest rate	0.50%
Expected volatility	352.71%
Expected Dividend Rate	None

11	Asset Retirement Obligation

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for nine month ended September 30, 2009 is shown below:

For the nine months ended
September 30, 2009
Asset retirement obligations, January 1, 2009	1,951,041
Additions and revisions	123,046
Settlement and disposals	-
Accretions Expense	286,113
Asset retirement obligation, September 30, 2009	2,360,200

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009 and 2008

The $124,046 revision includes $36,718 reduction due to change in the plug and abandon timing and $159,764 addition due to change in the working interest after settlement on debt owed to Dune Energy, see Note 6.

12	Subsequent Events

The company evaluated subsequent events through November 13, 2009 which is the date the financial statements were issued. There are no significant subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. As at September 30, 2009, we had total current assets of $606,000 and total current liabilities of $6,253,000. We recorded net income of $24,364,763 for the nine months ended September 30, 2009 primarily as the result of a $27,786,000 gain on extinguishment of debt and non-monetary exchange of oil and gas properties related to the re-purchase of the Company’s 8% Secured Debentures and a settlement on debt owed to Dune Energy which was partially offset as the result of a loss from operations.. We have sustained substantial losses during the years ended December 31, 2008 and 2007, totaling approximately $61,000 and $3.2 million, respectively, and we have a working capital deficiency and an accumulated deficit at September 30, 2009 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

On August 4, 2009 the Company re-purchased and retired $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, the Company agreed to assign a portion of certain deep rights held by the Company and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field.

The Company re-purchased from other holders its remaining outstanding 8% Secured Debenture debt totaling $2.9 million and an additional $821,000 of accrued interest with the payment of $256,000 and the issuance of 11.7 million shares of its common stock at a deemed price of US$0.03 per share. The issuance of the shares occurred during the third quarter of 2009.

A Comparison of Operating Results For The Nine Months Ended September 30, 2009 and September 30, 2008

We recorded net income of $24,364,763 during the nine months ended September 30, 2009 compared to a net loss of $860,000 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, our revenues were comprised of oil sales totaling $491,000 compared with oil sales of $1,988,000 during the same period of 2008. Our oil sales for the nine months ended September 30, 2009 were lower as a result of lower oil prices and a decrease in volumes produced. Our net average daily production for the nine month period ended September 30, 2009 decreased by 68% over the same period of the prior year, from 370 (64 net) barrels of oil equivalent per day to 117 (31 net) barrels of oil equivalent per day. Oil prices decreased by 49% for the nine month period ended September 30, 2009 over the same period of the prior year from $116.33 per barrel of oil equivalent to $58.91 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

Due to a gain on the extinguishment of debt and exchange of non-monetary assets, we had income of $23,651,933 for the nine months ended September 30, 2009 compared to total expenses of $2,976,000 for the nine months ended September 30, 2008. Our general and administrative expenses increased by $177,000 for the nine months ended September 30, 2009 compared to the same period in 2008 at $1,131,000 and $954,000 respectively. The increase is primarily due to the financing costs related to the Private Placement of our stock.

Interest and financing costs decreased by $92,000 for the nine months ended September 30, 2009 compared to the same period in 2008 at $602,000 and $694,000 respectively. Interest costs were lower as a result of re-purchasing our debentures during the third quarter of 2009.

Lease operating expenses of $592,000, production taxes of $17,000 and depletion, depreciation and amortization of $491,000 during the nine months ended September 30, 2009 changed from $1,245,000, $213,000, and $574,000, respectively, during the nine months ended September 30, 2008. Lease operating expenses decreased as a result of decreased production and activity level of the operator of the field. Production taxes decreased principally as a result of decreased production and lower prices realized for the sale of oil during the period. The decrease in depletion, depreciation and amortization is due to a lower amortization rate and decreased production.

During the nine months ended September 30, 2009, we had a foreign exchange loss of $1,288,000, compared to a $699,000 foreign exchange gain for the nine months ended September 30, 2008. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange loss for the nine months ended September 30, 2009 was caused by the weakening of the US dollar against the Canadian dollar.

The Company incurred a charge of $14,000 in the first two quarters of 2009 to write-down our inventory to lower of cost or market. There was no such charge in the same period of 2008.

The Company recorded a gain of $27,785,622 for the nine months ended September 30, 2009 as the result of a gain on extinguishment of debt related to the re-purchase of the Company’s 8% Secured Debentures and a settlement on debt owed to Dune Energy. During the first three quarters of 2008, the Company settled $78,000 of vendor notes payable for a net gain of $46,000.

We recorded an allowance for doubtful accounts of $40,000 in the third quarter of 2008. There was no such charge for the same period in 2009.

Liquidity and Capital Resources

General

A decline in oil and natural gas production of 68% and a decrease of 49% in prices decreased revenues during the first three quarters of 2009. To date, our production has not been sufficient to fund our operations and drilling program. We have funded our capital expenditures and operating activities through a series of private and public debt and equity transactions and through an increase in vendor payables and note payables. At September 30, 2009, we do not have any available borrowing capacity and have negative working capital of approximately $5.6 million.

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

A Comparison of Cash Flow For The Nine Months Ended September 30, 2009 and September 30, 2008

Our net cash used in operating activities was $1 million for the nine months ended September 30, 2009 as compared to net cash provided by operating activities of $326,000 for the nine months ended September 30, 2008, a decrease of $674,000. The decrease in net cash provided by operating activities for the nine months ended September 30, 2009 was primarily due to negative changes in accounts receivable and gain from non-cash activities were offset by loss from operating activities. Changes in working capital items had the effect of increasing cash flows from operating activities by $528,000 during the nine months ended September 30, 2009 due to an increase in accounts payable, partially offset by an increase in accounts receivable and other current assets. Changes in working capital items had the effect of increasing cash flows from operating activities by $1,316,000 during the nine months ended September 30, 2008 due to an increase in accounts payable of $1,498,000, partially offset by an increase in accounts receivable.

We used $100,000 of net cash in investing activities during the nine months ended September 30, 2009 compared to net cash used of $264,000 in 2008. The 2009 cash used in investing activities includes $100,000 for the purchase and development of oil and gas properties. We used $276,000 of cash for the purchase and development of oil and gas properties, partially offset by proceeds of $12,000 received for the sale of fixed assets for the same period in 2008.

We provided $1.1 million of net cash in financing activities for the nine months ended September 30, 2009 compared to $78,000 of net cash used in financing activities for the same period in 2008. On July 29, 2009 we closed the final tranche of a Private Placement of 66.7 million shares of our common stock at $0.03 per share for total proceeds of $2.0 million. In conjunction with this placement, finders fees were paid to two firms in Vancouver, BC in the amount of $96,840 and finders warrants were issued for the purchase of 5.38 million shares of common stock exercisable through July 29, 2010 at $0.05 per share. In addition to proceeds from the Private Placement, we had issuance of notes payable of $820,000 offset by payments against outstanding notes of $1.6 million through the third quarter of 2009. For the nine months ended September 30, 2008, net cash outflows from financing activities were primarily a result of payments against outstanding notes.

We have no other commitments to expend additional funds for drilling activities for the rest of 2009.

How We Have Financed Our Activities

On July 29, 2009 we closed the final tranche of a Private Placement of 66.7 million shares of our common stock at $0.03 per share for total proceeds of $2.0 million. In conjunction with this placement, finders fees were paid to two firms in Vancouver, BC in the amount of $96,840 and finders warrants were issued for the purchase of 5.38 million shares of common stock exercisable through July 29, 2010 at $0.05 per share. The net proceeds of the private placement were used to close the Dune Transaction and for working capital purposes.

On August 4, 2009 the Company re-purchased and retired $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, the Company agreed to assign a portion of certain deep rights held by the Company and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field.

The Company re-purchased its remaining outstanding 8% Secured Debenture debt totaling $2.9 million and an additional $821,000 of accrued interest with various holders with the payment of $256,000 and the issuance of 11.7 million shares of its common stock at a deemed price of US$0.03 per share. The issuance of the shares occurred during the third quarter of 2009.

Future Capital Requirements and Resources

At September 30, 2009, we do not have any available borrowing capacity under existing credit facilities and our current assets are $606,000 compared with current liabilities of $6.3 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2009. In addition, we have substantial need for capital to develop our oil and gas prospects. At September 30, 2009, we have no commitments for additional capital to fund drilling activities in 2009.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters we discussed below and elsewhere in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our ability to raise capital and fund our oil and gas well drilling and development plans, and our ability to fund the repayment of our current liabilities,

These risks and uncertainties also relate to our ability to attain and maintain profitability and cash flow and continue as a going concern, our ability to increase our reserves of oil and gas through successful drilling activities and acquisitions, our ability to enhance and maintain production from existing wells and successfully develop additional producing wells, our access to debt and equity capital and the availability of joint venture development arrangements, our ability to remain in compliance with the terms of any agreements pursuant to which we borrow money and to repay the principal and interest when due, our estimates as to our needs for additional capital and the times at which additional capital will be required, our expectations as to our sources for this capital and funds, our ability to successfully implement our business strategy, our ability to maintain compliance with covenants of any loan documents and other agreements pursuant to which we issue securities or borrow funds and to obtain waivers and amendments when and as required, our ability to borrow funds or maintain levels of borrowing availability under our borrowing arrangements, our ability to meet our intended capital expenditures, our statements and estimates about quantities of production of oil and gas as it implies continuing production rates at those levels, proved reserves or borrowing availability based on proved reserves and our future net cash flows and their present value.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that the Company's disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2008, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of September 30, 2009.

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

__________________________________________
(1) Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: November 13, 2009	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer