Form 10-K
period 2009-12-31
American Natural Energy Corp
filed 2010-03-31
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Mark One:

[X]     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2009;

or

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to __________
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

Common Stock, par value $.001 per share
(Title of Each Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, Pursuant to Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]       Accelerated filer [  ]       Non-accelerated filer [  ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]      No [X]

State Issuer’s revenues for its most recent fiscal year: $1,083,414.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2010, was $5,372,243. (Non-affiliates have been determined on the basis of holdings set forth in Item 12 of this Annual Report on Form 10-K.)

The number of shares outstanding of each of the Issuer’s classes of common equity, as of March 31, 2010, was 134,306,080 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Part II

Part III

Item 13.	Certain Relationships and Related Transactions, Director Independence	46
Item 14.	Principal Accountant Fees and Services	46
Item 15.	Exhibits	46

PART I

Item 1 - Description of Business:

     American Natural Energy Corporation is engaged in the acquisition, development, exploitation and production of oil and natural gas.

Our Oil and Natural Gas Interests

     Through our ownership we hold interests in approximately 1,320 acres of land in St. Charles Parish, Louisiana. This acreage is the Bayou Couba leases in which we hold a 94.5% working interest in the leasehold and 97.25% in all but 6 producing wells. The ownership results from our acquisition on December 31, 2001, of the assets and outstanding stock of Couba Operating Company (“Couba") and consolidation of other working interests in the field during 2009. We continue to need and seek material amounts of additional capital to further our oil and natural gas development and exploitation activities.

     Since 2002 through December 31, 2009, we returned to production 9 (7.31 net) well bores drilled by the prior owners on the Couba properties we acquired. Our drilling activities commenced in February 2003 and as of December 31, 2009, we had drilled and completed 12 (3.29 net) wells. By December 31, 2009, our combined production from all our producing wells (21 gross, 16.9 net) was approximately 227 (83 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

     Our Couba Properties. Couba, organized in 1993, was primarily engaged in the production of oil from properties located in St. Charles Parish, Louisiana. Couba’s principal acreage is the Bayou Couba Lease under which Couba owned a 72% working interest in 1,320 gross acres. Production from the wells commenced in 1941 and only oil and non-commercial quantities of natural gas were produced. Natural gas had never been produced in commercial quantities, and all gas production wells from the original development of the property were plugged.

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

     Our ExxonMobil Joint Development Agreement. In November 2002, we entered into a four-year joint development agreement with ExxonMobil relating to both our Couba properties and additional properties owned by ExxonMobil. The Joint Development Agreement expired by mutual agreement of all parties in March 2009.

     Our Dune Energy Agreements. In September 2005, we entered into a participation agreement with Dune Energy, Inc. (“Dune Energy”). Pursuant to the agreement, Dune Energy acquired certain exploration and development rights within our Bayou Couba Properties area. On September 1, 2007 Dune Energy was elected successor operator under the Joint Operating Agreement.

     On August 4, 2009 we completed the terms of a Purchase Agreement whereby we acquired all of Dune Energy’s interest in the producing properties on the Bayou Couba lease, all of the Dune Energy’s interest in the undeveloped leasehold from the surface to the top of the Cib Op formation and all of the outstanding Debentures held by Dune Energy. Additionally, we assumed operations of the field at that time. Dune Energy retained a 75% interest in the lease below the Cib Op formation.

     Our TransAtlantic Agreements. In March 2003, we assigned a 10% participation interest in the ExxonMobil Corp. AMI and joint development agreement to TransAtlantic Petroleum Corp. ("TransAtlantic") in partial consideration for a $2.0 million financing. This agreement, which has a term of four years or the expiration of our agreement with ExxonMobil Corp., whichever is longer, granted to TransAtlantic the right to acquire a 10% interest in any property we acquire in the 23.5 square mile seismic survey area, including any property interests acquired through our agreement with ExxonMobil Corp.

     Effective December 22, 2006, TransAtlantic sold its 10% participation interest in the AMI to Dune Energy. Dune Energy also acquired $3.0 million principal amount of our 8% Convertible Subordinated Debentures formerly held by TransAtlantic. In addition, subsequent to December 31, 2006, Dune Energy acquired from the holders an additional $4,895,000 principal amount of Debentures, bringing Dune Energy’s total holdings of our Debentures outstanding to $7,895,000 principal amount. These Debentures were acquired as part of our August 4, 2009 Purchase Agreement with Dune Energy.

     As of March 31, 2010, TransAtlantic remains the beneficial holder of a total of 2,237,136 shares of our common stock.

     Our State of Louisiana Lease. From February 2002 to February 2005, we leased 1,729 acres from the State of Louisiana, all within the boundaries of the proprietary 1997 3-D seismic data we acquired from Couba. In January 2007, Dune Energy re-leased the acreage plus an additional 769 acres for a total of 2,498 acres that became subject to the terms of the ExxonMobil AMI, and was intended to be explored and developed pursuant to the participation percentages and terms and conditions of our agreement with Dune Energy and the ExxonMobil Joint Development Agreement. The lease expired in January 2010.

     Seismic Survey Participation Agreement. On March 8, 2006, we agreed to participate in a 3D seismic survey covering 60 square miles covering our Bayou Couba lease and surrounding acreage positions. The survey is part of a larger regional survey being conducted by Seismic Exchange, Inc. We received the survey data in 2008 and participated in a joint Pre-stack time migration processing of the data. We are currently completing Pre-stack depth migration processing of the data and upon completion will continue to evaluate the deeper horizons of our Bayou Couba lease.

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

Oil and Gas Reserves

Reserves Estimation

We engaged a third-party engineering firm to prepare our reserve estimates comprising all of our estimated proved reserves (by volume) at December 31, 2009. Our Manager of Operations is the person primarily responsible for overseeing the preparation of the company’s reserve estimates. His qualifications include the following:

  32 years of practical experience in geology, petroleum engineering and reserve evaluation
  Bachelor of Science degree in Geology

We maintain internal controls such as the following to ensure the reliability of reserves estimations:

  No employee’s compensation is tied to the amount of reserves booked.
  We follow comprehensive SEC-compliant internal policies to determine and report proved reserves. Reserves estimates are made by experienced third-party reservoir engineers.
  The Manager of Operations reviews all the company’s reported proved reserves at the close of each quarter.
  Each quarter, the Manager of Operations and the Chief Executive Officer review all significant reserve changes and all new proved undeveloped reserves additions.

The tables below set forth information as of December 31, 2009 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Summa Engineering, Inc. This report is included as Exhibit 99.1 to this Annual Report on Form 10-K. The qualifications of the technical person at each of these firms primarily responsible for overseeing his firm’s preparation of the company’s reserve estimates are set forth below.

  Bachelor of Science Degree in Petroleum Engineering
  Over 35 years of practical experience in petroleum engineering
  A registered Professional Engineer in the State of Oklahoma

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

OIL		GAS	TOTAL
	(Mbbl)	(Mmcf)	(Mbble)

Proved developed producing	103.06	-	103.06
Proved developed non-producing	-	-	-
Proved undeveloped	1,272,45	-	1,272,45
Total proved	1,375.52	-	1,375.52

	Proved Developed Producing	Proved Developed Non- producing	Proved Undeveloped	Total Proved

Estimated future net revenue(a)	$2,847,482	-	$37,889,908	$40,737,390
Present value of future net revenue(b)	$2,286,217	-	$22,543,909	$24,830,126
Standardized measure of discounted future net cash flows	$2,286,217	-	$22,543,909	$24,830,126

___________________
(a) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2009. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $58.83 per barrel of oil and $3.55 per mcf of gas.

(b) Present value of future net revenues represents estimated future net revenues discounted using an annual discount rate of 10%. The present value of future net revenue is equivalent to the standardized measure of discounted future net cash flows at December 31, 2009 as there is no future income tax provision.

     The future net revenue attributable to our estimated proved undeveloped reserves is calculated to be $37.9 million at December 31, 2009, with the present value thereof to be $22.5 million, based on us expending approximately $7.7 million during 2010 and an additional $610,000 in future periods to develop these reserves. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. At December 31, 2009, the capital necessary to develop these additional reserves was unavailable to us. Through December 31, 2009, we had expended approximately $15.4 million in exploration and development of the Bayou Couba properties.

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

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured in an exact way and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. As a result, estimates made by different engineers often vary. In addition, results of drilling, testing and production subsequent to the date of an estimate may justify revision of such estimates, and such revisions may be material. Accordingly, reserve estimates are often different from the actual quantities of oil and gas that are ultimately recovered. Furthermore, the estimated future net revenue from proved reserves and the present value thereof are based upon certain assumptions, including prices, future production levels and costs that may not prove correct. Fluctuations in commodities prices will impact the economic viability of the production of oil and gas. Predictions about prices and future production levels are subject to great uncertainty, and the foregoing uncertainties are particularly true as to proved undeveloped reserves, which are inherently less certain than proved developed reserves. Accordingly, our existing claimed reserves and any reserves we may discover in the future are and will be subject to these uncertainties.

     The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2009, all of our operations and reserves are located in that area.

Drilling Activity

     The following table sets forth information as to the wells we completed during the periods indicated. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2007		2008		2009
	Gross	Net	Gross	Net	Gross	Net
Development
Productive	0.0	0.0	0.0	0.0	0.0	0.0
Non- productive	-0-	-0-	-0-	-0-	-0-	-0-
Exploratory
Productive	-0-	-0-	-0-	-0-	-0-	-0-
Non- productive	-0-	-0-	-0-	-0-	-0-	-0-

     During 2009, 2 Behind Pipe Zones that were classified as Proved Undeveloped Reserves were re-completed at a cost of approximately $323,700 and reclassified as Proved Developed Producing at December 31, 2009. Additional Proved Undeveloped Reserves will be drilled and completed as cash flow or funding from third party sources becomes available.

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

     During 2009 we acquired all of the working interest of Dune Energy as well as other small interest owners in the field. The acquisitions effectively added an additional 6.56 net wells to our ownership interest.

     At December 31, 2009, combined production from all our producing wells on the property was approximately 227 (83 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

Production Volumes, Revenue, Prices and Production Costs

     The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the three years ended December 31, 2009. All of our production was from our properties located in St. Charles Parish, Louisiana.

	Year Ended December 31,
	2009	2008	2007
Net Production:
(1)
Oil (Mbbl)	16.0	20.2	16.5
Natural Gas (Mmcf)	0.0	1.1	3.5
Oil Equivalent (Mbble )	16.0	20.4	17.1

Oil and Natural
Gas Sales: (2)
Oil	$1,054,390	$2,186,106	$1,199,893
Natural Gas	-	$11,441	$19,568

Total	$1,054,390	$2,197,546	$1,219,461

Average Sales
Price:
Oil ($per Bbl)	$66.04	$108.37	$72.54
Natural Gas ($per Mcf)	-	$9.99	$5.65
Oil Equivalent ($per Bble)	$66.04	$107.92	$71.24

Oil and Natural
Gas Costs:
Lease operating expenses	$766,180	$1,630,603	$470,730
Production
Taxes	$24,993	$223,350	$102,968
Depreciation,
depletion and amortization	$466,803	$509,087	$441,764
Average production cost per unit of production ($ per Bble)	$49.56	$91.05	$33.51

(1) Includes only production owned by us and produced to our interest, less royalties and production due others. 367, 169, and 265 barrels of oil were produced in December 2009, 2008 and 2007 but not sold until January 2010, 2009 and 2008, respectively, and are included in inventory at December 31, 2009, 2008 and 2007 at the lower of production cost and DD&A, or market.

Development, Exploration and Acquisition Expenditures

     The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2008	2009
Development Costs	$231,949	$405,424	$473,981
Exploration Costs	-	-	-
Acquisition Costs	-	-	494,938
Sales of Properties	$(3,500,000)	-	-
Capitalized Interest	-	-	-

Total	$(3,268,051)	$405,424	$968,919

_______________________

Acreage

     The following table sets forth as of December 31, 2008, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. "Gross" acres are the total number of acres in which we own a working interest. "Net" acres refer to gross acres multiplied by our fractional working interest.

	Developed(1)		Undeveloped(1)		Total Developed and Undeveloped
Area	Gross	Net	Gross	Net	Gross	Net

Louisiana	1,319	1,247	-	-	1,319	1,247
Total	1,319	1,247	-	-	1,319	1,247

(1) Net acreage assumes that we maintain our existing working interest percentage in all future development.

Marketing

     Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2009, our oil sales to Texon L.P. of $1,054,390 accounted for 100% of our total oil and gas sales. We believe we are not materially dependent upon Texon for our sales as we believe there are numerous other purchasers for our oil production at competitive prices. We did not have any gas sales in 2009. We believe that the loss of this customer would not have a material adverse effect on our results of operations or our financial position.

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

Regulation

General

     Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2009, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months; however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.

     Exploration and Production

     Our operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or obtained in connection with operations. Our operations are also subject to various conservation regulations. These include the regulation of the size of drilling and spacing units and the density of wells which may be drilled and the unitization or pooling of oil and gas properties. In this regard, some states (such as Oklahoma) allow the forced pooling or integration of tracts to facilitate exploration while other states (including Louisiana) rely on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and, therefore, more difficult to develop a prospect if the operator owns less than 100% of the leasehold. In addition, certain state conservation laws may establish maximum rates of production from oil and gas wells generally prohibit the venting or flaring of gas and impose certain requirements regarding the ratability of production. The effect of these regulations is to limit the amount of oil and gas we can produce from our wells and to limit the number of wells or the locations at which we can drill. The extent of any impact on us of such restrictions cannot be predicted.

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

Employees

     As of December 31, 2009, we employed six persons, of whom two were executive officers and two were operations personnel and two were accounting staff. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

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

Office

     Our principal office is located at 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136. Additionally, we maintain office space in The Woodlands, Texas. Our leased premises include approximately 4,899 square feet and are leased for various terms expiring in 2010. The annual aggregate rental is $93,081. The facilities are considered adequate for our present activities.

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

Risks Relating to Us and the Oil and Gas Industry

Our Ability to Continue as a Going Concern is Uncertain

     Our consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company recorded net income of $23,953,000 for the twelve months ended December 31, 2009 as the result of a $27,994,000 gain on extinguishment of debt related to the re-purchase of the Company’s 8% Secured Debentures and a settlement on debt owed to Dune Energy. We have sustained substantial losses in 2008 and 2007, totaling approximately $61,000 and $3.2 million, respectively, and had a working capital deficiency at December 31, 2009 of approximately $6.2 million. Production from our drilling program decreased during 2009 compared to 2008, and our revenue has not been sufficient to fund our operations. At December 31, 2009, we do not have any available borrowing capacity under existing credit facilities and our current assets are $723,000 compared with current liabilities of $6.9 million which include accounts payable, revenues payable, notes payable, and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2010. All the foregoing lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings, and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to pay our current liabilities and to continue to explore for and develop our oil and gas reserves.

     The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph which states that we have sustained substantial losses in 2008 and 2007 and have a working capital deficiency and an accumulated deficit at December 31, 2009 that raise substantial doubt about our ability to continue as a going concern.

Our Current Liabilities as of December 31, 2009 Exceed Our Current Assets by $6.2 Million

     As of December 31, 2009, our current assets were approximately $723,000 and our current liabilities were approximately $6.9 million. In order to meet our current obligations, we will need to raise additional capital. At March 31, 2010, we have no commitments from others to provide this capital and without additional capital to meet these obligations, our continued operations cannot be assured. There can be no assurance that we will be successful in raising additional capital or that the terms on which such additional capital can be raised may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to reduce our current liabilities relative to our current assets could lead creditors to refuse to extend us further credit which could materially adversely affect our operations.

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

Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets.

     At December 31, 2009, based on the report of Summa Engineering, Inc., we claimed total estimated proved reserves of 1,375.5 Mbble of oil. Through December 31, 2009, we were able to return to production 9 (8.75 net) well bores drilled by prior owners on the Couba properties we acquired, and we had successfully completed 12 (7.88 net) wells. As of that time, our combined production from all our producing wells was approximately 145 (83 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.

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

     Readers are cautioned that the risk factors and uncertainties referred to above, as well as the risk factors described elsewhere in this Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2010 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1B – Unresolved Staff Comments:

     As of December 31, 2009, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

Item 2 - Properties:

     A description of our properties appears in Item 1 of this Annual Report on Form 10-K.

Item 3 - Legal Proceedings:

     No legal proceedings are pending against us other than ordinary litigation incidental to our business, the outcome of which we believe will not have a material adverse effect on us.

Item 4 - Submission of Matters to a Vote of Security Holders:

     No matter was submitted during the fourth quarter of the year ended December 31, 2009 to a vote of security holders through the solicitation of proxies or otherwise.

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

     Our common shares are traded on the TSX Venture Exchange, Inc. under the symbol ANR.U. Our common shares are not currently traded on any United States stock exchange or in the over-the-counter market in the United States, and, accordingly, there is currently no public market for our common shares in the United States.

     The reported high and low sales prices, reported in United States dollars, for our common shares, as reported by the TSX Venture Exchange, on a calendar quarterly basis for the calendar year ended December 31, 2007 through March 31, 2010 were as follows.

		Prices

	High	Low	Share Volume

2007
First Quarter	$0.10	$0.05	2,347,654
Second Quarter	$0.05	$0.03	2,500,333
Third Quarter through July 25, 2007*	$0.05	$0.03	378,331

2008
Fourth Quarter beginning November 17, 2008**	$0.04	$0.01	1,946,879

2009
First Quarter	$0.03	$0.01	1,542,728
Second Quarter	$0.04	$0.01	1,671,590
Third Quarter	$0.10	$0.03	4,253,544
Fourth Quarter	$0.09	$0.03	3,707,730

2010
First Quarter through March 29 , 2010	$0.07	$0.03	4,095,829

* Effective July 25, 2007, TSX Venture Exchange suspended trading in our securities as a result of the Cease Trade Order issued by the British Columbia Securities Commission.
** Effective November 17, 2008 TSX Venture Exchange reinstated trading in our securities.

     As of March 31, 2010, we had 3,630 stockholders of record.

     On May 1, 2007, the British Columbia Securities Commission issued a cease trade order (the "Management Cease Trade Order") restricting trading in our securities by certain of our insiders until we file the Annual Consolidated Financial Statements and related annual filings. We filed a Notice of Default dated May 1, 2007 (the "Notice of Default"), and subsequently filed Default Status Report updates dated May 15, 2007 (the “First Default Status Report”), May 29, 2007 (the “Second Default Status Report”), June 12, 2007 (the “Third Default Status Report”) and June 26, 2007 (the “Fourth Default Status Report”) as required by 57-301. Effective July 25, 2007, TSX Venture Exchange suspended trading in our securities as a result of the Cease Trade Order issued by the British Columbia Securities Commission.

     We had been unable to complete the Annual Consolidated Financial Statements and related annual filings and were unable to file the Annual Consolidated Financial Statements and related annual filings prior to June 30, 2007 due to our inability to make payment on outstanding invoices to our auditors for services previously performed. As a result of the delays in completing the Annual Consolidated Financial Statements, we were also delayed in filing our interim consolidated financial statements for the three-months ended March 31, 2007, the six-months ended June 30, 2007 and the nine-months ended September 30, 2007 (the "Interim Consolidated Financial Statements") which were due by May 15, 2007, August 14, 2007 and November 14, 2007, respectively. As of June 9, 2008 all of our filings were current and TSX Venture Exchange reinstated trading in our securities on November 17, 2008.

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

Issuer Purchases of Equity Securities

     No purchases of shares of our Common Stock, par value $.001 per share, were made by us or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the year ended December 31, 2009.

Item 6 – Selected Financial Data:

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

     Our consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recorded net income of $23,953,000 for the twelve months ended December 31, 2009 as the result of a $27,994,000 gain on extinguishment of debt related to the re-purchase of the Company’s 8% Secured Debentures and a settlement on debt owed to Dune Energy. We have sustained substantial losses in 2008 and 2007 of approximately $61,000 and $3.2 million, respectively, and have a working capital deficiency and an accumulated deficit at December 31, 2009 which leads to questions concerning our ability to meet our obligations as they come due. We have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and drilling participations, and we have no bank or other line of credit or other financing agreement providing borrowing availability with a commercial lender. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas in addition to the quantities of oil and natural gas we sell. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.

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

     The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph which states that we have sustained substantial losses in 2008 and 2007 and have a working capital deficiency and an accumulated deficit at December 31, 2009 that raise substantial doubt about our ability to continue as a going concern.

Statements of Operations

A Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

     We recorded net income of $23,953,000 during the year ended December 31, 2009 compared to a net loss of $61,000 for the year ended December 31, 2008. During the year ended December 31, 2009, our revenues were comprised of oil sales totaling $1,054,000 compared with oil sales of $2,198,000 during the same period of 2008. Our oil sales for the twelve months ended December 31, 2009 were lower as a result of lower oil prices and a decrease in volumes. Our net average daily production for the twelve month period ended December 31, 2009 decreased by 61% over the same period of the prior year, from 322 (56 net) barrels of oil equivalent per day to 124 (44 net) barrels of oil equivalent per day. Oil prices decreased by 39% for the twelve month period ended December 31, 2009 over the same period of the prior year from $107.92 per barrel of oil equivalent to $66.04 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production and normal declines resulting as the reservoirs are depleted.

     Due to a gain on the extinguishment of debt and exchange of non-monetary assets, we had income of $22,869,000 for the year ended December 31, 2009 compared to total expenses of $2,259,000 for the year ended December 31, 2009. Our general and administrative expenses increased by $161,000 for the twelve months ended December 31, 2009 compared to the same period in 2008 at $1,465,000 and $1,304,000 respectively. The increase is due to the financing costs related to the Private Placement of our stock and to stock based compensation.

     Interest and financing costs decreased by $316,000 for the year ended December 31, 2009 compared to the same period in 2008 at $607,000 and $923,000 respectively. Interest costs were lower as a result of re-purchasing our debentures during the third quarter of 2009.

     Lease operating expenses of $760,000, production taxes of $25,000 and depletion, depreciation and amortization of $576,000 during the year ended December 31, 2009 changed from $1,631,000, $223,000, and $722,000, respectively, during the year ended December 31, 2008. Lease operating expenses decreased as a result of decreased production and activity level of the operator of the field. Production taxes decreased principally as a result of decreased production and lower prices realized for the sale of oil during the period. The increase in depletion, depreciation and amortization is primarily due to increased accretion of asset retirement obligation because of our higher working interest percentages caused by us purchasing other owners interest. The increase in depletion, depreciation and amortization is offset by a decrease caused by lower amortization rate and decreased production.

     During the year ended December 31, 2009, we had a foreign exchange loss of $1,687,000, compared to a $2,519,000 foreign exchange gain for the year ended December 31, 2008. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange loss for the twelve months ended December 31, 2009 was caused by the weakening of the US dollar against the Canadian dollar.

     We incurred a charge of $14,000 for the year ended December 31, 2009 to write-down our inventory to lower of cost or market. During the year ended December 31, 2008, there was also a charge of $14,000 for the write-down of our inventory to lower of cost or market.

     We recorded a gain of $27,994,000 for the year ended December 31, 2009 as the result of a gain on extinguishment of debt related to the re-purchase of our 8% Secured Debentures, and a settlement on debt owed to Dune Energy. We also settled $16,000 of vendor notes payable for a net gain of $10,000. During the year ended December 31, 2008, we settled $78,000 of vendor notes payable for a net gain of $46,000.

     We recorded an allowance for doubtful accounts of $7,000 during the year ended December 31, 2008. There was no such charge for the same period in 2009.

Liquidity and Capital Resources

General

     At December 31, 2009, we do not have any available borrowing capacity under existing credit facilities and our current assets are $723,000 compared with current liabilities of $6.9 million which includes accounts payable, revenues payable, notes payable, and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2010.

     We have substantial need for capital to develop our oil and gas prospects. Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and through an increase in notes payable. We expect any future capital expenditures for drilling and development to be funded from the sale of drilling participations and equity capital. It is management's plan to raise additional capital through the sale of interests in our drilling activities or other strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

Years Ended December 31, 2009 and December 31, 2008

     Our net cash used in operating activities was $861,000 for the year ended December 31, 2009 as compared to net cash provided by operating activities of $294,000 for the year ended December 31, 2008, a decrease of $1.1 million. The decrease in net cash provided by operating activities for the year ended December 31, 2009 compared to the same period of 2008 was primarily due to accounts receivable increases and accounts payable decreases during the period. Changes in working capital items had the effect of increasing cash flows from operating activities by $796,889 during the year ended December 31, 2009 due to an increase in accounts payable, partially offset by an increase in accounts receivable and other current assets. Changes in working capital items had the effect of increasing cash flows from operating activities by $2,178,000 during the year ended December 31, 2008 due to an increase in accounts payable of $2,158,000.

     We used $969,000 of net cash in investing activities during the year ended December 31, 2009 compared to net cash used of $374,000 for the same period of 2008. The 2009 cash used in investing activities was for the purchase and development of oil and gas properties. We used $386,000 of cash for the purchase and development of oil and gas properties, partially offset by proceeds of $12,000 received for the sale of fixed assets for the same period in 2008.

     We provided $1.9 million of net cash in financing activities for the year ended December 31, 2009 compared to $269 of net cash used in financing activities for the same period in 2008. On July 29, 2009 we closed the final tranche of a Private Placement of 66.7 million shares of our common stock at $0.03 per share for total proceeds of $2.0 million. In conjunction with this placement, finders fees were paid to two firms in Vancouver, BC in the amount of $96,839 and finders warrants were issued for the purchase of 5.38 million shares of common stock exercisable through July 29, 2010 at $0.05 per share. In addition to proceeds from the Private Placement, we had issuance of notes payable of $1.6 offset by payments against outstanding notes of $1.6 million during the year ended December 31, 2009. For the year ended December 31, 2008, net cash outflows from financing activities were a result of payments against outstanding notes which were offset by the issuance of notes payable.

     We have no other commitments to expend additional funds for drilling activities for the rest of 2010.

     Additional information regarding liquidity and capital resources is included under the caption “Future Capital Requirements and Resources.”

How We Have Financed Our Activities

     Our activities since 2002 have been financed primarily from sales of debt and equity securities and drilling participations. These transactions during this period of time included the following, among other previously reported financing transactions we entered into during the period:

Certain Financing Transactions Prior to January 1, 2009:

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

     On October 19, 2005 we executed a definitive Exploration and Development Agreement (the “Agreement”) with Dune Energy, providing for the creation of an area of mutual interest covering an area of approximately 31,367 acres. Pursuant to the terms of the Agreement, Dune Energy agreed to pay us in instalments a prospect fee in the amount of $1.0 million, all of which has been paid. Under the original Agreement, in the event we and Dune Energy elected to complete the first two exploratory wells drilled pursuant to the Agreement, upon the receipt by Dune Energy of a log from either of those two wells, Dune Energy would pay to us an additional prospect fee of $500,000. However, as a result of Dune Energy paying 100% of the costs for our participation in the 3D seismic survey being conducted by SEI and described above, the terms of the Agreement between us and Dune Energy were amended to waive any additional prospect fees that may be due from Dune. On June 26, 2007, Dune Energy increased its participation to 75% of our interest under these agreements, excluding the area under the Bayou Couba lease itself where it retained a participation of 50% of our interest, with the payment of $3 million. On September 1, 2007 Dune Energy was elected successor operator under the joint development agreement and Dune Energy paid us an additional $500,000. We used the proceeds from these payments to reduce outstanding obligations.

Financing Transactions During the Year Ended December 31, 2009

     On March 19, 2009 the TSX Venture Exchange approved the issuance of 1,060,000 shares of our common stock as payment for an outstanding invoice owed to Wakabayahsi Funds LLC in the amount of $10,600. The shares were issued on March 26, 2009.

     On July 29, 2009 we closed the final tranche of a Private Placement of 66.7 million shares of our common stock at $0.03 per share for total proceeds of $2.0 million. In conjunction with this placement, finders fees were paid to two firms in Vancouver, BC in the amount of $96,839 and finders warrants were issued for the purchase of 5.38 million shares of common stock exercisable through July 29, 2010 at $0.05 per share. The net proceeds of the private placement are being used to close the Dune Transaction and for working capital purposes.

     On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, the Company agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field.

     We re-purchased its remaining outstanding 8% Secured Debenture debt totaling $2. million and an additional $821,000 of accrued interest with various holders with the payment $256,000 and the issuance of 11.7 million shares of its common stock at a deemed price US$0.03 per share. The issuance of the shares occurred during the third quarter of 2009.

     In December 2009, we granted 1,600,000 common shares to a group of lenders as a share bonus for the bridge loan related to the acquisition of an Overriding Royalty Interest. The relative fair value of these shares of $42,585 was recorded as a discount on the bridge loan. The issuance of the shares occurred in January 2010.

Future Capital Requirements and Resources

     At December 31, 2009, we do not have any available borrowing capacity under existing credit facilities and our current assets are $723,000 compared with current liabilities of $6.9 million which includes accounts payable, revenues payable and notes payable (a portion of which is past due). We have substantial needs for funds to pay our outstanding payables and debt due during 2010. In addition, we have substantial need for capital to develop our oil and gas prospects. At December 31, 2009, we have no commitments for additional capital to fund drilling activities in 2010.

     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations, and through an increase in notes payable. Any capital expenditures for drilling purposes during 2010, we expect will be funded from the sale of drilling participations and equity capital. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

     Our business strategy requires us to obtain additional financing and our failure to do so can be expected to adversely affect our ability to further grow our revenues, oil and gas reserves and achieve and maintain a significant level of revenues and profitability. There can be no assurance we will obtain this additional funding. Such funding may be obtained through the sale of drilling participations, joint ventures, equity securities or by incurring additional indebtedness. Without such funding, our revenues will continue to be limited and it can be expected that our operations will not be profitable. In addition, any additional equity funding that we obtain may result in material dilution to the current holders of our common stock.

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

Revenue Recognition

     Our profitability and revenues are and will be dependent, to a significant extent, upon prevailing spot market prices for oil and natural gas. Oil and natural gas prices and markets have been volatile. Prices are subject to wide fluctuations in response to changes in supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond our control. Such factors include political conditions, weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. Oil prices have fluctuated significantly over the past twelve months.

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

     Under FASB ASC 740, Accounting for Income Taxes, an enterprise must use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. The more negative evidence that exists (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed for some portion, or all of the deferred tax asset. Among the more significant types of evidence that we consider are:

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

     Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2009 and 2008, we have a deferred tax asset of approximately $6.4 million and $16.1 million for which we have recognized a $6.4 million and $16.1 million valuation allowance, respectively.

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

Asset Retirement Obligation

     Effective January 1, 2003, we adopted FASB ASC 410-20, Accounting for Asset Retirement Obligations (“ASC 410-20”). This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets.

     Under ASC 410-20 we recognize the fair value of a liability for a retirement obligation in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of the asset at its discounted fair value. The liability is then accreted each period until the liability is settled or the asset is sold, at which time the liability is reversed.

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

       We have adopted the Final Rule and have begun complying with the disclosure requirements in this annual report on Form 10-K for the year ended December 31, 2009.

  Item 7A – Quantitative and Qualitative Disclosures About Market Risk:

       As a smaller reporting company, we are not required to respond to this Item.

  Item 8 – Consolidated Financial Statements and Supplementary Data:

       The response to this Item is included in a separate section of this report. See page F-1.

  Item 9A(T) – Controls and Procedures

       (a) Managements Annual Report on Internal Control Over Financial Reporting

       Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

*	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

*

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors;

*

  and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

       Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2009, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the " COSO Framework "). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the consolidated financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the consolidated financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements.

       To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented. The absence of the ability to conclude as to the sufficiency of internal controls is a material weakness. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal controls were not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only managements report in this annual report.

       (b) Changes in Internal Control Over Financial Reporting

       There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

       This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report is not at this time subject to attestation by our registered public accounting firm pursuant to temporary rules and amendments thereto of the SEC that permit us to provide only management's report in this annual report.

       Despite the internal control deficiencies, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2009 in all material respects.

  Item 9B – Other Information

       No information is required to be disclosed in response to this Item 8B.

  PART III

  Item 10 – Directors, Executive Officers and Corporate Governance:

  Directors, Executive Officers and Significant Employees

       The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

Name	Age	Position
Directors and Executive Officers:

Michael K. Paulk	61	President and Director
Steven P. Ensz	58	Vice President, Finance, and Chief Financial Officer and Director
Brian E. Bayley(1)	57	Director
John K. Campbell(1)	76	Director
William Grant (1)	48	Director

Significant Employees:

Richard O. Mulford	57	Manager of Operations
Robert G. Snead	71	Exploitation Manager

  _______________________
       (1) Member of our Audit Committee

       Each Director of our company has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified.

       Michael K. Paulk: Mr. Paulk was elected President and Director of our company in July 2001. From October 1994 to January 2001, when it was sold to Chesapeake Energy Corporation, he was the President and a Director of Gothic Energy Corporation ("GEC"). GEC is neither a predecessor nor affiliate of either us or our subsidiary, Gothic, and there was no affiliation between Gothic and GEC prior to January 2001. GEC was engaged, until its acquisition by Chesapeake Energy Corporation in January 2001, in the acquisition, development, exploration and production of natural gas and oil. Mr. Paulk has been engaged in the oil and gas industry for more than 20 years.

       Steven P. Ensz: Mr. Ensz has been Vice-President, Finance and Chief Financial Officer of our company since July 2001 and is responsible for our financial activities. From March 1998 to January 2001, he held a similar position with GEC. From July 1991 to February 1998, he was Vice-President, Finance of Anglo-Suisse, Inc., an oil and natural gas exploration and producing company. He has held various positions within the energy industry, including President of Waterford Energy, an independent oil and gas producer, for more than 23 years. He is a certified public accountant.

       Brian E. Bayley: Mr. Bayley was elected a director of the Company in June 2001. With over 26 years of business experience, Mr. Bayley has experience in areas of asset backed lending, real estate, corporate restructuring and natural resources. Mr. Bayley is currently the Co-Chairman and a director of Quest Capital Corp., a publicly traded mortgage investment corporation listed on the TSX, NYSE AMEX and AIM. From 2003 – 2008, Mr. Bayley served as the Chief Executive Officer and President of Quest Capital Corp. Mr. Bayley is currently a director and/or officer on numerous other public companies. None of the other companies Mr. Bayley is affiliated with are affiliates of ours. Mr. Bayley is a Director of TransAtlantic Petroleum (USA) Corp., which provided financing to our company in March 2003 and purchased Debentures in October 2003.

       John K. Campbell: Mr. Campbell has been a Director of our company since April 2000 and was President of Gothic from April 2000 to July 2001. Mr. Campbell has been the President and Director of TransAmerica Industries Ltd. since 1986.

       William A. Grant III: Mr. Grant has held various leadership roles in the banking and insurance industries for the past 23 years. Mr. Grant began his career in a position in Bank of Oklahoma’s management training program and advanced to the position of Vice President -energy lending. Subsequent to his tenure at Bank of Oklahoma, he joined F&M Bank until he purchased an interest and took the reins as President of the The Holmes Organisation in 1997.

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

  Audit Committee and Audit Committee Financial Expert:

       As of December 31, 2009, the members of our Audit Committee of our Board of Directors are Messrs. Bayley (Chairman), Campbell, and Grant. Messrs. Bayley and Campbell have been members of the Audit Committee since 2002. Mr. Grant was added during 2009. Our securities are not listed on any national securities exchange or listed on an automated inter-dealer quotation system.

       Our Board of Directors has adopted an Audit Committee Charter. Our Audit Committee Charter, as adopted on April 22, 2004, was attached as Annex A to our Proxy Statement dated June 14, 2004. Under our Audit Committee Charter, our Audit Committee’s responsibilities include, among other responsibilities, the appointment, compensation and oversight of the work performed by our independent auditor, the adoption and assurance of compliance with a pre-approval policy with respect to services provided by the independent auditor, at least annually,obtain and review a report by our independent auditor as to relationships between the independent auditor and our company so as to assure the independence of the independent auditor, review the annual audited and quarterly consolidated financial statements with our management and the independent auditor, and discuss with the independent auditor their required disclosure relating to the conduct of the audit.

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

  Item 11 - Executive Compensation:

       The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2009 who received total compensation exceeding $100,000 for the year ended December 31, 2009 and who served in such capacities at December 31, 2009.

  SUMMARY COMPENSATION TABLE
  Annual Compensation

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	Option Awards ($)(1) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Michael K. Paulk, President and CEO(2)	2009 2008	$150,000 $150,000	-0- -0-	-0- -0-	$97,491 -0-	-0- -0-	-0- -0-	-0- -0-	$247,491 $150,000
Steven P. Ensz Executive Vice President and CFO(2)	2009 2008	$150,000 $150,000	-0- -0-	-0- -0-	$97,491 -0-	-0- -0-	-0- -0-	-0- -0-	$247,491 $150,000

(1)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC 718. See Note 1 to Notes to Consolidated Financial Statements for the year ended December 31, 2009.
(2)	Messrs. Paulk and Ensz are also Directors of our company; however they receive no additional compensation for serving in those capacities.

       We do not have any employment contracts with any of our executive officers or other significant employees.

  Outstanding Equity Awards at December 31, 2009.

       The following table provides information with respect to our named executive officers above regarding outstanding equity awards held at December 31, 2009.

	Option Awards				Stock Awards

Name (a)	Number of securities underlying unexercised Options (#) Exercisable/ Unexercisable (b-c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of shares or units of Stock held that have not vested (#) (g)	Market value of shares or units of Stock held that have not vested ($ ) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Michael K. Paulk	1,500,000	-0-	0.09	9/8/14	-0-	-0-	-0-	-0-
Steven P. Ensz	1,500,000	-0-	0.09	9/8/14	-0-	-0-	-0-	-0-

  Director Compensation

       The following table provides information with respect to compensation of our Directors during the year ended December 31, 2009. The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($)(1) (c)	Option Awards ($)(1) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non- Qualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)

Brian E. Bayley	-0-	-0-	$6,500	-0-	-0-	-0-	$6,500
John K. Campbell	-0-	-0-	-0-	-0-	-0-	-0-	-0-
William A. Grant III	-0-	-0-	$6,500	-0-	-0-	-0-	$6,500

  (1) Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC 718. See Note 1 to Notes to Consolidated Financial Statements for the year ended December 31, 2009.

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

  Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

       The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2010 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our Directors and officers, and (c) by all Directors and officers as a group. As of March 31, 2010, we had 134,306,080 common shares outstanding.

		Percentage of
	Number of Shares	Outstanding
Name and Address (1)(2)	Owned	Shares(3)

Michael K. Paulk	3,648,875(4)	2.7%
Steven P. Ensz	7,148,313(5)	5.3%
Brian E. Bayley Suite 300 - 570 Granville Street Vancouver, BC V6C 3P1	4,245,625(6)	3.2%
John K. Campbell 750 West Pender Street - Suite 710 Vancouver, BC V6C 2T7	65,528	0.0%
William A. Grant (7) 1350 S. Boulder, Suite 1000 Tulsa, OK 74119	933,333	0.7%
TransAtlantic Petroleum Corp(8) 1550, 340 - 12th Avenue, SW Calgary, Alberta T2R 1L5	2,237,136(9)	1.7%(10)
All Directors and officers as a group (5 persons)	16,041,674	11.9%
  ________________________

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

(2)	Unless otherwise indicated, the address for each of the above is c/o American Natural Energy Corporation, 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136.
(3)	The percentage of outstanding shares calculation is based upon 134,306,080 shares outstanding as of March 31, 2010, except as otherwise noted.
(4)	Includes 1,500,000 shares issuable at an exercise price of $0.09 on exercise of an option.
(5)	Includes 1,500,000 shares issuable at an exercise price of $0.09 on exercise of an option.
(6)

  Excludes 60,000 shares held by Mr. Bayley’s wife and 50,000 shares held by a trust for the benefit of Mr. Bayley’s minor children, as to all of which Mr. Bayley disclaims a beneficial interest. Includes 100,000 shares issuable at an exercise price of $0.09 on exercise of an option.

(7)	Includes 100,000 shares issuable at an exercise price of $0.09 on exercise of an option.
(8)	TransAtlantic is a corporation whose shares are publicly traded on the Toronto Stock Exchange under the symbol TNP.U. Its Directors are Michael Winn, Brian Bayley, Scott Larsen and Alan C. Moon.
(9)	Includes 2,237,136 shares held by TransAtlantic. Mr. Bayley, one of our Directors, is also a Director of TransAtlantic and also disclaims a beneficial interest in the shares.
(10)	The percentage of outstanding shares calculation is based upon 134,306,080 shares outstanding as of March 31, 2010.

  Securities Authorized for Issuance Under Equity Compensation Plans

       We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our Stock Incentive Plan. See Note 8 to the Notes to Consolidated Financial Statements for further information on the material terms of this plan.

       The following table provides information as of December 31, 2009 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

  Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,650,000	$0.09	350,000
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	4,650,000	$0.09	350,000

  Item 13 - Certain Relationships and Related Transactions:

       On May 4, 2006, the Company entered into a note payable with Mike Paulk, an officer of the Company, in the amount of $198,000. During 2006 an additional $10,000 was loaned to the Company while $12,000 was repaid. During 2008 an additional $67,000 was loaned to the Company while $70,000 was repaid. During 2009, an additional $68,000 was loaned to the Company and the note was repaid in full in September 2009 with a payment of $261,000.

       The Company paid Mike Paulk $16,000 in interest in 2009 on the loans provided to the Company.

  Item 14. Principal Accountant Fees and Services

       The following sets forth fees we incurred for services provided by MaloneBailey, LLP for the years ended December 31, 2009 and 2008, our independent registered public accountants at those year ends.

	Audit Fees	Audit Related Fees	Tax Fees

2009	$79,000	--	-
2008	$109,000	--	-

       Our Board of Directors believes that the provision of the services during the years ended December 31, 2009 and December 31, 2008 is compatible with maintaining the independence of MaloneBailey, LLP. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by MaloneBailey, LLP included under the caption Audit Fees include services rendered for the audit of our annual consolidated financial statements, the review of our quarterly financial reports, the issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission.

  Item 15 – Exhibits:

Exhibit	Description

2.0

  Second Amended Joint Plan of Reorganization Proposed by Couba Operating Company, American Natural Energy Corporation and Gothic Resources Inc. filed in the United States Bankruptcy Court, Western District of Oklahoma. Case No. 00-11837-W (Chapter 11)(4)

2.1	Order Confirming Plan, filed November 16, 2001 with U.S. Bankruptcy Court, Western District of Oklahoma(1)

Exhibit	Description
3.1	Certificate of Incorporation of American Natural Energy Corporation(1)
3.2	Certificate of Amendment filed March 23, 2001(1)
3.3	Certificate of Amendment filed December 20, 2001(1)
3.4	Amended Certificate of Incorporation filed June 30, 2005.(5)
3.4	By-laws, as amended through September 13, 2004(5)
10.1	2001 Stock Incentive Plan(1)
10.2	Assignment, Conveyance and Bill of Sale from Dune Energy Inc to American Natural Energy Corporation dated August 4, 2009 (11)
10.3	Assignment, Conveyance and Bill of Sale from American Natural Energy Corporation to Dune Energy Inc dated August 4, 2009 (11)
10.8	Participation Agreement dated March 8, 2006 between the Registrant and Seismic Exchange, Inc.(9)
14.1	Code of Ethics(4)
21.0	Subsidiaries of the Registrant as of December 31, 2005: Name Gothic Resources, Inc. Couba Operating Company	State or Jurisdiction of Incorporation Canada Business Corporations Act Oklahoma
23.1	Consent of Summa Engineering (11)
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a- 14(a)(11)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(11)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(11)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(11)
99.1	Summa Engineering Inc. Report of American Natural Energy Corporation Reserve at December 31, 2009 (11)

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
  (7) Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.
  (8) Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for October 19, 2005.
  (9) Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for March 8, 2006.
  (10) Filed with this Annual Report on Form 10-KSB for the year ended December 31, 2005.
  (11) Filed with this Annual Report on Form 10-K for the year ended December 31, 2009.

  American Natural Energy Corporation

  Consolidated Financial Statements
  December 31, 2009 and 2008

  Report of Independent Registered Public Accounting Firm

  To the Board of Directors and Stockholders of American Natural Energy Corporation Tulsa, Oklahoma

  We have audited the accompanying consolidated balance sheets of American Natural Energy Corporation (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and other comprehensive income, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of mat0erial misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Natural Energy Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company has substantial cash used from operating activities during 2009, has a working capital deficiency and an accumulated deficit at December 31, 2009. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  /s/ MaloneBailey, LLP
  Houston, Texas
  www.malonebailey.com
  March 31, 2010

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
	$	$
ASSETS
Current assets:
Cash and cash equivalents	142,488	56,162
Accounts receivable – joint interest billing, net of allowance for doubtful accounts of $0 and $7,154, respectively	88,439	-
Accounts receivable – oil and gas sales	322,059	18,761
Prepaid expenses and other	156,747	72,321
Oil inventory	12,815	6,268
Total current assets	722,548	153,512
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $20,637,643 and $20,396,736 respectively (Note 3)	17,581,389	2,820,011
Unproved oil and natural gas properties	144,602	104,379
Equipment and other fixed assets, net of accumulated depreciation of
$1,075,860 and $963,290 (Note 4)	102,371	214,941

Total assets	18,550,910	3,292,843

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	1,913,645	3,190,328
Revenue payable	3,103,090	3,347,371
Accrued interest	-	2,399,233
Insurance note payable	55,001	16,746
Notes payable (Note 6)	1,690,060	99,717
Note payable – related party (Note 12)	-	192,851
Taxes due on dissolution of subsidiary (Note 11)	125,252	140,252
Convertible secured debentures (Note 7)	-	10,825,000
Other current liabilities	-	202,691
Total current liabilities	6,887,048	20,414,189
Asset retirement obligation (Note 5)	2,674,003	1,951,041

Total liabilities	9,561,051	22,365,230
Commitments and contingencies (Notes 11)
Stockholders’ equity (deficit):
Common stock ( Note 8)
Authorized – 250,000,000 shares with par value of $0.001 133,981,080 and 52,997,673 shares issued and outstanding respectively	133,981	52,997
Additional paid-in capital	22,662,561	20,321,226
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of
$2,015,495)	(17,260,444)	(41,213,342)
Accumulated other comprehensive income	3,453,761	1,766,732
Total stockholders’ equity (deficit)	8,989,859	(19,072,387)
Total liabilities and stockholders’ equity (deficit)	18,550,910	3,292,843

  The accompanying notes are an integral part of these consolidated financial statements.

  AMERICAN NATURAL ENERGY CORPORATION
  Consolidated Statements of Operations and Other Comprehensive Income

	December 31, 2009	December 31, 2008
	$	$
Revenues:
Oil and gas sales	1,054,390	2,197,546
Operations income	29,024	-

	1,083,414	2,197,546

Expenses:
Lease operating expense	760,147	1,630,603
Production taxes	24,993	223,350
General and administrative	1,465,332	1,304,392
Foreign exchange (gain) loss	1,687,029	(2,519,467)
Interest and bank charges	591,189	905,741
Related party interest	16,148	17,505
Depreciation, depletion, and amortization - oil and gas properties	230,595	311,156
Accretion of asset retirement obligation	225,896	197,931
Depreciation and amortization – other assets	119,432	212,999
Gain on settlement of notes payable	(10,042)	(46,165)
Write-down of inventory to market	14,012	13,845
Doubtful accounts expense	-	7,154
Gain on extinguishment of debt and exchange of properties	(27,994,215)	-

Total (income) expenses	(22,869,484)	2,259,044

Net income (loss)	23,952,898	(61,498)

Other comprehensive income (loss)–: Foreign exchange translation gain (loss)	1,687,029	(2,519,467)

Other comprehensive income (loss)	1,687,029	(2,519,467)

Comprehensive income (loss)	25,639,927	(2,580,965)

Net income (loss) per share – basic and diluted	0.27	0.00

Weighted average number of shares outstanding – basic and diluted	87,295,649	52,997,673

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

			Additional paid-in capital	Accumu- lated deficit	Accumu- lated other compre- hensive income	Total stock- holders’ equity (deficit)
	Common stock
	Shares	Amount
		$	$	$	$	$

Balance - December 31, 2007	52,997,673	52,997	20,321,226	(41,151,844)	4,286,199	(16,491,422)
Foreign exchange translation loss	-	-	-	-	(2,519,467)	(2,519,467)
Net loss	-	-	-	(61,498)	-	(61,498)

Balance - December 31, 2008	52,997,673	52,997	20,321,226	(41,213,342)	1,766,732	(19,072,387)

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (cont.)
			Additional paid-in capital	Accumu- lated deficit
					Accumu- lated other compre- hensive income	Total stock- holders’ equity (Deficit)
	Common stock
	Shares	Amount
		$	$	$	$	$
Balance - December 31, 2008	52,997,673	52,997	20,321,226	(41,213,342)	1,766,732	(19,072,387)

Shares issued to settle debt	1,060,000	1,060	9,540	-	-	10,600
Shares issued related to debt	1,600,000	1,600	40,985	-	-	42,585
Shares issued for private placement	66,666,666	66,667	1,933,333	-	-	2,000,000
Shares issued for repurchase of debentures	11,656,741	11,657	338,045	-	-	349,702
Private placement costs	-	-	(96,839)	-	-	(96,839)
Stock option compensation expense	-	-	116,271	-	-	116,271
Foreign exchange translation gain	-	-	-	-	1,687,029	1,687,029
Net income	-	-	-	23,952,898	-	23,952,898

Balance - December 31, 2009	133,981,080	133,981	22,662,561	(17,260,444)	3,453,761	8,989,859

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows

	December 31, 2009	December 31, 2008
	$	$
Cash flows from operating activities:
Net income (loss)	23,952,898	(61,498)
Non cash items:
Depreciation, depletion and amortization	350,027	524,155
Accretion of asset retirement obligation	225,896	197,931
Foreign exchange (gain) loss	1,687,029	(2,519,467)
Noncash compensation expense	116,271	-
Gain on settlement of notes payable	(10,042)	(46,165)
Write-down of inventory to market	14,012	13,845
Gain on extinguishment of debt and exchange of properties	(27,994,215)	-
Doubtful accounts expense	-	7,154
Changes in non-cash working capital items:
Accounts receivable	(240,462)	5,353
Oil inventory	(12,262)	(7,840)
Prepaid expenses	20,203	21,890
Accounts payable, revenues payable and
accrued liabilities	1,029,410	2,158,641

Net cash provided by (used) in operating activities	(861,235)	293,999

Cash flows from investing activities:
Purchase and development of oil and gas
properties	(968,919)	(386,424)
Proceeds from sale of fixed assets	-	12,000

Net cash used in investing activities	(968,919)	(374,424)

Cash flows from financing activities:
Payment of notes payable – related party	(260,852)	(70,000)
Payment of notes payable	(1,366,874)	(21,769)
Proceeds from issuance of notes payable	1,573,045	91,500
Proceeds from issuance of notes payable- related party	68,000	-
Private placement costs	(96,839)	-
Proceeds from issuance of common stock for private placement	2,000,000	-

Net cash provided by (used) in financing activities	1,916,480	(269)

Effect of exchange rate changes on cash	-	-

Increase (decrease) in cash and cash equivalents	86,326	(80,694)

Cash and cash equivalents beginning of period	56,162	136,856

Cash and cash equivalents end of period	142,488	56,162

  The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows (continued)

	December 31, 2009	December 31, 2008
	$	$
Supplemental disclosures:

Interest paid	34,455	18,494

Taxes Paid	15,000	-
Non cash financing and investing activities:
Prepaid expenses financed	104,629	20,815
Exchange of non-monetary assets	13,806,799	-
Asset retirement obligation addition	533,784	-
Asset retirement obligation revision	(36,718)	-
Reclassification of JIB unbilled	(216,413)	-
Stock issued to settle debt	10,600	-
Discount on notes payable	238,202	-

  The accompanying notes are an integral part of these consolidated financial statements.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

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

  Consolidation

  The consolidated financial statements include the accounts of ANEC and its wholly-owned subsidiary Gothic (the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

  The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which differ in certain respects from accounting principles generally accepted in Canada.

  Cash and cash equivalents

  Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at time of acquisition. Cash and cash equivalents are deposited with three institutions and the balance at either institution does not exceed the federally insured limits at December 31, 2009. While balances may periodically exceed the federal depository insurance limit, the Company has not experienced any losses on deposits.

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

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

  The capitalized costs are assessed quarterly to determine whether it is likely such costs will be recovered in the future. To the extent there are costs which are unlikely to be recovered in the future, they are written off as impairment to the carrying value of oil and gas properties. There was no impairment recorded in 2009 or 2008.

  In certain instances, the Company may capitalize interest on the cost of unevaluated oil and natural gas properties excluded from amortization, based on the Company's weighted average cost of borrowings used to finance the expenditures. For the years ended December 31, 2009 and 2008, the Company did not capitalize any interest to its unevaluated properties

  Unevaluated oil and natural gas properties are reviewed on an annual basis for impairment.

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

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

  Revenue recognition

  Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company's share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company's entitled share and the overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Imbalances at December 31, 2009 and 2008 were insignificant. The Company's policy is to expense the pro-rata share of lease operating costs from all wells as incurred.

  The Company’s oil production is sold under market sensitive or spot price contracts. Oil sales to Texon L.P. of $1,054,390 and $2,186,106 in 2009 and 2008, respectively, accounted for 100% and 98% of total oil and gas sales. The Company’s accounts receivable are primarily due from exploration and production companies which own an interest in the properties the Company operates and from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company’s exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions.

  Operations income represents charges billed to non-operator working interest owners who own a working interest in the wells in which the Company serves as operator. The income is recognized in the month in which oil and gas is produced.

  Asset retirement obligations

  Effective January 1, 2003, the Company adopted FASB ASC 410-20, Accounting for Asset Retirement Obligations. This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. ASC 410-20 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of our oil and gas properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the well is sold, at which time the liability is reversed.

  Income taxes

  The Company accounts for income taxes under Statement of FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the differences between the tax bases of assets and liabilities and those reported in the consolidated financial statements. The deferred tax assets or liabilities are calculated using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized. Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financia1 statements or income tax returns.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

  Use of estimates

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Significant areas requiring the use of estimates are assessing the recoverability of capitalized oil and natural gas property costs, and gas reserve estimates, asset retirement obligations and recoverability of deferred tax assets. Actual results could differ from those estimates.

  Earnings (loss) per share

  Basic earnings (loss) per share are computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The computation of diluted earnings per share is the same as for basic earnings per share except the denominator is increased to include the weighted average additional number of shares that would have been outstanding if previously granted stock options had been exercised, unless they are anti-dilutive. During July 2009, share purchase warrants of ANEC were issued for the purchase of 5.38 million shares of common stock exercisable through July 29, 2010 at $0.05 per share. At December 31, 2009, none of the stock options and share purchase warrants were added to the diluted weighted average number of shares because all of these options and warrants would be anti-dilutive.

  Comprehensive income (loss)

  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as a component of comprehensive income (loss) in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The Company had other comprehensive income of $1,687,029 for 2009 and other comprehensive loss of $2,519,467 for 2008 as a result of foreign exchange translation gains and losses. As of December 31, 2009 and 2008, accumulated other comprehensive income (loss) was comprised solely of foreign currency translation gains or losses.

  Stock-based compensation

  During 2009, the Company recognized compensation costs of $116,271 related to stock options issued September 8, 2009.

  There were 4,650,000 stock options issued September 8, 2009. At December 31, 2009, there were 1,743,750 options outstanding and exercisable with a weighted average exercise price of $0.09. The weighted average remaining contractual term for these options at December 31, 2009 was 4.75 years. These options had no intrinsic value at December 31, 2009.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

  New pronouncements

  In September 2006, the FASB ASC 157 requires disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value.

  In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting (ASC 2010-3), which amends the oil and gas disclosures for oil and gas producers contained in Regulations S-K and S-X. The goal of Release No. 33-8995 was to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves. Energy companies affected by Release No. 33-8995 are now required to price proved oil and gas reserves using the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period, unless prices are defined by contractual arrangements, excluding escalations based on future conditions. SEC Release No. 33-8995 is effective beginning for financial statements for fiscal years ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements.

  In May 2009, the FASB issued SFAS No. 165, Subsequent Events (ASC 855), to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FASB ASC 855 for the period ended June 30, 2009. There was no impact on the Company’s operating results, financial position or cash flows.

  In June 2009, the FAS approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP but it is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of the Codification during the period ended September 30, 2009 and the adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

  Reclassification of Prior Period Statements

  Certain reclassifications of prior period consolidated financial statements balances have been made to conform to current reporting practices.

2	Going Concern

  The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company recorded net income of $23,952,898 during 2009 as the result of a gain on extinguishment of debt related to the re-purchase of the Company’s 8% Secured Debentures and a settlement on debt owed to Dune Energy. However, the Company has a working capital deficiency and an accumulated deficit at December 31, 2009 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

  The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. The ability of the Company to continue as a going concern is dependent upon adequate sources of capital and the Company’s ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop its oil and gas reserves and pay its obligations.

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

3	Oil and Gas Properties

  As part of the transactions with Dune Energy on August 4, 2009, the Company acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field and assumed operations of the Bayou Couba field. As part of the consideration in exchange, the Company assigned to Dune a portion of certain deep leasehold rights it held. The fair value of the assets acquired was $13,806,799. (Note 14)

  In December 2009 the Company completed 8 agreements for the purchase of 5.875% of the working interest in the Company’s Bayou Couba field. Each agreement provided for the purchase of all interests held by the selling party and was for a collective purchase price of approximately $175,000 which included cash of $161,000, netting outstanding joint interest billings of $34,000 against revenues owed of $20,000, and the issuance of 325,000 shares of the common shares of the Company.

  On December 31, 2009 the Company completed the purchase of 93.4% of the Couba Operating Company Liquidation Agent overriding royalty interest for approximately $315,000. The acquisition of this burden amounted to a 2.547% overriding royalty interest on all of the Company’s current and future producing properties.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

4	Equipment and other fixed assets

  The carrying value of equipment and other fixed assets as of December 31, 2009 and 2008 included the following components:

	2009	2008
	$	$

Computer and office furniture and equipment	163,060	163,060
Leasehold improvements	5,520	5,520
Barges and field equipment	802,014	802,014
Gas gathering and production facility expansion	207,637	207,637

	1,178,231	1,178,231

Less: Accumulated depreciation	(1,075,860)	(963,290)

	102,371	214,941

5	Asset retirement obligations

  The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations during 2009 and 2008 are shown below.

	For the years ended December 31,
	2009	2008
	$	$
Asset retirement obligations, January 1	1,951,041	1,753,110
Additions and revisions	497,066	-
Settlements and disposals	-	-
Accretion expense	225,896	197,931

Asset retirement obligations, December 31	2,674,003	1,951,041

  The $497,066 addition includes a $36,718 reduction due to change in the plug and abandon timing and $533,784 addition due to change in the working interest after settlement on debt owed to Dune Energy, see Note 7, and purchase of working interests from other interest owners in the Bayou Couba field.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

6	Notes payable and long-term debt

  Notes payable and long-term debt as of December 31, 2009 and 2008 consisted of the following:

	2009	2008
	$	$
Accounts payable refinanced as notes payable	75,217	75,217
Note payable – Citizens Bank of Oklahoma	500,000	24,500
Note payable – Bank of Oklahoma	250,000	-
Note payable – Dune Energy (Note 7)	300,000	-
Note payable – Leede Financial	373,045	-
Note payable – TPC Energy	430,000	-
Note payable – Officer of Company (Note 12)	-	192,851
Discount on Leede note	(42,585)	-
Discount on TPC Note	(195,617)	-
8% Convertible secured debentures	-	10,825,000

Total notes payable and long-term debt	1,690,060	11,117,568
Less: Current portion	(1,690,060)	(11,117,568)

Total notes payable and long-term debt, net of current portion	-	-

  On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable. As of December 31, 2009 $75,217 is outstanding and past due on this note.

  On September 10, 2009, the Company entered into a $500,000 unsecured short-term note with interest at the rate of 6% per annum with Citizens Bank of Oklahoma. All accrued interest is payable monthly and the maturity date of the loan is September 10, 2010. Proceeds of $475,500 from the note were paid to the Company and the remaining proceeds of $24,500 were used to pay off a prior note with Citizens Bank of Oklahoma.

  On September 2, 2009, the Company entered into a $250,000 unsecured short-term note with a variable interest rate with Bank of Oklahoma. All accrued interest is payable monthly and the maturity date of the note is September 2, 2010.

  On November 23, 2009, the Company entered into a $450,000 note with TPC Energy. Interest accrues at 10% per annum and is payable monthly. Principal payments are to be paid monthly commencing January 31, 2010 at a rate of 75% of the net cash flow received from the production of the recompleted DSCI 118 and DSCI 134 wells. The Company agreed that it will not encumber or sell its interest in these wells as long as the principal balance is unpaid. Upon payout of the well costs, the Company shall assign a 25% interest in these wells to TPC Energy. Based on the relative fair value of the wells, a discount on the note of $195,617 was recorded. During 2009 $20,000 of the note had been paid back to TPC Energy.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

  On December 23, 2009, the Company entered into a $373,045 unsecured short-term note with Leede Financial with an interest rate of 12% per annum payable upon repayment of the note. The maturity date of the note is March 31, 2010. Due to the unsecured nature of the note, Leede Financial received a bonus of 1.6 million shares of the Company’s common shares at a deemed price of US$0.03 per share. A discount on the note of $42,585 was recorded based on the relative fair value of the common shares issued.

7	Convertible debentures

  On August 4, 2009, the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company and paid Dune $1 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The second installment has not been paid yet at the time of the Form 10-K filing. The interests acquired from Dune were fair valued at $13.8 million based on the present value of the future cash flows of the proved reserves discounted at 10 percent. The certain deep rights assigned to Dune is unproved property with zero book value. The gain on the settlement of the debenture and exchange of properties with Dune was $24.86 million.

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

8	Common stock

  In March 2009, the Company granted 1,060,000 common shares as payment for an outstanding invoice in the amount of $10,600. The fair value of the shares was $0.03 cents per share for a total of $10,600. No gain or loss was recognized in this transaction.

  In June and July 2009, the Company granted 11,656,741 common shares of the Company’s common stock were issued at a fair value of $0.03 per share for partial retirement of the Company’s 8% Secured Debentures.

  In December 2009, the Company granted 1,600,000 common shares to a group of lenders as a share bonus for the bridge loan related to the acquisition of the ORI. The relative fair value of these shares of $42,585 was recorded as a discount on the bridge loan.

  During 2009, the Company issued 66,666,666 common shares through a Private Placement at a price of $0.03 per share for total proceeds of $2.0 million. Private placement costs of $96,839 were recorded as a reduction to additional paid-in capital.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

9	Options

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

  Stock option activity for the years ended December 31, 2009 and 2008 is as follows:

		Weighted
	Number of	Average
	Options	Exercise price
		$
Outstanding - December 31, 2007	1,050,000	0.46
Expired	(150,000)	0.53
Outstanding – December 31, 2008	900,000	0. 45
Issued	4,650,000	0.09
Expired	(900,000)	0.45
Outstanding – December 31, 2009	4,650,000	0.09

  At December 31, 2009 and 2008, 1,743,750 and 900,000 options have vested and are exercisable at a weighted average exercise price of $0.09 and $0.45, respectively. The weighted average remaining contractual life of options granted at December 31, 2009 and 2008 is 57 and 4 months, respectively. There is no intrinsic value for the exercisable stock options at December 31, 2009.

  On January 1, 2006, the Company adopted ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of the 4,650,000 stock options granted during 2009 totaled $301,745. The stock options granted to employees and directors in 2009 vest at 25% immediately and 12.5% per quarter thereafter and expire five years after the date of grant.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

  For the year ended December 31, 2009, the Company recognized compensation costs of $116,271 related to stock options granted. At December 31, 2009, there was $185,474 of total unrecognized compensation costs related to non-vested stock options.

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

10	Warrants

  Warrant activity for the years ended December 31, 2009 and 2008 is as follows:

		Weighted
	Number of	Average
	warrants	Exercise price
		$
Outstanding - December 31, 2007	-	-

Outstanding – December 31, 2008	-	-
Issued	5,380,000	0.05

Outstanding – December 31, 2009	5,380,000	0.05

  The Company granted a total of 5,380,000 warrants on July 28 and July 29, 2009 with an exercise price of $0.05 as a finders’ fee for the common share private placement. The warrants vest immediately and expire on the one year anniversary of the grant date. The weighted average remaining contractual term is 7 months. The exercisable warrants have no intrinsic value at December 31, 2009.

11	Commitments and contingencies

  The Company rents office space under a long-term operating lease that expires December 2010. At December 31, 2009, the future minimum lease payments required under the operating lease amounted to $93,000 and is to be paid in 2010.

  Rent expense on all operating leases amounted to approximately $93,000 and $101,000 in 2009 and 2008, respectively.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

  With respect to the acquisition of the Company’s Bayou Couba lease acreage, the Company agreed that the Class 7 creditors to the ANEC/Couba Reorganization Plan (“Plan”) would receive a contingent payable from future production of the properties in the amount of approximately $4.9 million plus interest accruing at 8% per annum commencing January 1, 2002, and would receive payment of 100% of their allowed claims out of an overriding royalty interest in the amount of 3% of the production from existing and new wells on the Bayou Couba Lease. In addition, such claims are to be paid out of a net profits interest granted to the creditors whereby such creditors are allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou Couba Lease, 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou Couba Lease and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on a 23.5 square mile area of mutual interest, excluding, however, the Bayou Couba Lease. Upon payment of their allowed claims, inclusive of interest, such royalty and net profits interests is eliminated. The Company is accounting for any contingent purchase price payments to the Class 7 creditors as additions to the full cost pool as production occurs. The Company holds 93.4% of the Class 7 claims.

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

  On January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic Resources Inc. ("Gothic"). In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic have been reviewed by the Canada Customs and Revenue Agency (“CRA”). The CRA has assessed Gothic $190,000 (Cdn$187,000) in additional taxes and interest based on the review of such returns. Approximately $126,000 remains unpaid at December 31, 2009.

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

  The Company is a defendant in a number of legal proceedings which management considers being routine litigation that is incidental to its business. Management does not expect to incur any material liability as a consequence of such litigation.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

12	Related party transactions

  The Company borrowed an additional $68,000 during 2009 from Mike Paulk, an officer of the Company. The note payable was later repaid in full with a payment of $261,000. The Company paid Mike Paulk $16,000 for interest on the loans provided to the Company.

  As part of the Private Placement of common shares during 2009, Steven P. Ensz, an officer and director of the company and Brian Bayley, a director of the Company each purchased 2.5 million shares at the issue price of US$0.03 per share for a total of US $150,000.

13	Income taxes

  The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
	$	$
Deferred tax assets
Asset retirement costs	1,015,052	740,615
Foreign exchange loss	852,516	212,120
Acquisition, exploration and development costs and related depreciation, depletion and amortization	1,866,432	7,319,497
Contribution carryovers	4,814	4,814
Change in accounting principle	123,894	123,894
Net operating loss carryforwards	2,544,002	7,672,315
Deferred tax asset	6,406,710	16,073,255

Less: Valuation allowance	(6,406,710)	(16,073,255)

Total deferred tax asset (liability)	-	-

  The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The differences for the years ended December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	$	$

Federal tax benefit at statutory rate	(8,143,985)	(22,621)
State taxes, net of federal taxes	(1,008,966)	81,700
Other	(585,353)	724,083
Less: valuation allowance	9,738,304	(783,162)

Total provision for income taxes	-	-

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

  As of December 31, 2009, the Company has a net operating loss carry-forward benefit of approximately $8.2 million which is available to reduce future taxable income, if any, through 2030. Management has determined that it is more likely than not that the benefit of the deferred tax asset will not be realized and thus has provided a 100% valuation allowance against the deferred tax asset. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carry-forward which can be utilized.

14	Fair Value Measurements

  As defined in ASC 820-Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). This statement requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

  Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. We consider active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

  Level 2 - Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

  Level 3 - Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e supported by little or no market activity). This category includes the proved property acquired from Dune as part of the settlement of the 8% Secured Debentures held by Dune (see Note 7) that we valued using the present value of the future cash flows of the proved reserves discounted at 10 percent. Substantially all of these inputs are observable in the marketplace throughout the full term of the proved properties, can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace.

  As required by ASC 820, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by ASC 820 pricing levels as of December 31, 2009:

  Fair value measurement

	Level 1	Level 2	Level 3	Total
Proved Properties	-	-	13,806,799	13,806,799
Total	-	-	13,806,799	13,806,799

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

15	Subsequent Events

  Pursuant to FASB ASC 855, we have evaluated all events or transactions that occurred from January 1, 2010 through March 31, 2010, the date of issuance of the audited consolidated financial statements. During this period we did not have any material recognizable subsequent events, except as disclosed below:

  In January 2010, the Company granted 325,000 common shares for the acquisition of working interest owner’s rights in Bayou Couba. The fair value of 125,000 shares was $.065 per share and 200,000 shares was $.07 per share for a total of $22,125.

16	Disclosures About Oil and Gas Producing Activities (Unaudited)

Net Capitalized Costs

The following summarizes net capitalized costs as of December 31, 2009 and 2008.

	2009	2008
	$	$
Oil and gas properties
Proved	38,219,032	23,216,747
Unproved	144,602	104,379
Total	38,363,634	23,321,126

Less accumulated depreciation, depletion and amortization and impairment	(20,637,643)	(20,396,736)

Net capitalized costs	17,725,991	2,924,390

  Unproved Property Costs

  The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2009 and 2008. All costs represent investment in unproved property in Louisiana and will be evaluated over several years as the properties are explored.

	2009	2008	Prior Years	Total
	$	$	$	$

Property acquisition costs	40,223	95,284	(1,420,115)	(1,284,608)
Capitalized interest	-	-	1,429,210	1,429,210

	40,223	95,284	9,095	144,602

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

  Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	2009	2008
	$	$

Development costs	473,981	405,424
Exploration costs	-	-
Acquisition costs
Proved	494,938	-
Unproved	-	-

	968,919	405,424

  Results of Operations from Oil and Gas Producing Activities

  The Company’s results of operations from oil and gas producing activities are presented below for the years 2009 and 2008. The following table includes revenues and expenses associated directly with the Company’s oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

	2009	2008
	$	$
Oil and gas sales	1,054,390	2,197,546
Operations income	29,024	-
Lease operating expenses	(760,147)	(1,630,603)
Production taxes	(24,993)	(223,350)
Depreciation, depletion and amortization	(466,803)	(509,087)

Results of operations from oil and gas activities, excluding corporate overhead and interest costs	(168,529)	(165,494)

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

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

  December 31, 2009
	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)

Proved reserves, beginning of period	360.07	268.84	404.88
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	495.17	(268.84)	450.37
Production	(15.97)	(0.00)	(15.97)
Sale of reserves in place	-	-	-
Purchase of reserves in place	536.25	-	536.25

Proved reserves, end of period	1,375.52	-	1,375.52

Proved developed reserves:
Beginning of period	31.56	1.22	31.76

End of period	103.07	0.00	103.07

December 31, 2008
	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	296.64	768.94	424.80
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	83.60	(498.95)	.44
Production	(20.17)	(1.15)	(20.36)
Sale of reserves in place	-	-	-
Purchase of reserves in place	-	-	-

Proved reserves, end of period	360.07	268.84	404.88

Proved developed reserves:
Beginning of period	58.02	3.71	58.64

End of period	31.56	1.22	31.76

  Standardized Measure of Discounted Future Net Cash Flows (unaudited)

  FASB ASC 932, Disclosures About Oil and Gas Producing Activities, ("ASC 932") prescribes guidelines for computing the standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

  Future cash inflows from oil and gas reserves use the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period. Future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2009 and December 31, 2008 were $58.83 and $37.00 per barrel for oil, respectively and the price used at December 31, 2008 was $5.35 per mcf for natural gas. There were no gas reserves at December 31, 2009. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

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

  The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in ASC 932:

	December 31,
	2009	2008
	$	$
Future cash inflows	80,922,056	14,760,889
Future development costs	(8,398,132)	(2,905,725)
Future production costs	(31,786,535)	(3,395,289)

Net future cash flows	40,737,389	8,459,875
Less effect of a 10% discount factor	(15,907,262)	(4,459,902)

Standardized measure of discounted future net cash flows	24,830,127	3,999,973

  The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	December 31,
	2009	2008
	$	$
Standardized measure, beginning of period	3,999,973	11,148,604
Sales of oil and gas produced, net of production costs	(269,249)	(343,593)
Development costs incurred	633,321	384,750
Changes in future development costs	(6,138,259)	586,846
Revisions of previous quantity estimates	5,642,612	8,102
Net change due to extensions and discoveries	-	-
Net change in prices and production costs	(335,516)	(6,056,854)
Changes in production rate	(50,032)	(1,929,518)

  American Natural Energy Corporation
  Notes to Consolidated Financial Statements
  December 31, 2009 and 2008

Purchases of properties	15,797,354	-
Accretion of discount	2,922,803	801,378
Other	2,627,120	(599,742)

Standardized measure, end of period	24,830,127	3,999,973

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

Signature	Title	Date

/s/ Michael K. Paulk	President (Principal Executive Officer) and Director	March 31, 2010
Michael K. Paulk

/s/ Steven P. Ensz	Director and Principal Financial and Accounting Officer	March 31, 2010
Steven P. Ensz

/s/ Brian Bayley	Director	March 31, 2010
Brian Bayley

/s/ John K. Campbell	Director	March 31, 2010
John K. Campbell

/s/ William Grant	Director	March 31, 2010
William Grant