Form 10-Q
period 2010-03-31
American Natural Energy Corp
filed 2010-05-17
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2010; or

[  ]   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from _______ to _______

     Commission File Number 0-18596

American Natural Energy Corporation
(Exact name of small business issuer as specified in its charter)

Oklahoma	73-1605215
(State or other jurisdiction of	(I.R.S employer
incorporation of organization)	identification no.)

One Warren Place, 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136
(Address of principal executive offices) (zip code)

(918) 481-1440
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [  ]

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]      No [X]

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

Yes [  ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 14, 2010 134,306,080 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2010	December 31, 2009
	$	$

ASSETS
Current assets:
Cash and cash equivalents	82,148	142,488
Accounts receivable – joint interest billing	150,167	88,439
Accounts receivable – oil and gas sales	287,513	322,059
Prepaid expenses and other	95,871	156,747
Oil inventory	16,162	12,815
Total current assets	631,861	722,548
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $20,878,166 and $20,637,643	17,284,167	17,581,389
Unproved oil and natural gas properties	256,140	144,602
Equipment and other fixed assets, net of accumulated depreciation of $1,082,760 and $1,075,860	95,471	102,371

Total assets	18,267,639	18,550,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	2,058,071	1,913,645
Revenue payable	3,194,898	3,103,090
Accrued interest	12,888	-
Insurance note payable	23,427	55,001
Note payable (Note 4)	1,470,822	1,690,060
Taxes due on dissolution of subsidiary	100,252	125,252
Total current liabilities	6,860,358	6,887,048

Asset retirement obligation	2,649,786	2,674,003
Total liabilities	9,510,144	9,561,051

Commitments and contingencies

Stockholders' equity :
Common stock (Note 6)
Authorized – 250,000,000 shares with par value of $0.001 – 134,306,080 and 133,981,080 shares issued and outstanding respectively	134,306	133,981
Additional paid-in capital	22,722,107	22,662,561
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(17,905,842)	(17,260,444)
Accumulated other comprehensive income	3,806,924	3,453,761
Total stockholders' equity	8,757,495	8,989,859
Total liabilities and stockholders' equity	18,267,639	18,550,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month periods ended March 31, 2010 and 2009

	Three months ended March 31,
	2010	2009
	$	$
Revenues:
Oil and gas sales	891,184	81,326
Operations income	13,408	-
	904,592	81,326

Expenses:
Lease operating expense	287,120	128,250
Production taxes	36,242	4,171
General and administrative	310,299	293,199
Foreign exchange (gain) loss	353,163	(220,451)
Interest and financing costs	249,304	243,669
Related party interest	-	5,818
Depletion, depreciation and amortization – oil and gas properties	239,867	23,596
Accretion of asset retirement obligation	67,095	13,272
Depreciation and amortization – other assets	6,900	48,351
Write-down of inventory to market	-	11,369

Total (income) expenses	1,549,990	551,244

Net income (loss)	(645,398)	(469,918)

Other comprehensive income (loss)– net of tax:
Foreign exchange translation	353,163	(220,451)

Other comprehensive income (loss)	353,163	(220,451)

Comprehensive loss	(292,235)	(690,369)

Basic and diluted loss per share	(0.00)	(0.01)

Weighted average number of shares outstanding
Basic	134,291,636	53,056,562
Diluted	134,291,636	53,056,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month periods ended March 31, 2010 and 2009

	Three months ended March 31,
	2010	2009
	$	$

Cash flows from operating activities:
Net loss	(645,398)	(469,918)
Non cash items:
Depreciation, depletion and amortization	246,767	71,947
Accretion of asset retirement obligation	67,095	13,272
Foreign exchange (gain)/loss	353,163	(220,451)
Noncash compensation expense	37,745	-
Amortization of debt discount	200,478	-
Write-down of inventory to market	-	11,369
Changes in working capital items:
Accounts receivable	(41,361)	(46,606)
Oil inventory	(2,691)	(15,374)
Prepaid expenses	61,876	21,570
Accounts payable, accrued liabilities and interest	224,123	520,657

Net cash provided by (used) in operating activities	501,797	(113,534)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(339,455)	(11,788)

Net cash used in investing activities	(339,455)	(11,788)

Cash flows from financing activities:
Payment of notes payable	(431,574)	(6,192)
Proceeds from issuance of notes payable	208,892	25,000
Proceeds from issuance of notes payable- Related Party	-	68,000

Net cash provided by (used) in financing activities	(222,682)	86,808

Increase (decrease) in cash and cash equivalents	(60,340)	(38,514)

Cash beginning of period	142,488	56,162

Cash end of period	82,148	17,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the three-month periods ended March 31, 2010 and 2009

	Three months ended March 31,
	2010	2009
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	35,938	2,736
Taxes paid	25,000	-

Non cash investing and financing activities:
Discount on notes payable	108,141	-
Asset retirement obligation revision	91,312	-
Exchange of non-monetary assets	107,288	-
Stock issued for purchase of working interest owner’s interest	22,125	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010 and 2009

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three-month period ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2010 are not indicative of the results that may be expected for the full year ending December 31, 2010.

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

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The diluted earnings (loss) per share is determined using the treasury method of shares outstanding as of March 31, 2010. This includes the net of new shares potentially created by unexercised in-the-money warrants and options. The method assumes that the proceeds that a company receives from an in-the-money warrants and options exercised are used to repurchase common shares in the market. As the Company’s unexercised warrants and options were out-of-the-money as of March 31, 2010, the outstanding warrants and options were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010 and 2009

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $645,000 for the three months ended March 31, 2010. As the result of a $27,994,000 gain on extinguishment of debt related to the re-purchase of the Company’s 8% Secured Debentures and a settlement on debt owed to Dune Energy, the Company recorded income of $23,953,000 for the year ended December 31, 2009. However, the Company has a working capital deficit of $6,228,497 and an accumulated deficit of $17,905,842 at March 31, 2010 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Notes payable and long-term debt as of March 31, 2010 and December 31, 2009 consisted of the following:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010 and 2009

	March 31, 2010	December 31, 2009
	$	$
Accounts payable refinanced as notes payable	75,217	75,217
Note payable – Citizens Bank of Oklahoma	500,000	500,000
Note payable – Bank of Oklahoma	250,000	250,000
Note payable – Dune Energy (Note 6)	142,712	300,000
Note payable – Leede Financial	373,045	373,045
Note payable – TPC Energy	275,713	430,000
Discount on Leede note	(42,585)	(42,585)
Discount on TPC note	(103,280)	(195,617)

Total notes payable and long-term debt	1,470,822	1,690,060
Less: Current portion	(1,470,822)	(1,690,060)

Total notes payable and long-term debt, net of current portion	-	-

On January 20, 2010, the Company and TPC Energy entered into a note payable whereas TPC Energy agrees to advance up to $210,000 in addition to the $450,000 note issued during fiscal year 2009. Interest on the note accrues at 10% per annum and is payable monthly. Principal payments are to be paid monthly commencing March 31, 2010 at a rate of 75% of the net cash flow received from production of the recompleted DSCI 111 well. The Company agreed it will not encumber or sell its interest in this well as long as the principal balance is unpaid. Upon payout of the principal and interest, the Company shall assign 25% interest in this well to TPC Energy. During the quarter ended March 31, 2010, the Company borrowed $208,892. Based on the relative fair value of the well, a discount on the note of $108,141 was recorded. During the quarter ended March 31, 2010, the Company paid a total of $363,179 to TPC Energy.

On March 31, 2010, the Company entered into an amendment with Leede Financial to extend the due date on the December 23, 2009 note from March 31, 2010 to June 30, 2010. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

5	Convertible Debentures

On August 4, 2009 the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company valued at $107,000 and paid Dune $1 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The first installment has been paid at the time of the Form 10-Q filing. The Company also completed the purchase of various miscellaneous working interests in the Bayou Couba field in January 2010 for a total of $160,750. The agreement with Dune requires either party acquiring an interest in the Bayou Couba field to assign sufficient interests in the acquired deep rights to the other party to maintain the respective interests as resulted from the settlement with the receiving party to pay their proportionate share of such assigned rights. The value of the deep rights assigned to Dune decreased the note payable. As of March 31, 2010 the balance of the note payable to Dune was $143,000.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010 and 2009

6	Common Stock

During the first quarter of 2010, 325,000 common shares were issued for a total value of $22,125 for the acquisition of various working interests.

7	Stock-based compensation

On January 1, 2006, the Company adopted ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the modified prospective application method such that ASC 718 applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. The Company has equity incentive plans that provide for the issuance of stock options. These plans are discussed more fully in the Company’s Form 10-K for the year ended December 31, 2009. All options expire five years from the date of grant. Generally, stock options granted to employees and directors vest 25% upon approval of the grant by the TSX Venture Exchange and 12.5% per quarter thereafter. The Company recognizes stock-based compensation expense over the vesting period of the individual grants.

For the three months ended March 31, 2010, the Company recognized compensation costs of $38,000 related to stock options issued September 8, 2009. At March 31, 2010, there was $148,000 of total unrecognized compensation costs related to non-vested stock options granted on September 8, 2009.

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010 and 2009

At March 31, 2010 there were 4,650,000 options outstanding and 2,325,000 options were exercisable with a weighted average exercise price of $0.09. The weighted average remaining contractual term for these options at March 31, 2010 was 4.5 years. These options had no intrinsic value at March 31, 2010.

8	Asset Retirement Obligation

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for the three months ended March 31, 2010 is shown below:

For the three months
ended March 31, 2010
Asset retirement obligations, January 1,	2,674,003
Additions and revisions	(91,312)
Settlement and disposals	-
Accretions Expense	67,095
Asset retirement obligation, March 31,	2,649,786

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $645,000 for the three months ended March 31, 2010. As the result of a $27,994,000 gain on extinguishment of debt related to the re-purchase of our 8% Secured Debentures and a settlement on debt owed to Dune Energy, we recorded income of $23,953,000 for the year ended December 31, 2009. We have sustained substantial losses during the years ended December 31, 2008 and December 31, 2007, totaling approximately $61,000 and $3.2 million, respectively, and have a working capital deficiency and an accumulated deficit at March 31, 2010 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

     The accompanying financial statements in this Report have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The independent registered public accounting firm’s report on our financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph which states that we have substantial cash used from operating activities during 2009 and 2008, have a working capital deficiency and an accumulated deficit at December 31, 2009. These matters raise substantial doubt about our ability to continue as a going concern. As a result of our losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and our ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves and pay our obligations.

     On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of our 8% Secured Debentures held by Dune Energy (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. We also completed the purchase of various miscellaneous working interests in the Bayou Couba field in January 2010 for a total of $160,750. The agreement with Dune requires either party acquiring an interest in the Bayou Couba field to assign sufficient interests in the acquired deep rights to the other party to maintain our respective interests as resulted from the settlement with the receiving party to pay their proportionate share of such assigned rights. The deep rights assigned to Dune were valued at $107,000 and were recorded as a reduction to the note payable. As of March 31, 2010 the balance of the note payable to Dune was $143,000.

     We re-purchased the remaining outstanding 8% Secured Debenture debt totaling $2.9 million and an additional $821,000 of accrued interest from various holders with the payment of $256,000 and the issuance of 11.7 million shares of our common stock at a deemed price of US$0.03 per share. The issuance of the shares occurred during the third quarter of 2009.

A Comparison of Operating Results For The Three Months Ended March 31, 2010 and March 31, 2009

     We recorded a net loss of $645,000 during the three months ended March 31, 2010 compared to a net loss of $470,000 for the three months ended March 31, 2009. During the three months ended March 31, 2010, our revenues were comprised of oil and gas sales totaling $905,000 compared with oil sales of $81,000 during the same period of 2009. Our oil and gas sales for the three months ended March 31, 2010 were higher as a result of higher oil prices and an increase in volumes and an increase in our net revenue interest. Our net average daily production for the three month period ended March 31, 2010 increased by 540% over the same period of the prior year, from 22 net barrels of oil equivalent per day to 139 net barrels of oil equivalent per day. Oil prices increased by 90% for the three month period ended March 31, 2010 over the same period of the prior year. The weighted average price increased from $41.17 per barrel of oil equivalent to $78.41 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

     We had expenses of $1,550,000 for the three months ended March 31, 2010 compared to total expenses of $551,000 for the three months ended March 31, 2009. Our general and administrative expenses were substantially consistent for the three months ended March 31, 2010 compared to the same period in 2009 at $310,000 and $293,000 respectively.

     Interest and financing costs were consistent for the three months ended March 31, 2010 compared to the same period in 2009 at $249,000 each year.

     Lease operating expenses of $287,000, production taxes of $36,000 and depletion, depreciation and amortization of $313,862 during the three months ended March 31, 2010 changed from $128,000, $4,000, and $85,000, respectively, during the three months ended March 31, 2009. Lease operating expenses increased as a result of increased production and activity level of the operator of the field and our increased working interest. Production taxes increased primarily as a result of increased production. The increase in depletion, depreciation and amortization is due to a higher amortization rate and increased production.

     We incurred a charge of $11,000 in the first quarter of 2009 to write-down our inventory to lower of cost or market. There was no such charge in the same period of 2010.

Liquidity and Capital Resources

General

     To date, our production has not been sufficient to fund our operations and drilling program. At March 31, 2010, we do not have any available borrowing capacity and have negative working capital of approximately $6.2 million.

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

A Comparison of Cash Flow For The Three Months Ended March 31, 2010 and March 31, 2009

     Our net cash provided by operating activities was $502,000 for the three months ended March 31, 2010 as compared to net cash used in operating activities of $114,000 for the three months ended March 31, 2009, an increase of $388,000. The increase in net cash provided by operating activities for the three months ended March 31, 2010 was primarily due to a loss from non-cash. Changes in working capital items had the effect of increasing cash flows from operating activities by $242,000 during the three months ended March 31, 2010 due to an increase in accounts payable. Changes in working capital items had the effect of increasing cash flows from operating activities by $480,000 during the three months ended March 31, 2009 due to an increase in accounts payable of $521,000, partially offset by an increase in accounts receivable.

     We used $339,000 of net cash in investing activities during the three months ended March 31, 2010 compared to net cash used of $12,000 in 2009. The cash used in investing in 2010 and 2009 was for the purchase and development of oil and gas properties.

      We used $223,000 of net cash in financing activities for the three months ended March 31, 2010 compared to $87,000 of net cash provided by financing activities for the same period in 2009. For the three months ended March 31, 2010, net cash outflows from financing activities were a result of payments against outstanding notes of $432,000 offset by the issuance of notes of $209,000. For the three months ended March 31, 2009, net cash outflows from financing activities were a result of payments against outstanding notes of $6,000 offset by the issuance of notes of $93,000.

     We have no other commitments to expend additional funds for drilling activities for the rest of 2010.

How We Have Financed Our Activities

     On July 29, 2009 we closed the final tranche of a Private Placement of 66.7 million shares of our common stock at $0.03 per share for total proceeds of $2.0 million. In conjunction with this placement, finders’ fees were paid to two firms in Vancouver, BC in the amount of $96,840 and finders’ warrants were issued for the purchase of 5.38 million shares of common stock exercisable through July 29, 2010 at $0.05 per share. The net proceeds of the private placement were used to close the Dune Transaction and for working capital purposes.

On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. As of March 31, 2010 additional deep rights were assigned to Dune valued at $107,000 and were recorded as a reduction to the note payable. As of March 31, 2010 the balance of the note payable to Dune was $143,000.

We re-purchased our remaining outstanding 8% Secured Debenture debt totaling $2.9 million and an additional $821,000 of accrued interest from various holders with the payment of $256,000 and the issuance of 11.7 million shares of our common stock at a deemed price of US$0.03 per share. The issuance of the shares occurred during the third quarter of 2009.

Future Capital Requirements and Resources

     At March 31, 2010, we do not have any available borrowing capacity under existing credit facilities and our current assets are $632,000 compared with current liabilities of $6.86 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2010. In addition, we have substantial need for capital to develop our oil and gas prospects. At March 31, 2010, we have no commitments for additional capital to fund drilling activities in 2010.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters we discussed below and elsewhere in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to our ability to raise capital and fund our oil and gas well drilling and development plans,

  our ability to fund the repayment of our current liabilities, and our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets.

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

     Readers are cautioned that the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009 and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2010 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2009, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

     As of December 31, 2008 we identified material weaknesses in our internal controls over financial reporting. The material weaknesses relate to:

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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: May 17, 2010	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer