Form 10-Q
period 2010-06-30
American Natural Energy Corp
filed 2010-08-13
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010; or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 13, 2010 134,306,080 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009
	$	$

ASSETS
Current assets:
Cash and cash equivalents	45,837	142,488
Accounts receivable – joint interest billing	97,718	88,439
Accounts receivable – oil and gas sales	205,502	322,059
Prepaid expenses and other	61,980	156,747
Oil inventory	21,147	12,815
Total current assets	432,184	722,548
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $21,035,902 and $20,637,643	17,023,694	17,581,389
Unproved oil and natural gas properties	315,960	144,602
Equipment and other fixed assets, net of accumulated depreciation of $1,089,660 and $1,075,860	88,571	102,371

Total assets	17,860,409	18,550,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,836,823	1,913,645
Revenue payable	3,094,969	3,103,090
Accrued interest	11,629	-
Insurance note payable	-	55,001
Note payable (Note 4)	1,560,661	1,690,060
Taxes due on dissolution of subsidiary	85,252	125,252
Total current liabilities	6,589,334	6,887,048

Asset retirement obligation	2,726,791	2,674,003
Total liabilities	9,316,125	9,561,051

Commitments and contingencies

Stockholders' equity :
Common stock (Note 6)
Authorized – 250,000,000 shares with par value of $0.001
– 134,306,080 and 133,981,080 shares issued and outstanding respectively	134,306	133,981
Additional paid-in capital	22,759,443	22,662,561
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(17,813,877)	(17,260,444)
Accumulated other comprehensive income	3,464,412	3,453,761
Total stockholders' equity	8,544,284	8,989,859
Total liabilities and stockholders' equity	17,860,409	18,550,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the thee-month and six-month periods ended June 30, 2010 and 2009

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	$	$	$	$
Revenues:
Oil and gas sales	711,825	142,024	1,603,009	223,350
Operations income	13,878	203,746	27,286	203,746
	725,703	345,770	1,630,295	427,096

Expenses:
Lease operating expense	219,856	170,196	506,976	298,447
Production taxes	30,001	5,429	66,243	9,600
General and administrative	351,484	435,506	661,783	728,705
Foreign exchange (gain) loss	(342,511)	811,623	10,652	591,172
Interest and financing costs	134,036	223,322	383,340	470,804
Related party interest	-	2,555	-	4,560
Depletion, depreciation and amortization – oil and gas properties	156,967	32,943	396,834	56,538
Accretion of asset retirement obligation	77,005	52,434	144,100	65,706
Depreciation and amortization – other assets	6,900	47,587	13,800	95,938
Write-down of inventory to market	-	2,643	-	14,012

Total expenses	633,738	1,784,238	2,183,728	2,335,482

Net income (loss)	91,965	(1,438,468)	(553,433)	(1,908,386)

Other comprehensive income– net of tax:
Foreign exchange translation	(342,511)	811,623	10,652	591,172

Other comprehensive income (loss)	(342,511)	811,623	10,652	591,172

Comprehensive loss	(250,546)	(626,845)	(542,781)	(1,317,214)

Basic and diluted loss per share	0.00	(0.03)	(0.00)	(0.04)

Weighted average number of shares outstanding
Basic	134,306,080	54,057,673	134,298,898	53,565,739
Diluted	134,306,080	54,057,673	134,298,898	53,565,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six-month periods ended June 30, 2010 and 2009

	Six months ended June 30,
	2010	2009
	$	$

Cash flows from operating activities:
Net loss	(553,433)	(1,908,386)
Non cash items:
Depreciation, depletion and amortization	410,634	152,476
Accretion of asset retirement obligation	144,100	65,706
Foreign exchange (gain)/loss	10,651	591,172
Noncash compensation expense	75,081	-
Amortization of debt discount	299,452	-
Write-down of inventory to market	-	14,012
Changes in working capital items:
Accounts receivable	93,099	(250,888)
Oil inventory	(6,908)	(19,494)
Prepaid expenses	95,767	45,447
Accounts payable, accrued
liabilities and interest	(113,312)	1,028,280

Net cash provided by (used) in operating activities	455,131	(281,675)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(296,538)	(27,274)

Net cash used in investing activities	(296,538)	(27,274)

Cash flows from financing activities:
Payment of notes payable	(585,864)	(12,489)
Proceeds from issuance of notes payable	330,620	68,000
Proceeds from issuance of common stock for private placement	-	225,000

Net cash provided by (used) in financing activities	(255,244)	280,511

Decrease in cash and cash equivalents	(96,651)	(28,438)

Cash beginning of period	142,488	56,162

Cash end of period	45,837	27,724

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the six-month periods ended June 30, 2010 and 2009

	Six months ended June 30,
	2010	2009
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	45,922	4,050
Taxes paid	40,000	-

Non cash investing and financing activities:
Discount on notes payable	108,141	-
Asset retirement obligation revision	91,312	-
Exchange of non-monetary assets	107,288	-
Offset of JIB Receivable and Note Payable	13,178	-

Stock issued for purchase of working interest owner’s interest	22,125	-
Issuance of stock for settlement of debt		10,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010 and 2009

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three- and six- month periods ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2010 are not indicative of the results that may be expected for the full year ending December 31, 2010.

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

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The diluted earnings (loss) per share is determined using the treasury method of shares outstanding as of June 30, 2010. This includes the net of new shares potentially created by unexercised in-the-money warrants and options. The method assumes that the proceeds that a company receives from an in-the-money warrants and options exercised are used to repurchase common shares in the market. As the Company’s unexercised warrants and options (5,380,000 and 4,650,000 respectively) were out-of-the-money as of June 30, 2010, the outstanding warrants and options were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010 and 2009

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $553,000 for the six months ended June 30, 2010. As the result of a $27,994,000 gain on extinguishment of debt related to the re-purchase of the Company’s 8% Secured Debentures and a settlement on debt owed to Dune Energy, the Company recorded income of $23,953,000 for the year ended December 31, 2009. However, the Company has a working capital deficit of $6,157,150 and an accumulated deficit of $17,813,877 at June 30, 2010 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Notes payable and long-term debt as of June 30, 2010 and December 31, 2009 consisted of the following:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010 and 2009

	June 30, 2010	December 31, 2009
	$	$
Accounts payable refinanced as notes payable	50,647	75,217
Note payable – Citizens Bank of Oklahoma	500,000	500,000
Note payable – Bank of Oklahoma	250,000	250,000
Note payable – Dune Energy (Note 5)	142,712	300,000
Note payable – Leede Financial	373,045	373,045
Note payable – TPC Energy	269,420	430,000
Note payable - Other	21,728	-
Discount on Leede note	(14,094)	(42,585)
Discount on TPC note	(32,797)	(195,617)

Total notes payable and long-term debt	1,560,661	1,690,060
Less: Current portion	(1,560,661)	(1,690,060)

Total notes payable and long-term debt, net of current portion	-	-

On January 20, 2010, the Company and TPC Energy entered into a note payable whereas TPC Energy agreed to advance up to $210,000 in addition to the $450,000 note issued during fiscal year 2009. Interest on the note accrues at 10% per annum and is payable monthly. Principal payments are to be paid monthly commencing March 31, 2010 at a rate of 75% of the net cash flow received from production of the recompleted DSCI 111 well. The Company agreed it will not encumber or sell its interest in this well as long as the principal balance is unpaid. Upon payout of the principal and interest, the Company shall assign 25% interest in this well to TPC Energy. The Company borrowed an additional $100,000 on June 7, 2010 which is due on December 31, 2010 along with interest at 10%. During the six months ended June 30, 2010, the Company borrowed a total of $308,892. Based on the relative fair value of the well, a discount on the note of $108,141 was recorded. The discount will be amortized over the life of the loan using the effective interest rate method. During the six months ended June 30, 2010, the Company paid a total of $469,472 to TPC Energy.

On June 30, 2010, the Company entered into an amendment with Leede Financial to extend the due date on the December 23, 2009 note from June 30, 2010 to September 30, 2010. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

5	Convertible Debentures

On August 4, 2009 the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company valued at $107,000 and paid Dune $1 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The first installment has been paid at the time of the Form 10-Q filing. The Company also completed the purchase of various miscellaneous working interests in the Bayou Couba field in January 2010 for a total of $160,750. The agreement with Dune requires either party acquiring an interest in the Bayou Couba field to assign sufficient interests in the acquired deep rights to the other party to maintain the respective interests as resulted from the settlement with the receiving party to pay their proportionate share of such assigned rights. The value of the deep rights assigned to Dune decreased the note payable. As of June 30, 2010 the balance of the note payable to Dune was $143,000.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010 and 2009

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

For the six months ended June 30, 2010, the Company recognized compensation costs of $75,000 related to stock options issued September 8, 2009. At June 30, 2010, there was $111,000 of total unrecognized compensation costs related to non-vested stock options granted on September 8, 2009.

The fair value of stock options granted was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

Expected term, in years	3.25
Risk-Free interest rate	2.38%
Expected volatility	352.71%
Expected Dividend Rate	None

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010 and 2009

The Company utilizes authorized but unissued shares when a stock option is exercised.

At June 30, 2010 there were 4,650,000 options outstanding and 2,906,250 options were exercisable with a weighted average exercise price of $0.09. The weighted average remaining contractual term for these options at June 30, 2010 was 4.25 years. These options had no intrinsic value at June 30, 2010.

8	Asset Retirement Obligation

The Company’s asset retirement obligations relate to the plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for the six months ended June 30, 2010 is shown below:

For the six months ended
June 30, 2010
Asset retirement obligations, January 1,	2,674,003
Additions and revisions	(91,312)
Settlement and disposals	-
Accretions Expense	144,100
Asset retirement obligation, June 30,	2,726,791

9	Subsequent Events

The Company announced that its Board of Directors has authorized its management to proceed to obtain the required stockholder and other approvals and to prepare and file the necessary corporate and other documents to effect a one-for-ten reverse split of its outstanding shares of common stock. If completed as proposed, the Company’s outstanding shares of common stock will be reduced to approximately 13,430,600 from 134,306,080 shares. Completion of the reverse split is subject to obtaining all required stockholder, TSX Venture Exchange and other required approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $553,000 for the six months ended June 30, 2010. As the result of a $27,994,000 gain on extinguishment of debt related to the re-purchase of our 8% Secured Debentures and a settlement on debt owed to Dune Energy, we recorded income of $23,953,000 for the year ended December 31, 2009. We have sustained substantial losses during the years ended December 31, 2008 and December 31, 2007, totaling approximately $61,000 and $3.2 million, respectively, and have a working capital deficiency and an accumulated deficit at June 30, 2010 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

     The accompanying consolidated financial statements in this Report have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph which states that we have substantial cash used from operating activities during 2009 and 2008, have a working capital deficiency and an accumulated deficit at December 31, 2009. These matters raise substantial doubt about our ability to continue as a going concern. As a result of our losses incurred and current negative working capital, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and our ability to sustain positive results of operations and cash flows sufficient to continue to explore for and develop our oil and gas reserves and pay our obligations.

     On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of our 8% Secured Debentures held by Dune Energy (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. We also completed the purchase of various miscellaneous working interests in the Bayou Couba field in January 2010 for a total of $160,750. The agreement with Dune requires either party acquiring an interest in the Bayou Couba field to assign sufficient interests in the acquired deep rights to the other party to maintain our respective interests as resulted from the settlement with the receiving party to pay their proportionate share of such assigned rights. The deep rights assigned to Dune were valued at $107,000 and were recorded as a reduction to the note payable. As of June 30, 2010 the balance of the note payable to Dune was $143,000.

     We re-purchased the remaining outstanding 8% Secured Debenture debt totaling $2.9 million and an additional $821,000 of accrued interest from various holders with the payment of $256,000 and the issuance of 11.7 million shares of our common stock at a deemed price of US$0.03 per share. The issuance of the shares occurred during the third quarter of 2009.

A Comparison of Operating Results For The Three Months Ended June 30, 2010 and June 30, 2009

     We recorded income of $92,000 during the three months ended June 30, 2010 compared to a net loss of $1,438,000 for the three months ended June 30, 2009. During the three months ended June 30, 2010, our revenues were comprised of oil and gas sales totaling $726,000 compared with oil sales of $346,000 during the same period of 2009. Our oil and gas sales for the three months ended June 30, 2010 were higher as a result of higher oil prices and an increase in volumes and an increase in our net revenue interest. Our net average daily production for the three month period ended June 30, 2010 increased by 260% over the same period of the prior year, from 27 net barrels of oil equivalent per day to 97 net barrels of oil equivalent per day. Oil prices increased by 39% for the three month period ended June 30, 2010 over the same period of the prior year. The weighted average price increased from $58.25 per barrel of oil equivalent to $81.06 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

     We had expenses of $634,000 for the three months ended June 30, 2010 compared to total expenses of $1,784,000 for the three months ended June 30, 2009. Our general and administrative expenses decreased by $84,000 from $436,000 for the three months ended June 30, 2009 to $352,000 for the same period in 2010.

     Interest and financing costs decreased for the three months ended June 30, 2010 compared to the same period in 2009 at $134,000 and $226,000 respectively. Interest and financing costs decreased as a result of repurchasing our debentures during the third quarter of 2009.

     Lease operating expenses of $220,000, production taxes of $30,000 and depletion, depreciation and amortization of $241,000 during the three months ended June 30, 2010 changed from $170,000, $5,000, and $133,000, respectively, during the three months ended June 30, 2009. Lease operating expenses increased as a result of increased production and activity level of the operator of the field and our increased working interest. Production taxes increased primarily as a result of increased production. The increase in depletion, depreciation and amortization is due to a higher amortization rate and increased production.

     We incurred a charge of $3,000 in the second quarter of 2009 to write-down our inventory to lower of cost or market. There was no such charge in the same period of 2010.

A Comparison of Operating Results For The Six Months Ended June 30, 2010 and June 30, 2009

     We recorded a net loss of $553,000 during the six months ended June 30, 2010 compared to a net loss of $1,908,000 for the six months ended June 30, 2009. During the six months ended June 30, 2010, our revenues were comprised of oil and gas sales totaling $1,603,000 compared with oil sales of $223,000 during the same period of 2009. Our oil and gas sales for the six months ended June 30, 2010 were higher as a result of higher oil prices and an increase in volumes and an increase in our net revenue interest. Our net average daily production for the six month period ended June 30, 2010 increased by 385% over the same period of the prior year, from 24 net barrels of oil equivalent per day to 118 net barrels of oil equivalent per day. Oil prices increased by 48% for the six month period ended June 30, 2010 over the same period of the prior year. The weighted average price increased from $50.79 per barrel of oil equivalent to $75.17 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

     We had expenses of $2,184,000 for the six months ended June 30, 2010 compared to total expenses of $2,335,000 for the six months ended June 30, 2009. Our general and administrative expenses were substantially consistent for the six months ended June 30, 2010 compared to the same period in 2009 at $662,000 and $729,000 respectively.

     Interest and financing costs decreased for the six months ended June 30, 2010 compared to the same period in 2009 at $383,000 and $475,000 respectively. Interest and financing costs decreased as a result of repurchasing our debentures during the third quarter of 2009.

     Lease operating expenses of $507,000, production taxes of $66,000 and depletion, depreciation and amortization of $555,000 during the six months ended June 30, 2010 changed from $298,000, $10,000, and $218,000, respectively, during the six months ended June 30, 2009. Lease operating expenses increased as a result of increased production and activity level of the operator of the field and our increased working interest. Production taxes increased primarily as a result of increased production. The increase in depletion, depreciation and amortization is due to a higher amortization rate and increased production.

     We incurred a charge of $14,000 in the first two quarters of 2009 to write-down our inventory to lower of cost or market. There was no such charge in the same period of 2010.

Liquidity and Capital Resources

General

     To date, our production has not been sufficient to fund our operations and drilling program. At June 30, 2010, we do not have any available borrowing capacity and have negative working capital of approximately $6.2 million.

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

A Comparison of Cash Flow For The Six Months Ended June 30, 2010 and June 30, 2009

     Our net cash provided by operating activities was $455,000 for the six months ended June 30, 2010 as compared to net cash used in operating activities of $282,000 for the six months ended June 30, 2009, an increase of $737,000. The increase in net cash provided by operating activities for the six months ended June 30, 2010 was primarily due to a loss from non-cash. Changes in working capital items had the effect of increasing cash flows from operating activities by $69,000 during the six months ended June 30, 2010 due to a decrease in accounts receivable and prepaids. Changes in working capital items had the effect of increasing cash flows from operating activities by $803,000 during the six months ended June 30, 2009 due to an increase in accounts payable of $1,028,000, partially offset by an increase in accounts receivable.

     We used $297,000 of net cash in investing activities during the six months ended June 30, 2010 compared to net cash used of $27,000 in 2009. The cash used in investing in 2010 and 2009 was for the purchase and development of oil and gas properties.

      We used $255,000 of net cash in financing activities for the six months ended June 30, 2010 compared to $281,000 of net cash provided by financing activities for the same period in 2009. For the six months ended June 30, 2010, net cash outflows from financing activities were a result of payments against outstanding notes of $586,000 offset by the issuance of notes of $331,000. For the six months ended June 30, 2009, net cash outflows from financing activities were a result of payments against outstanding notes of $12,000 offset by the issuance of notes of $68,000.

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

     On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. As of March 31, 2010 additional deep rights were assigned to Dune valued at $107,000 and were recorded as a reduction to the note payable. As of June 30, 2010 the balance of the note payable to Dune was $143,000.

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

Future Capital Requirements and Resources

     At June 30, 2010, we do not have any available borrowing capacity under existing credit facilities and our current assets are $432,000 compared with current liabilities of $6.59 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2010. In addition, we have substantial need for capital to develop our oil and gas prospects. At June 30, 2010, we have no commitments for additional capital to fund drilling activities in 2010.

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

      Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2009, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

     As of December 31, 2009 we identified material weaknesses in our internal controls over financial reporting. The material weaknesses relate to:

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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: August 13, 2010	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer