Form 10-Q
period 2010-09-30
American Natural Energy Corp
filed 2010-11-15
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2010;

or

[  ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to ______.______

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

Yes [  ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 15, 2010 13,430,608 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets – September 30, 2010 and December 31, 2009	3
	Condensed Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2010 and September 30, 2009	4
	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2010 and September 30, 2009	5
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION
Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009
	$	$

ASSETS
Current assets:
Cash and cash equivalents	40,032	142,488
Accounts receivable – joint interest billing	66,466	88,439
Accounts receivable – oil and gas sales	152,175	322,059
Prepaid expenses and other	138,814	156,747
Oil inventory	27,039	12,815
Total current assets	424,526	722,548
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $21,171,523 and $20,637,643	16,887,944	17,581,389
Unproved oil and natural gas properties	332,339	144,602
Equipment and other fixed assets, net of accumulated depreciation of $1,096,560 and $1,075,860	81,671	102,371
Deferred costs	22,627	-
Total assets	17,749,107	18,550,910

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,882,304	1,913,645
Revenue payable	3,094,969	3,103,090
Accrued interest	12,057	-
Insurance note payable	90,296	55,001
Note payable, net of discount of $9,378 and $238,202 (Note 4)	1,464,544	1,690,060
Taxes due on dissolution of subsidiary	75,252	125,252
Total current liabilities	6,619,422	6,887,048

Asset retirement obligation	2,801,563	2,674,003
Total liabilities	9,420,985	9,561,051

Commitments and contingencies

Stockholders' equity :
Common stock (Note 6)
Authorized – 250,000,000 shares with par value of $0.001
– 13,430,608 and 13,398,108 shares issued and outstanding respectively	13,431	13,398
Additional paid-in capital	22,918,096	22,783,144
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-
Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(18,289,265)	(17,260,444)
Accumulated other comprehensive income	3,685,860	3,453,761
Total stockholders' equity	8,328,122	8,989,859
Total liabilities and stockholders' equity	17,749,107	18,550,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the thee-month and nine-month periods ended September 30, 2010 and 2009

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	$	$	$	$
Revenues:
Oil and gas sales	595,494	267,335	2,198,502	490,684
Operations income	13,397	19,400	40,683	223,146
	608,891	286,735	2,239,185	713,830

Expenses:
Lease operating expense	169,814	293,173	676,787	591,619
Production taxes	36,884	7,592	103,128	17,192
General and administrative	368,279	401,999	1,030,062	1,130,704
Foreign exchange loss	221,448	697,199	232,100	1,288,371
Interest and financing costs	71,589	114,883	454,929	585,687
Related party interest	-	11,588	-	16,148
Depletion, depreciation and amortization – oil and gas properties	134,593	43,137	531,428	99,675
Accretion of asset retirement obligation	74,772	220,406	218,872	286,113
Depreciation and amortization – other assets	6,900	9,230	20,700	105,168
Write-down of inventory to market	-	-	-	14,012
Gain on extinguishment of debt and exchange of properties	-	(27,785,622)	-	(27,785,622)

Total (income) expenses	1,084,279	(25,986,415)	3,268,006	(23,650,933)

Net income (loss)	(475,388)	26,273,150	(1,028,821)	24,364,763

Other comprehensive income– net of tax:
Foreign exchange translation	221,448	697,199	232,100	1,288,371

Other comprehensive income	221,448	697,199	232,100	1,288,371

Comprehensive (income) loss	(253,940)	26,970,349	(796,721)	25,653,134

Basic and diluted earnings (loss) per share	(0.04)	0.24	(.08)	0.34

Weighted average number of shares outstanding
Basic	13,430,608	10,978,504	13,430,132	7,204,928
Diluted	13,430,608	10,978,504	13,430,132	7,204,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine-month periods ended September 30, 2010 and 2009

	Nine months ended September 30,
	2010	2009
	$	$

Cash flows from operating activities:
Net income (loss)	(1,028,821)	24,364,763
Non cash items:
Depreciation, depletion and amortization	552,128	204,843
Accretion of asset retirement obligation	218,872	286,113
Foreign exchange loss	232,100	1,288,371
Noncash compensation expense	112,859	78,020
Amortization of debt discount	336,965	-
Write-down of inventory to market	-	14,012
Gain on extinguishment of debt and exchange of properties	-	(27,785,622)
Changes in working capital items:
Accounts receivable	184,352	(375,121)
Oil inventory	(11,772)	(17,797)
Prepaid expenses	12,259	1,962
Accounts payable, accrued liabilities and interest	(77,404)	918,812

Net cash provided by (used) in operating activities	531,538	(1,021,644)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(312,788)	(100,481)

Net cash used in investing activities	(312,788)	(100,481)

Cash flows from financing activities:
Payment of notes payable	(744,062)	(1, 315,737)
Payment of notes payable-related party	-	(260,851)
Proceeds from issuance of notes payable	445,483	750,000
Proceeds from issuance of notes payable- Related Party	-	68,000
Financing costs	(22,627)	(96,840)
Proceeds from issuance of common stock for private placement	-	2,000,000

Net cash provided by (used) in financing activities	(321,206)	1,144,572

Increase (decrease) in cash and cash equivalents	(102,456)	22,447

Cash beginning of period	142,488	56,162

Cash end of period	40,032	78,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the nine-month periods ended September 30, 2010 and 2009

	Nine months ended September 30,
	2010	2009
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	72,092	21,910
Taxes paid	50,000	15,000

Non cash investing and financing activities:
Discount on notes payable	108,141	-
Asset retirement obligation revision	91,312	-
Exchange of oil and gas leasehold interests	107,288	-
Offset of JIB Receivable and Note Payable	13,178	-

Stock issued as partial payment for purchase of third party working interest	22,125	-
Exchange of monetary assets	-	13,806,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010 and 2009

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three- and nine- month periods ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2010 are not indicative of the results that may be expected for the full year ending December 31, 2010.

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

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The diluted earnings (loss) per share is determined using the treasury method of shares outstanding as of September 30, 2010. This includes the net of new shares potentially created by unexercised in-the- money options. The method assumes that the proceeds that a company receives from in-the-money options exercised are used to repurchase common shares in the market. The Company had 348,750 vested and unexercised employee stock options outstanding and out-of-the-money as of September 30, 2010, with the outstanding employee stock options excluded from the calculation of diluted earnings per share as they were anti-dilutive.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010 and 2009

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $1,029,000 for the nine months ended September 30, 2010. As the result of a $27,994,000 gain on extinguishment of debt related to the re-purchase of the Company’s 8% Secured Debentures and a settlement on debt owed to Dune Energy, the Company recorded income of $23,953,000 for the year ended December 31, 2009. However, the Company has a working capital deficit of $6,194,896 and an accumulated deficit of $18,289,265 at September 30, 2010 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Notes payable and long-term debt as of September 30, 2010 and December 31, 2009 consisted of the following:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010 and 2009

4	Notes Payable (continued)

	September 30, 2010	December 31, 2009
	$	$
Accounts payable refinanced as notes payable	33,217	75,217
Note payable – Citizens Bank of Oklahoma	500,000	500,000
Note payable – Bank of Oklahoma	250,000	250,000
Note payable – Dune Energy (Note 5)	142,712	300,000
Note payable – Leede Financial	373,045	373,045
Note payable – TPC Energy	153,220	430,000
Note payable - Other	21,728	-
Discount on Leede note	-	(42,585)
Discount on TPC note	(9,378)	(195,617)

Total notes payable and long-term debt	1,464,544	1,690,060
Less: Current portion	(1,464,544)	(1,690,060)

Total notes payable and long-term debt, net of current portion	-	-

On August 31, 2010, the Company entered into an $112,000 unsecured short-term note with Imperial Credit Corporation with an annual interest rate of 5.44% and ten monthly payments of $11,518. All accrued interest is payable monthly and the maturity date of the note is May 27, 2011.

On January 20, 2010, the Company and TPC Energy entered into a note payable whereas TPC Energy agrees to advance up to $210,000 in addition to the $450,000 note issued during fiscal year 2009. Interest on the note accrues at 10% per annum and is payable monthly. Principal payments are to be paid monthly commencing March 31, 2010 at a rate of 75% of the net cash flow received from production of the recompleted DSCI 111 well. The Company agreed it will not encumber or sell its interest in this well as long as the principal balance is unpaid. Upon payout of the principal and interest, the Company shall assign 25% interest in this well to TPC Energy. In January 2010, the Company borrowed $208,892 from TPC Energy. Based on the relative fair value of the well, a discount on the note of $108,141 was recorded. The discount will be amortized over the life of the loan using the effective interest rate method. In June 2010, the Company borrowed $100,000 from TPC Energy with an interest rate of 10% per annum. Principal and interest is due on December 31, 2010. During the nine months ended September 30, 2010, the Company paid a total of $585,672 to TPC Energy.

On September 30, 2010, the Company entered into an amendment with Leede Financial to extend the due date on the December 23, 2009 note from September 30, 2010 to December 31, 2010. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010 and 2009

5	Convertible Debentures

On August 4, 2009 the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company valued at $107,000 and paid Dune $1 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The first installment has been paid at the time of the Form 10-Q filing. The Company also completed the purchase of various miscellaneous working interests in the Bayou Couba field in January 2010 for a total of $160,750. The agreement with Dune requires either party acquiring an interest in the Bayou Couba field to assign sufficient interests in the acquired deep rights to the other party to maintain the respective interests as resulted from the settlement with the receiving party to pay their proportionate share of such assigned rights. The value of the deep rights assigned to Dune decreased the note payable. As of September 30, 2010 the balance of the note payable to Dune was $143,000.

6	Common Stock

During the first quarter of 2010, 32,500 common shares were issued for a total value of $22,125 for the acquisition of various working interests.

7	Stock-based compensation

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

For the nine months ended September 30, 2010, the Company recognized compensation costs of $113,000 related to stock options issued September 8, 2009. At September 30, 2010, there was $73,000 of total unrecognized compensation costs related to non-vested stock options granted on September 8, 2009.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010 and 2009

7	Stock-based compensation (continued)

The fair value of stock options granted was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

Expected term, in years	3.25
Risk-Free interest rate	2.38%
Expected volatility	352.71%
Expected Dividend Rate	None

The Company utilizes authorized but unissued shares when a stock option is exercised.

At September 30, 2010 there were 465,000 options outstanding and 348,750 options were exercisable with a weighted average exercise price of $0.90. The weighted average remaining contractual term for these options at September 30, 2010 was 4 years. These options had no intrinsic value at September 30, 2010.

8	Asset Retirement Obligation

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for the nine months ended September 30, 2010 is shown below:

For the nine months ended
September 30, 2010
Asset retirement obligations, January 1,	2,674,003
Additions and revisions	(91,312)
Settlement and disposals	-
Accretions Expense	218,872
Asset retirement obligation, September 30,	2,801,563

9	Stock Split

The Company has obtained the required stockholder and other approvals and to file the necessary corporate and other documents to effect a one-for-ten reverse split of its outstanding shares of common stock. The reverse split and resulting amendment to the Company’s Articles of Incorporation became effective at the close of business on October 26, 2010 and the Company’s outstanding shares of common stock was reduced to approximately 13,430,608 from 134,306,080 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $1,029,000 for the nine months ended September 30, 2010. As the result of a $27,994,000 gain on extinguishment of debt related to the re-purchase of our 8% Secured Debentures and a settlement on debt owed to Dune Energy, we recorded income of $23,953,000 for the year ended December 31, 2009. We have sustained substantial losses during the years ended December 31, 2008 and December 31, 2007, totaling approximately $61,000 and $3.2 million, respectively, and have a working capital deficiency and an accumulated deficit at September 30, 2010 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of our 8% Secured Debentures held by Dune Energy (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. We also completed the purchase of various miscellaneous working interests in the Bayou Couba field in January 2010 for a total of $160,750. The agreement with Dune requires either party acquiring an interest in the Bayou Couba field to assign sufficient interests in the acquired deep rights to the other party to maintain our respective interests as resulted from the settlement with the receiving party to pay their proportionate share of such assigned rights. The deep rights assigned to Dune were valued at $107,000 and were recorded as a reduction to the note payable. As of September 30, 2010 the balance of the note payable to Dune was $143,000.

We re-purchased the remaining outstanding 8% Secured Debenture debt totaling $2.9 million and an additional $821,000 of accrued interest from various holders with the payment of $256,000 and the issuance of 11.7 million shares of our common stock at a deemed price of US$0.03 per share. The issuance of the shares occurred during the third quarter of 2009.

A Comparison of Operating Results For The Three Months Ended September 30, 2010 and September 30, 2009

We recorded a loss of $475,000 during the three months ended September 30, 2010 compared to net income of $26,273,000 for the three months ended September 30, 2009. During the three months ended September 30, 2010, our revenues were comprised of oil and gas sales totaling $595,000 compared with oil sales of $267,000 during the same period of 2009. Our oil and gas sales for the three months ended September 30, 2010 were higher as a result of higher oil prices and an increase in volumes and an increase in our net revenue interest. Our net average daily production for the three month period ended September 30, 2010 increased by 90% over the same period of the prior year, from 43 net barrels of oil equivalent per day to 81 net barrels of oil equivalent per day. Oil prices increased by 17% for the three month period ended September 30, 2010 over the same period of the prior year. The weighted average price increased from $68.90 per barrel of oil equivalent to $77.07 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $1,084,000 for the three months ended September 30, 2010 compared to income of $25,986,000 due to a gain on the extinguishment of debt and exchange of non-monetary assets for the three months ended September 30, 2009. Our general and administrative expenses decreased by $34,000 from $402,000 for the three months ended September 30, 2009 to $368,000 for the same period in 2010.

Interest and financing costs decreased for the three months ended September 30, 2010 compared to the same period in 2009 at $72,000 and $126,000 respectively. Interest and financing costs decreased as a result of repurchasing our debentures during the third quarter of 2009.

Lease operating expenses of $170,000, production taxes of $37,000 and depletion, depreciation and amortization of $216,000 during the three months ended September 30, 2010 changed from $293,000, $8,000, and $273,000, respectively, during the three months ended September 30, 2009. Lease operating expenses were higher for the three months ended September 30, 2009 compared to the same period in 2010 due to a one time charge that was recorded during 2009. Production taxes increased primarily as a result of increased production. Depletion, depreciation and amortization charges were higher for the three months ended September 30, 2009 due to an increase in accretion of asset retirement obligation as a result of our higher working interest. However, depletion of oil and gas properties was higher for the three months ended September 30, 2010 due to increased production.

We recorded a gain of $27,785,622 for the three months ended September 30, 2009 as the result of a gain on extinguishment of debt related to the re-purchase of the Company’s 8% Secured Debentures and a settlement on debt owed to Dune Energy.

A Comparison of Operating Results For The Nine Months Ended September 30, 2010 and September 30, 2009

We recorded a net loss of $1,029,000 during the nine months ended September 30, 2010 compared to net income of $24,365,000 for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, our revenues were comprised of oil and gas sales totaling $2,199,000 compared with oil sales of $491,000 during the same period of 2009. Our oil and gas sales for the nine months ended September 30, 2010 were higher as a result of higher oil prices and an increase in volumes and an increase in our net revenue interest. Our net average daily production for the nine month period ended September 30, 2010 increased by 246% over the same period of the prior year, from 31 net barrels of oil equivalent per day to 105 net barrels of oil equivalent per day. Oil prices increased by 30% for the nine month period ended September 30, 2010 over the same period of the prior year. The weighted average price increased from $58.91 per barrel of oil equivalent to $76.35 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $3,268,000 for the nine months ended September 30, 2010 compared to income of $23,651,000 due to a gain on the extinguishment of debt and exchange of non-monetary assets for the nine months ended September 30, 2009. Our general and administrative expenses decreased by $100,000 from $1,131,000 for the nine months ended September 30, 2009 to $1,030,000 for the same period in 2010.

Interest and financing costs decreased for the nine months ended September 30, 2010 compared to the same period in 2009 at $455,000 and $602,000 respectively. Interest and financing costs decreased as a result of repurchasing our debentures during the third quarter of 2009.

Lease operating expenses of $677,000, production taxes of $103,000 and depletion, depreciation and amortization of $771,000 during the nine months ended September 30, 2010 changed from $592,000, $17,000, and $491,000, respectively, during the nine months ended September 30, 2009. Lease operating expenses increased as a result of increased production and activity level of the operator of the field and our increased working interest. Production taxes increased primarily as a result of increased production. The increase in depletion, depreciation and amortization is primarily due to increased production.

During the nine months ended September 30, 2010, we had a foreign exchange loss of $232,000, compared to a $1,288,000 foreign exchange loss for the nine months ended September 30, 2009. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange loss for the nine months ended September 30, 2010 was caused by the weakening of the US dollar against the Canadian dollar.

We recorded a gain of $27,785,622 for the nine months ended September 30, 2009 as the result of a gain on extinguishment of debt related to the re-purchase of the Company’s 8% Secured Debentures and a settlement on debt owed to Dune Energy.

We incurred a charge of $14,000 in the first two quarters of 2009 to write-down our inventory to lower of cost or market. There was no such charge in the same period of 2010.

Liquidity and Capital Resources

General

To date, our production has not been sufficient to fund our operations and drilling program. At September 30, 2010, we do not have any available borrowing capacity and have negative working capital of approximately $6.2 million.

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

A Comparison of Cash Flow For The Nine Months Ended September 30, 2010 and September 30, 2009

Our net cash provided by operating activities was $532,000 for the nine months ended September 30, 2010 as compared to net cash used in operating activities of $1,022,000 for the nine months ended September 30, 2009, an increase of $1,554,000. The increase in net cash provided by operating activities for the nine months ended September 30, 2010 was primarily due to a loss from non-cash. Changes in working capital items had the effect of increasing cash flows from operating activities by $107,000 during the nine months ended September 30, 2010 due to a decrease in accounts receivable and accounts payable. Changes in working capital items had the effect of increasing cash flows from operating activities by $528,000 during the nine months ended September 30, 2009 due to an increase in accounts payable of $919,000, partially offset by an increase in accounts receivable.

We used $313,000 of net cash in investing activities during the nine months ended September 30, 2010 compared to net cash used of $100,000 in 2009. The cash used in investing in 2010 and 2009 was for the purchase and development of oil and gas properties.

We used $321,206 of net cash in financing activities for the nine months ended September 30, 2010 compared to $1,145,000 of net cash provided by financing activities for the same period in 2009. For the nine months ended September 30, 2010, net cash outflows from financing activities were a result of payments against outstanding notes of $744,000 offset by the issuance of notes of $445,000 and incurred financing costs of $23,000. On July 29, 2009 we closed the final tranche of a Private Placement of 66.7 million shares of our common stock at $0.03 per share for total proceeds of $2.0 million. In conjunction with this placement, finders fees were paid to two firms in Vancouver, BC in the amount of $96,840 and finders warrants were issued for the purchase of 5.38 million shares of common stock exercisable through July 29, 2010 at $0.05 per share. In addition to proceeds from the Private Placement, we had issuance of notes payable of $820,000 of which $68,000 was from related parties. We made payments against outstanding notes of $1.6 million of which $261,000 was to related parties through the third quarter of 2009.

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

On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. As of March 31, 2010 additional deep rights were assigned to Dune valued at $107,000 and were recorded as a reduction to the note payable. As of September 30, 2010 the balance of the note payable to Dune was $143,000.

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

Future Capital Requirements and Resources

At September 30, 2010, we do not have any available borrowing capacity under existing credit facilities and our current assets are $425,000 compared with current liabilities of $6.62 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2010. In addition, we have substantial need for capital to develop our oil and gas prospects. At September 30, 2010, we have no commitments for additional capital to fund drilling activities in 2010.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2009, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

As of December 31, 2009 we identified material weaknesses in our internal controls over financial reporting. The material weaknesses relate to:

1. Deficiencies in segregation of duties due to: a. the CEO and CFO’s active involvement

a.	in the preparation of the financial statements resulting in an inability to provide an independent review and quality assurance function; and

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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: November 15, 2010	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer