Form 10-K
period 2010-12-31
American Natural Energy Corp
filed 2011-03-31
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Mark One:

[X]Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2010; or

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

Yes [   ]     No [X]

State Issuer’s revenues for its most recent fiscal year: $2,578,532.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 31, 2011, was $4,096,746. (Non-affiliates have been determined on the basis of holdings set forth in Item 12 of this Annual Report on Form 10-K.)

The number of shares outstanding of each of the Issuer’s classes of common equity, as of March 31, 2011, was 13,430,608 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Item 13.	Certain Relationships and Related Transactions, Director Independence	46

Item 14.	Principal Accountant Fees and Services	46

Item 15.	Exhibits	46

PART I

Item 1 - Description of Business:

          American Natural Energy Corporation is engaged in the acquisition, development, exploitation and production of oil and natural gas.

Our Oil and Natural Gas Interests

          Through our ownership we hold interests in approximately 1,320 acres of land in St. Charles Parish, Louisiana. This acreage is the Bayou Couba leases in which we hold a 97.25% working interest in the leasehold and 97.25% working interest in all but 9 producing wells. The ownership results from our acquisition on December 31, 2001, of the assets and outstanding stock of Couba Operating Company (“Couba") and consolidation of other working interests in the field during 2009. We continue to need and seek material amounts of additional capital to further our oil and natural gas development and exploitation activities.

          Since 2002 through December 31, 2010, we returned to production 9 (8.75 net) well bores drilled by the prior owners on the Couba properties we acquired. Our drilling activities commenced in February 2003 and as of December 31, 2010, we had drilled and completed 12 (7.14 net) wells. For the year ended December 31, 2010, our combined production from all our producing wells (21 gross, 15.9 net) averaged approximately 162 (92 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

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

          On August 4, 2009 we completed the terms of a Purchase Agreement whereby we acquired all of Dune Energy’s interest in the producing properties on the Bayou Couba lease, all of the Dune Energy’s interest in the undeveloped leasehold from the surface to the top of the Cib Op formation and all of the outstanding Debentures held by Dune Energy. Additionally, we assumed operations of the field at that time. Dune Energy retained a 65% interest in the lease below the Cib Op formation.

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

          As of March 31, 2011, TransAtlantic remains the beneficial holder of a total of 223,714 shares of our common stock.

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

          Seismic Survey Participation Agreement. On March 8, 2006, we agreed to participate in a 3D seismic survey covering 60 square miles covering our Bayou Couba lease and surrounding acreage positions. The survey is part of a larger regional survey being conducted by Seismic Exchange, Inc. We received the survey data in 2008 and participated in a joint Pre-stack time migration processing of the data. We have completed Pre-stack depth migration processing of the data and continue to evaluate the deeper horizons of our Bayou Couba lease.

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

Oil and Gas Reserves

Reserves Estimation
We engaged a third-party engineering firm to prepare our reserve estimates comprising all of our estimated proved reserves (by volume) at December 31, 2010. Our Manager of Operations is the person primarily responsible for overseeing the preparation of the company’s reserve estimates. His qualifications include the following:

  33 years of practical experience in geology, petroleum engineering and reserve evaluation
  Bachelor of Science degree in Geology

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

The tables below set forth information as of December 31, 2010 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Summa Engineering, Inc. This report is included as Exhibit 99.1 to this Annual Report on Form 10-K. The qualifications of the technical person at each of these firms primarily responsible for overseeing his firm’s preparation of the company’s reserve estimates are set forth below.

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

	OIL	GAS	TOTAL
	(Mbbl)	(Mmcf)	(Mbble)

Proved developed producing	75.32	-	75.32
Proved developed non-producing	-	-	-
Proved undeveloped	1,413.34	-	1,413.34
Total proved	1,488.66	-	1,488.66

		Proved
	Proved	Developed
	Developed	Non-	Proved
	Producing	producing	Undeveloped	Total Proved

Estimated future net revenue(a)	$3,394,466	-	$68,632,878	$72,027,344
Present value of future net revenue(b)	$2,685,715	-	$44,024,021	$46,709,736
Standardized measure of discounted future net cash flows	$2,685,715	-	$44,024,021	$46,709,736

_______________________
(a) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2010. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $77.54 per barrel of oil and $4.11 per mcf of gas.
(b) Present value of future net revenues represents estimated future net revenues discounted using an annual discount rate of 10%. The present value of future net revenue is equivalent to the standardized measure of discounted future net cash flows at December 31, 2010 as there is no future income tax provision.

          The future net revenue attributable to our estimated proved undeveloped reserves is calculated to be $68.6 million at December 31, 2010, with the present value thereof to be $44.0 million, based on us expending approximately $9.0 million during 2011 and an additional $449,000 in future periods to develop these reserves. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. At December 31, 2010, the capital necessary to develop these additional reserves was unavailable to us. Through December 31, 2010, we had expended approximately $15.8 million in exploration and development of the Bayou Couba properties.

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

          The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2010, all of our operations and reserves are located in that area.

Drilling Activity

          The following table sets forth information as to the wells we completed during the periods indicated. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2009		2010
	Gross	Net	Gross	Net
Development
Productive	0.0	0.0	0.0	0.0
Non- productive	-0-	-0-	-0-	-0-
Exploratory
Productive	-0-	-0-	-0-	-0-
Non- productive	-0-	-0-	-0-	-0-

          During 2010 and 2009, Behind Pipe Zones that were classified as Proved Undeveloped Reserves were re-completed at a cost of approximately $223,700 (1 well) and $323,700 (2 wells) and reclassified as Proved Developed Producing at December 31, 2010 and 2009, respectively. Additional Proved Undeveloped Reserves will be drilled and completed as cash flow or funding from third party sources becomes available.

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

          For the year ended December 31, 2010, combined production from all our producing wells on the property averaged approximately 162 (98 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

Production Volumes, Revenue, Prices and Production Costs

          The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the years ended December 31, 2010 and 2009. All of our production was from our properties located in St. Charles Parish, Louisiana.

	Year Ended December 31,
	2010	2009
Net Production:
(1)
Oil (Mbbl)	31.5	16.0
Natural Gas (Mmcf)	11.6	0.0
Oil Equivalent (Mbble )	33.4	16.0

Oil and Natural
Gas Sales: (2)
Oil	$2,464,419	$1,054,390

Natural Gas	$59,311	-
Total	$2,523,730	$1,054,390

Average Sales
Price:
Oil ($per Bbl)	$78.17	$66.04
Natural Gas ($per Mcf)	$5.12	-
Oil Equivalent ($per Bble)	$75.43	$66.04

Oil and Natural
Gas Costs:
Lease operating expenses	$890,306	$766,180
Production Taxes	$132,552	$24,993
Depreciation, depletion and amortization	$695,061	$466,803
Average production cost per unit of production ($ per Bble)	$30.82	$49.56

(1) Includes only production owned by us and produced to our interest, less royalties and production due others. 426 and 367 barrels of oil were produced in December 2010 and 2009 but not sold until January 2011 and 2010, respectively, and are included in inventory at December 31, 2010 and 2009 at the lower of production cost and DD&A, or market.

Development, Exploration and Acquisition Expenditures

          The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2009	2010
Development Costs	$633,321	$334,887
Exploration Costs	-	-
Acquisition Costs	$494,938	-
Sales of Properties	-	-
Capitalized Interest	-	-
Total	$1,128,259	$334,887

Acreage

          The following table sets forth as of December 31, 2010, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. "Gross" acres are the total number of acres in which we own a working interest. "Net" acres refer to gross acres multiplied by our fractional working interest.

					Total Developed and
	Developed(1)		Undeveloped(1)		Undeveloped
Area	Gross	Net	Gross	Net	Gross	Net
Louisiana	1,319	1,284	-	-	1,319	1,284
Total	1,319	1,284	-	-	1,319	1,284

          (1) Net acreage assumes that we maintain our existing working interest percentage in all future development.

Marketing

          Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2010, our oil and gas sales to Texon L.P. of $2,464,419 accounted for 98% of our total oil and gas sales. We believe we are not materially dependent upon Texon for our sales as we believe there are numerous other purchasers for our oil and gas production at competitive prices. We believe that the loss of this customer would not have a material adverse effect on our results of operations or our financial position.

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

Regulation

          General

          Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2010, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months; however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.

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

Employees

          As of December 31, 2010, we employed seven persons, of whom two were executive officers and three were operations personnel and two were accounting staff. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

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

Office

          Our principal office is located at 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136. Additionally, we maintain office space in The Woodlands, Texas. Our leased premises include approximately 4,899 square feet and are leased for various terms expiring in 2011. The annual aggregate rental is $95,531. The facilities are considered adequate for our present activities.

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

Risks Relating to Us and the Oil and Gas Industry

Our Ability to Continue as a Going Concern is Uncertain

          Our consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recorded a net loss of $2,062,145 in 2010. However, we recorded net income of $23,953,000 for the twelve months ended December 31, 2009 as the result of a $27,994,000 gain on extinguishment of debt related to the re-purchase of our 8% Secured Debentures and a settlement on debt owed to Dune Energy. We had a working capital deficiency at December 31, 2010 of approximately $6.6 million. Although production from our drilling program increased during 2010 compared to 2009, and our revenue has not been sufficient to fund our operations. At December 31, 2010, we do not have any available borrowing capacity under existing credit facilities and our current assets are $369,000 compared with current liabilities of $6.9 million which include accounts payable, revenues payable, notes payable, and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2011. All the foregoing lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings, and we have no line of credit or other financing agreement providing borrowing availability with a commercial lender. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to pay our current liabilities and to continue to explore for and develop our oil and gas reserves.

          The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2010 includes an explanatory paragraph which states that we have sustained a substantial loss in 2010 and have a working capital deficiency and an accumulated deficit at December 31, 2010 that raise substantial doubt about our ability to continue as a going concern.

Our Current Liabilities as of December 31, 2010 Exceed Our Current Assets by $6.6 Million

          As of December 31, 2010, our current assets were approximately $369,000 and our current liabilities were approximately $6.9 million. In order to meet our current obligations, we will need to raise additional capital. At March 31, 2011, we have no commitments from others to provide this capital and without additional capital to meet these obligations, our continued operations cannot be assured. There can be no assurance that we will be successful in raising additional capital or that the terms on which such additional capital can be raised may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to reduce our current liabilities relative to our current assets could lead creditors to refuse to extend us further credit which could materially adversely affect our operations.

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

Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets.

          At December 31, 2010, based on the report of Summa Engineering, Inc., we claimed total estimated proved reserves of 1,488.7 Mbble of oil. Through December 31, 2010, we were able to return to production 9 (8.75 net) well bores drilled by prior owners on the Couba properties we acquired, and we had successfully completed 12 (7.14 net) wells. As of that time, our combined production from all our producing wells was approximately 108 (66 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.

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

Item 1B – Unresolved Staff Comments:

          As of December 31, 2010, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

Item 2 - Properties:

          A description of our properties appears in Item 1 of this Annual Report on Form 10-K.

Item 3 - Legal Proceedings:

          No legal proceedings are pending against us.

Item 4 - Submission of Matters to a Vote of Security Holders:

          No matter was submitted during the fourth quarter of the year ended December 31, 2010 to a vote of security holders through the solicitation of proxies or otherwise.

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

          The reported high and low sales prices, reported in United States dollars, for our common shares, as reported by the TSX Venture Exchange, on a calendar quarterly basis for the calendar year ended December 31, 2008 through March 31, 2011 were as follows.

		Prices(1)

	High	Low	Share Volume(1)

2008
Fourth Quarter beginning November 17, 2008(2)	$0.40	$0.10	194,688

2009
First Quarter	$0.30	$0.10	154,273
Second Quarter	$0.40	$0.10	167,159
Third Quarter	$1.00	$0.30	425,354
Fourth Quarter	$0.90	$0.30	370,773

2010
First Quarter	$0.60	$0.30	513,282
Second Quarter	$0.65	$0.40	546,196
Third Quarter	$0.45	$0.30	545,626
Fourth Quarter	$0.44	$0.23	783,196

2011
First Quarter through March 30, 2011	$0.38	$0.22	474,117

(1)

Effective October 26, 2010 the shareholders approved a 1 for 10 reverse split of the issued and outstanding shares of our common stock reducing the outstanding shares from 134,306,080 to 13,430,608. Per share prices and share volumes pre-split have been adjusted to reflect this change.

(2)

Effective July 25, 2007, TSX Venture Exchange suspended trading in our securities as a result of the Cease Trade Order issued by the British Columbia Securities Commission. Effective November 17, 2008 TSX Venture Exchange reinstated trading in our securities.

          As of March 31, 2011, we had 2,679 stockholders of record.

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

Issuer Purchases of Equity Securities

          No purchases of shares of our Common Stock, par value $.001 per share, were made by us or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the year ended December 31, 2010.

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

          Our consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recorded a net loss of $2,062,145 in 2010. However, we recorded net income of $23,953,000 for the twelve months ended December 31, 2009 as the result of a $27,994,000 gain on extinguishment of debt related to the re-purchase of our 8% Secured Debentures and a settlement on debt owed to Dune Energy. We had a working capital deficiency at December 31, 2010 of approximately $6.6 million and an accumulated deficit at December 31, 2010 which leads to questions concerning our ability to meet our obligations as they come due. We have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and drilling participations, and we have no bank or other line of credit or other financing agreement providing borrowing availability with a commercial lender. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas in addition to the quantities of oil and natural gas we sell. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.

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

          The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2010 includes an explanatory paragraph which states that we have sustained a substantial loss in 2010 and have a working capital deficiency and an accumulated deficit at December 31, 2010 that raise substantial doubt about our ability to continue as a going concern.

Statements of Operations

A Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

          We recorded a net loss of $2,062,145 during the year ended December 31, 2010 compared to net income of $23,953,000 during the year ended December 31, 2009. During the year ended December 31, 2010, our revenues were comprised of oil and gas sales totaling $2,523,730 compared with oil sales of $1,054,000 during the same period of 2009. Our oil sales for the twelve months ended December 31, 2010 were higher as a result of higher oil prices and an increase in volumes. Our net average daily production for the twelve month period ended December 31, 2010 increased by 109% over the same period of the prior year, from 124 (44 net) barrels of oil equivalent per day to 162 (92 net) barrels of oil equivalent per day. The increase was due to a 31% increase in gross production and the remaining increase was due to a higher net revenue interest. Oil prices increased by 14% for the twelve month period ended December 31, 2010 over the same period of the prior year from $66.04 per barrel of oil equivalent to $75.43 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production and normal declines resulting as the reservoirs are depleted.

          We had expenses of $4,640,677 for the year ended December 31, 2010 compared to income of $22,869,000 for the year ended December 31, 2009 due to a gain on the extinguishment of debt and exchange of non-monetary assets. Our general and administrative expenses increased by $143,000 for the twelve months ended December 31, 2010 compared to the same period in 2009 at $1,609,000 and $1,465,000 respectively. The increase is due to higher stock based compensation.

          Interest and financing costs decreased by $96,000 for the year ended December 31, 2010 compared to the same period in 2009 at $511,000 and $607,000 respectively. Interest costs were lower as a result of a decrease in debt which was partially due to the re-purchase of our debentures during the third quarter of 2009.

          Lease operating expenses of $890,000, production taxes of $133,000 and depletion, depreciation and amortization of $911,628 during the year ended December 31, 2010 changed from $760,000, $25,000, and $576,000, respectively, during the year ended December 31, 2009. Lease operating expenses increased as a result of increased production and activity level of the operator of the field and our increased working interest. Production taxes increased primarily as a result of increased production and our increased working interest. The increase in depletion, depreciation and amortization is primarily due to increased production and our increased working interest.

          During the year ended December 31, 2010, we had a foreign exchange loss of $587,000, compared to a $1,687,000 foreign exchange loss for the year ended December 31, 2009. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange loss for the twelve months ended December 31, 2010 was caused by the weakening of the US dollar against the Canadian dollar.

          We incurred a charge of $14,000 for the year ended December 31, 2009 to write-down our inventory to lower of cost or market. There was no such charge for the year ended December 31, 2010.

          We recorded a gain of $27,994,000 for the year ended December 31, 2009 as the result of a gain on extinguishment of debt related to the re-purchase of our 8% Secured Debentures, and a settlement on debt owed to Dune Energy. We also settled $16,000 of vendor notes payable for a net gain of $10,000. There was no such gain for the year ended December 31, 2010.

Liquidity and Capital Resources

          General

          At December 31, 2010, we do not have any available borrowing capacity under existing credit facilities and our current assets are $369,000 compared with current liabilities of $6.9 million which includes accounts payable, revenues payable, notes payable, and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2010.

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

Years Ended December 31, 2010 and December 31, 2009

          Our net cash provided by operating activities was $714,000 for the year ended December 31, 2010 as compared to net cash used in operating activities of $861,000 for the year ended December 31, 2009, an increase of $1.6 million. The increase in net cash provided by operating activities for the year ended December 31, 2010 compared to the same period of 2009 was primarily due to a loss from non-cash items for the year ended 2009. Changes in working capital items had the effect of increasing cash flows from operating activities by $624,000 during the year ended December 31, 2010 due to a decrease in accounts receivable and prepaid expense and an increase in accounts payable. Changes in working capital items had the effect of increasing cash flows from operating activities by $797,000 during the year ended December 31, 2009 due to an increase in accounts payable, partially offset by an increase in accounts receivable.

          We used $335,000 of net cash in investing activities during the year ended December 31, 2010 compared to net cash used of $969,000 for the same period of 2009. The cash used in investing activities was for the purchase and development of oil and gas properties for both years.

           We used $513,000 of net cash in financing activities for the year ended December 31, 2010 compared to $1.9 million of net cash provided by financing activities for the same period in 2009. For the year ended December 31, 2010, net cash outflows from financing activities were a result of payments against outstanding notes of $229,304 offset by the issuance of notes to related parties of $333,000 and incurred financing costs of $15,000. On July 29, 2009 we closed the final tranche of a Private Placement of 6.67 million shares of our common stock at $0.30 per share for total proceeds of $2.0 million. In conjunction with this placement, finders fees were paid to two firms in Vancouver, BC in the amount of $96,839 and finders warrants were issued for the purchase of 538,000 shares of common stock exercisable through July 29, 2010 at $0.50 per share. In addition to proceeds from the Private Placement, we had issuance of notes payable of $1.6 million offset by payments against outstanding notes of $1.6 million during the year ended December 31, 2009.

          We have no other commitments to expend additional funds for drilling activities for the rest of 2011.

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

          Certain Financing Transactions Prior to January 1, 2010:

          On October 21, 2003 and October 31, 2003 we completed financing transactions of $11.695 million and $305,000, respectively, by issuing our Convertible Secured Debentures (the "Debentures"). Initially, the Debentures were repayable on September 30, 2005 with interest payable quarterly commencing December 31, 2003 at 8% per annum. At the dates of issuance, the outstanding principal of the Debentures was convertible by the holders into our common shares at a conversion price of $4.50 per share, subject to antidilution adjustment. The Debentures are collateralized by substantially all of our assets and have covenants limiting unsecured borrowings to $2 million and restricting the payment of dividends and capital distributions. A finder's fee in the amount of $360,000 was paid to Middlemarch Partners Limited of London, England in connection with the financing.

          In June 2005, the Debentures were amended with approval by approximately 86% of the Debentureholders. The amendments extended the maturity date of the Debentures by one year to September 30, 2006, reduced through the maturity date of the Debentures the per share price at which the principal of the Debentures could be converted into shares of common stock to $1.50 per share, and provided for the partial release of the lien collateralizing the Debentures in the event a third party entered into an agreement with us pursuant to which the third party is granted the right to drill one or more wells on our properties and commenced that drilling activity.

          Under the amendments, 7,216,667 shares were issuable upon full conversion of the Debentures at the reduced conversion price; however, the conversion rights feature expired on September 29, 2006 and was not renewed.

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

           On March 19, 2009 the TSX Venture Exchange approved the issuance of 106,000 shares of our common stock as payment for an outstanding invoice owed to Wakabayahsi Funds LLC in the amount of $10,600. The shares were issued on March 26, 2009.

          On July 29, 2009 we closed the final tranche of a Private Placement of 6.67 million shares of our common stock at $0.30 per share for total proceeds of $2.0 million. In conjunction with this placement, finders fees were paid to two firms in Vancouver, BC in the amount of $96,839 and finders warrants were issued for the purchase of 538,000 shares of common stock exercisable through July 29, 2010 at $0.50 per share. The net proceeds of the private placement are being used to close the Dune Transaction and for working capital purposes.

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

          We re-purchased its remaining outstanding 8% Secured Debenture debt totaling $2.0 million and an additional $821,000 of accrued interest with various holders with the payment of $256,000 and the issuance of 1.17 million shares of its common stock at a deemed price of US$0.30 per share. The issuance of the shares occurred during the third quarter of 2009.

          In December 2009, we granted 160,000 common shares to a group of lenders as a share bonus for the bridge loan related to the acquisition of an Overriding Royalty Interest. The relative fair value of these shares of $42,585 was recorded as a discount on the bridge loan. The issuance of the shares occurred in January 2010.

Future Capital Requirements and Resources

          At December 31, 2010, we do not have any available borrowing capacity under existing credit facilities and our current assets are $369,000 compared with current liabilities of $6.9 million which includes accounts payable, revenues payable and notes payable (a portion of which is past due). We have substantial needs for funds to pay our outstanding payables and debt due during 2011. In addition, we have substantial need for capital to develop our oil and gas prospects. At December 31, 2010, we have no commitments for additional capital to fund drilling activities in 2011.

          Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations, and through an increase in notes payable. Any capital expenditures for drilling purposes during 2011, we expect will be funded from the sale of drilling participations and equity capital. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

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

          Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2010 and 2009, we have a deferred tax asset of approximately $7.2 million and $6.4 million for which we have recognized a $7.2 million and $6.4 million valuation allowance, respectively.

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

          We have adopted the Final Rule and have begun complying with the disclosure requirements in this annual report on Form 10-K for the year ended December 31, 2010.

          In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB ASC (Topic 932) with the changes required by the SEC final rule ASC 2010-03, as discussed above. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements.

          In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company's operating results, financial position or cash flows, but did impact the Company's disclosures on fair value measurements.

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

          Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2010, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the " COSO Framework "). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the consolidated financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the consolidated financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements.

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

          Despite the internal control deficiencies, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2010 in all material respects.

Item 9B – Other Information

          No information is required to be disclosed in response to this Item 8B.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance:

Directors, Executive Officers and Significant Employees

          The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

Name	Age	Position
Directors and Executive Officers:

Michael K. Paulk (1)	62	President and Director
Steven P. Ensz	59	Vice President, Finance, and Chief Financial Officer and Director
Bennett G. Shelton(1)	54	Director
William A. Grant (1)	49	Director

Significant Employees:
Richard O. Mulford	58	Manager of Operations
Robert G. Snead	72	Exploitation Manager

________________________
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

          Bennett G. Shelton: Mr. Shelton has been involved in oil and gas land and acquisition management since graduating from Oklahoma Panhandle State University in 1979. With a Bachelor Degree in Business Administration his career moved from Phillips Petroleum Company to positions of increasing responsibility with Andover Oil Company, ALN Resources, Inc. and Gothic Energy Corporation where he served as Vice President of Land and Acquisitions. From June 2001 through January 2007 Mr. Shelton was Manager of Land and Acquisitions for American Natural Energy Corporation and since February 2007 has been a Land Advisor with Broad Oak Energy, Inc.

           William A. Grant III: Mr. Grant has held various leadership roles in the banking and insurance industries for the past 23 years. Mr. Grant began his career in a position in Bank of Oklahoma’s management training program and advanced to the position of Vice President - energy lending. Subsequent to his tenure at Bank of Oklahoma, he joined F&M Bank until he purchased an interest and took the reins as President of the The Holmes Organisation in 1997.

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

Audit Committee and Audit Committee Financial Expert:

          As of December 31, 2010, the members of our Audit Committee of our Board of Directors are Messrs. Shelton (Chairman), Grant and Paulk. Mr. Paulk has been a member of the Audit Committee since 2006. Mr. Grant was added during 2009, and Mr. Shelton was added during 2010. Our securities are not listed on any national securities exchange or listed on an automated inter-dealer quotation system.

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

Item 11 - Executive Compensation:

          The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2010 who received total compensation exceeding $100,000 for the year ended December 31, 2010 and who served in such capacities at December 31, 2010.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	Option Awards ($)(1) (f)	Non- Equity Incentive Plan Compens ation ($) (g)	Nonquali fied Deferred Compens ation Earnings ($) (h)	All Other Compens ation ($) (i)	Total ($) (j)
Michael K. Paulk, President and CEO(2)	2010 2009	$150,000 $150,000	-0- -0-	-0- -0-	$196,987 $97,491	-0- -0-	-0- -0-	-0- -0-	$346,987 $247,491
Steven P. Ensz Executive Vice President and CFO(2)	2010 2009	$150,000 $150,000	-0- -0-	-0- -0-	$196,987 $97,491	-0- -0-	-0- -0-	-0- -0-	$346,987 $247,491

(1)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC 718. See Note 1 to Notes to Consolidated Financial Statements for the year ended December 31, 2010.

(2)	Messrs. Paulk and Ensz are also Directors of our company; however they receive no additional compensation for serving in those capacities.

          We do not have any employment contracts with any of our executive officers or other significant employees.

Outstanding Equity Awards at December 31, 2010

          The following table provides information with respect to our named executive officers above regarding outstanding equity awards held at December 31, 2010.

	Option Awards				Stock Awards

Name (a)	Number of securities underlying unexercised Options (#) Exercisable/ Unexercisable (b-c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of shares or units of Stock held that have not vested (#) (g)	Market value of shares or units of Stock held that have not vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Michael K. Paulk	150,000 660,000	-0- -0-	0.90 0.30	9/8/14 11/30/15	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Steven P. Ensz	150,000 660,000	-0- -0-	0.90 0.30	9/8/14 11/30/15	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Director Compensation

          The following table provides information with respect to compensation of our Directors during the year ended December 31, 2010. The compensation paid to our named executive officers who are also Directors is reflected in the Summary Compensation Table above.

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($)(1) (c)	Option Awards ($)(1) (d)	Non- Equity Incentive Plan Compensat ion ($) (e)	Non- Qualified Deferred Compensat ion Earnings (f)	All Other Compensat ion ($) (g)	Total ($) (h)

Bennett G. Shelton	-0-	-0-	$14,923	-0-	-0-	-0-	$14,923
William A. Grant III	-0-	-0-	$11,939	-0-	-0-	-0-	$11,939

(1) Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC 718. See Note 1 to Notes to Consolidated Financial Statements for the year ended December 31, 2010.

          Our Directors do not receive any cash compensation for serving in that capacity; however, they are reimbursed for their out-of-pocket expenses in attending meetings. Pursuant to the terms of our 2001 Stock Incentive Plan, each non-employee Director who is first elected or appointed after February 1, 2002 automatically receives an option grant for 5,000 shares on the date such person joins the Board. In addition, on the date of each annual stockholder meeting, provided such person has served as a non-employee Director for at least six months, each non-employee Board member who is to continue to serve as a non-employee Board member will automatically be granted an option to purchase 500 shares. Each such option has a term of ten years, subject to earlier termination following such person's cessation of Board service, and is subject to certain vesting provisions.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

          The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2011 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our Directors and officers, and (c) by all Directors and officers as a group. As of March 31, 2011, we had 13,430,608 common shares outstanding.

		Percentage of
	Number of Shares	Outstanding
Name and Address (1)(2)	Owned	Shares(3)

Michael K. Paulk	1,024,888(4)	1.6%

Steven P. Ensz	1,374,832(5)	4.2%

Bennett G. Shelton 812 Crane Drive Coppell, TX 75019	203,174(6)	1.1%

William A. Grant 1350 S. Boulder, Suite 1000 Tulsa, OK 74119	133,333(7)	0.6%

All Directors and officers as a group (4 persons)	2,736,227	7.5%
___________________________
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

(2)	Unless otherwise indicated, the address for each of the above is c/o American Natural Energy Corporation, 6100 South Yale, Suite 300, Tulsa, Oklahoma 74136.
(3)	The percentage of outstanding shares calculation is based upon 13,430,608 shares outstanding as of March 31, 2011, except as otherwise noted.
(4)	Includes 150,000 shares issuable at an exercise price of $0.90 on exercise of an option and 660,000 shares issuable at an exercise price of $0.30 on exercise of an option.
(5)	Includes 150,000 shares issuable at an exercise price of $0.90 on exercise of an option and 660,000 shares issuable at an exercise price of $0.30 on exercise of an option.
(6)	Includes 50,000 shares issuable at an exercise price of $0.30 on exercise of an option.
(7)	Includes 10,000 shares issuable at an exercise price of $0.90 on exercise of an option and 40,000 shares issuable at an exercise price of $0.30 on exercise of an option .

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

          The following table provides information as of December 31, 2010 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of outstanding	outstanding options,	for future issuance
	options, warrants and	warrants and rights	under equity
	rights		compensation plans
(excluding securities
reflected in column
(a))

Equity compensation plans approved by security holders	2,515,000	$0.41	2,485,000

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,515,000	$0.41	2,485,000

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

Item 14. Principal Accountant Fees and Services

          The following sets forth fees we incurred for services provided by MaloneBailey, LLP for the years ended December 31, 2010 and 2009, our independent registered public accountants at those year ends.

	Audit Fees	Audit Related	Tax Fees
		Fees

2010	$74,000	--	-
2009	$79,000	--	-

          Our Board of Directors believes that the provision of the services during the years ended December 31, 2010 and December 31, 2009 is compatible with maintaining the independence of MaloneBailey, LLP. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by MaloneBailey, LLP included under the caption Audit Fees include services rendered for the audit of our annual consolidated financial statements, the review of our quarterly financial reports, the issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission.

Item 15 – Exhibits:

Exhibit	Description

2.0

Second Amended Joint Plan of Reorganization Proposed by Couba Operating Company, American Natural Energy Corporation and Gothic Resources Inc. filed in the United States Bankruptcy Court, Western District of Oklahoma. Case No. 00-11837-W (Chapter 11)(4)

2.1	Order Confirming Plan, filed November 16, 2001 with U.S. Bankruptcy

Exhibit	Description

Court, Western District of Oklahoma(1)

3.1	Certificate of Incorporation of American Natural Energy Corporation(1)

3.2	Certificate of Amendment filed March 23, 2001(1)

3.3	Certificate of Amendment filed December 20, 2001(1)

3.4	Amended Certificate of Incorporation filed June 30, 2005.(5)

3.4	By-laws, as amended through September 13, 2004(5)

10.1	2001 Stock Incentive Plan(1)

10.2	Assignment, Conveyance and Bill of Sale from Dune Energy Inc to American Natural Energy Corporation dated August 4, 2009 (11)

10.3	Assignment, Conveyance and Bill of Sale from American Natural Energy Corporation to Dune Energy Inc dated August 4, 2009 (11)

10.8	Participation Agreement dated March 8, 2006 between the Registrant and Seismic Exchange, Inc.(9)

14.1	Code of Ethics(4)

21.0	Subsidiaries of the Registrant as of December 31, 2005:

Name	State or Jurisdiction of Incorporation
Gothic Resources, Inc.	Canada Business Corporations Act
Couba Operating Company	Oklahoma

23.1	Consent of Summa Engineering (11)

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a- 14(a)(11)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(11)

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(11)

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(11)

99.1	Summa Engineering Inc. Report of American Natural Energy Corporation Reserve at December 31, 2010 (11)

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
(7) Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.
(8) Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for October 19, 2005.
(9) Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for March 8, 2006.
(10) Filed with this Annual Report on Form 10-KSB for the year ended December 31, 2005.
(11)Filed with this Annual Report on Form 10-K for the year ended December 31, 2010.

American Natural Energy Corporation

Consolidated Financial Statements
December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Natural Energy Corporation Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of American Natural Energy Corporation (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Natural Energy Corporation at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America..

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company incurred a net loss in 2010 and has a working capital deficiency and an accumulated deficit at December 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
Houston, Texas
www.malonebailey.com
March 31, 2011

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	$	$
ASSETS
Current assets:
Cash and cash equivalents	8,658	142,488
Accounts receivable – joint interest billing	77,816	88,439
Accounts receivable – oil and gas sales	153,745	322,059
Prepaid expenses and other	108,064	156,747
Oil inventory	20,779	12,815
Total current assets	369,062	722,548
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $21,241,298 and $20,637,643 respectively (Note 3)	15,994,561	17,581,389
Unproved oil and natural gas properties	352,554	144,602
Equipment and other fixed assets, net of accumulated depreciation of $1,103,461 and $1,075,860 (Note 4)	74,770	102,371
Other deferred costs	15,000	-

Total assets	16,805,947	18,550,910

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	2,089,119	1,913,645
Revenue payable	3,288,180	3,103,090
Accrued interest	18,072	-
Insurance note payable	68,028	55,001
Notes payable – related parties	161,062	234,383
Notes payable (Note 6)	1,248,247	1,455,677
Taxes due on dissolution of subsidiary (Note 11)	65,252	125,252
Total current liabilities	6,937,960	6,887,048
Asset retirement obligation (Note 5)	2,023,780	2,674,003

Total liabilities	8,961,740	9,561,051
Commitments and contingencies (Notes 11)
Stockholders’ equity (deficit):
Common stock ( Note 8) Authorized – 250,000,000 shares with par value of $0.001 13,430,608 and 13,398,108 shares issued and outstanding respectively	13,431	13,398
Additional paid-in capital	23,112,711	22,783,144
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(19,322,589)	(17,260,444)
Accumulated other comprehensive income	4,040,654	3,453,761
Total stockholders’ equity (deficit)	7,844,207	8,989,859
Total liabilities and stockholders’ equity (deficit)	16,805,947	18,550,910

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
	$	$
Revenues:
Oil and gas sales	2,523,730	1,054,390
Operations income	54,802	29,024

	2,578,532	1,083,414

Expenses:
Lease operating expense	890,306	760,147
Production taxes	132,552	24,993
General and administrative	1,608,606	1,465,332
Foreign exchange loss	586,893	1,687,029
Interest and bank charges	510,692	591,189
Related party interest	-	16,148
Depreciation, depletion, and amortization - oil and gas
properties	603,655	230,595
Accretion of asset retirement obligation	280,372	225,896
Depreciation and amortization – other assets	27,601	119,432
Gain on settlement of notes payable	-	(10,042)
Write-down of inventory to market	-	14,012
Gain on extinguishment of debt and exchange of properties	-	(27,994,215)

Total (income) expenses	4,640,677	(22,869,484)

Net income (loss)	(2,062,145)	23,952,898

Other comprehensive income (loss):
Foreign exchange translation gain	586,893	1,687,029

Other comprehensive income	586,893	1,687,029

Comprehensive income (loss)	(1,475,252)	25,639,927

Net income (loss) per share – basic and diluted	(0.15)	2.74

Weighted average number of shares outstanding – basic and diluted	13,430,252	8,729,565

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Accumu-
					lated other	Total
					compre-	stock-
			Additional	Accumu-	hensive	holders’
	Common stock		paid-in	lated	income	equity
	Shares	Amount	capital	deficit		(Deficit)
		$	$	$	$	$

Balance - December 31, 2008	5,299,767	5,299	20,368,924	(41,213,342)	1,766,732	(19,072,387)

Shares issued to settle debt	106,000	106	10,494	-	-	10,600
Shares issued related to debt	160,000	160	42,425	-	-	42,585
Shares issued for private placement	6,666,667	6,667	1,993,333	-	-	2,000,000
Shares issued for repurchase of debentures	1,165,674	1,166	348,536	-	-	349,702
Private placement costs	-	-	(96,839)	-	-	(96,839)
Stock option compensation expense	-	-	116,271	-	-	116,271
Foreign exchange translation gain	-	-	-	-	1,687,029	1,687,029
Net income	-	-	-	23,952,898	-	23,952,898

Balance - December 31, 2009	13,398,108	13,398	22,783,144	(17,260,444)	3,453,761	8,989,859

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (cont.)

					Accumu-
					lated other	Total
					compre-	stock-
			Additional	Accumu-	hensive	holders’
	Common stock		paid-in	lated	income	equity
	Shares	Amount	capital	deficit		(Deficit)
		$	$	$	$	$

Balance - December 31, 2009	13,398,108	13,398	22,783,144	(17,260,444)	3,453,761	8,989,859

Shares issued acquisition WIO rights	32,500	33	22,092	-	-	22,125
Stock option compensation expense	-	-	307,475	-	-	307,475
Foreign exchange translation gain	-	-	-	-	586,893	586,893
Net loss	-	-	-	(2,062,145)	-	(2,062,145)

Balance - December 31, 2010	13,430,608	13,431	23,112,711	(19,322,589)	4,040,654	7,844,207

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows

	December 31, 2010	December 31, 2009
	$	$
Cash flows from operating activities:
Net income (loss)	(2,062,145)	23,952,898
Non cash items:
Depreciation, depletion and amortization	631,256	350,027
Accretion of asset retirement obligation	280,372	225,896
Foreign exchange (gain) loss	586,893	1,687,029
Noncash compensation expense	307,475	116,271
Amortization of debt discount	346,343	-
Gain on settlement of notes payable	-	(10,042)
Write-down of inventory to market	-	14,012
Gain on extinguishment of debt and exchange of properties	-	(27,994,215)
Changes in working capital items:
Accounts receivable	157,545	(240,462)
Oil inventory	(7,452)	(12,262)
Prepaid expenses	155,373	20,203
Accounts payable, revenues payable and accrued liabilities	318,639	1,029,410

Net cash provided by (used in) operating activities	714,299	(861,235)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(334,887)	(968,919)

Net cash used in investing activities	(334,887)	(968,919)

Cash flows from financing activities:
Payment of notes payable – related party	(599,558)	(260,852)
Payment of notes payable	(229,304)	(1,366,874)
Proceeds from issuance of notes payable	-	1,573,045
Proceeds from issuance of notes payable-related party	330,620	68,000
Financing costs	(15,000)	(96,839)
Proceeds from issuance of common stock for private placement	-	2,000,000

Net cash provided by (used in) financing activities	(513,242)	1,916,480

Increase (decrease) in cash and cash equivalents	(133,830)	86,326

Cash and cash equivalents beginning of period	142,488	56,162

Cash and cash equivalents end of period	8,658	142,488

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows (continued)

	December 31, 2010	December 31, 2009
	$	$
Supplemental disclosures:

Interest paid	103,055	34,455
Taxes Paid	60,000	15,000
Non cash financing and investing activities:
Prepaid expenses financed	112,364	104,629
Exchange of non-monetary assets	-	13,806,799
Asset retirement obligation addition	-	533,784
Asset retirement obligation revision	(930,595)	(36,718)
Exchange of oil and gas leasehold interests	92,983	-
Offset of JIB Receivable and Note Payable	27,065	-
Reclassification of JIB unbilled	-	(216,413)
Stock issued to settle debt	-	10,600
Stock issued as partial payment for purchase of third party working interest	22,125	-
Discount on notes payable	108,141	238,202

The accompanying notes are an integral part of these consolidated financial statements.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

1	Basis of presentation and summary of significant accounting policies

Description of company

American Natural Energy Corporation (“ANEC”) is an oil and natural gas exploration and production company engaged in the acquisition, exploration and development of oil and natural gas properties for the production of crude oil and natural gas. ANEC’s properties are located in Louisiana.

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

Consolidation

The consolidated financial statements include the accounts of ANEC and its wholly-owned subsidiary Gothic (collectively, the “Company”). All significant intercompany accounts and transactions are eliminated in consolidation.

The consolidated financial statements contained herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which differ in certain respects from accounting principles generally accepted in Canada.

Cash and cash equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at time of acquisition. Cash and cash equivalents are deposited with three institutions and the balance at either institution does not exceed the federally insured limits at December 31, 2010. While balances may periodically exceed the federal depository insurance limit, the Company has not experienced any losses on deposits.

Allowance for Doubtful Accounts

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. There is no significant allowance for doubtful accounts as of December 31, 2010 or 2009.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

The capitalized costs are assessed quarterly to determine whether it is likely such costs will be recovered in the future. To the extent there are costs which are unlikely to be recovered in the future, they are written off as impairment to the carrying value of oil and gas properties. There was no impairment recorded in 2010 or 2009.

In certain instances, the Company may capitalize interest on the cost of unevaluated oil and natural gas properties excluded from amortization, based on the Company's weighted average cost of borrowings used to finance the expenditures. For the years ended December 31, 2010 and 2009, the Company did not capitalize any interest to its unevaluated properties.

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
December 31, 2010 and 2009

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

Revenue recognition

Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company's share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company's entitled share and the overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Imbalances at December 31, 2010 and 2009 were insignificant. The Company's policy is to expense the pro-rata share of lease operating costs from all wells as incurred.

The Company’s oil production is sold under market sensitive or spot price contracts. Oil sales to Texon L.P. of $2,464,419 and $1,054,390 in 2010 and 2009, respectively, accounted for 98% and 100% of total oil and gas sales. The Company’s accounts receivable are primarily due from exploration and production companies which own an interest in the properties the Company operates and from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company’s exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions.

Operations income represents charges billed to non-operator working interest owners who own a working interest in the wells in which the Company serves as operator. The income is recognized in the month in which oil and gas is produced.

Asset retirement obligations

Effective January 1, 2003, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410-20, Accounting for Asset Retirement Obligations. This statement applies to obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction and development of the assets. ASC 410-20 requires that the fair value of a liability for a retirement obligation be recognized in the period in which the liability is incurred. For oil and gas properties, this is the period in which an oil or gas well is acquired or drilled. The asset retirement obligation is capitalized as part of the carrying amount of our oil and gas

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

properties at its discounted fair value. The liability is then accreted each period until the liability is settled or the well is sold, at which time the liability is reversed.

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

Comprehensive income (loss)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as a component of comprehensive income (loss) in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The Company had other comprehensive income of $586,893 and $1,687,029 for 2010 and 2009 respectively as a result of foreign exchange translation gains and losses. As of December 31, 2010 and 2009, accumulated other comprehensive income (loss) was comprised solely of foreign currency translation gains.

Stock-based compensation

During 2010, the Company recognized compensation costs of $307,475 related to stock options issued November 30, 2010.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

There were 2,050,000 stock options issued November 30, 2010. At December 31, 2010, there were 919,375 options outstanding and exercisable with a weighted average exercise price of $0.57. The weighted average remaining contractual term for these options at December 31, 2010 was 4.50 years. These options had no intrinsic value at December 31, 2010.

New pronouncements

In January 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-03 Oil and Gas Estimations and Disclosures (ASU 2010-03). This update aligns the current oil and natural gas reserve estimation and disclosure requirements of the Extractive Industries Oil and Gas topic of the FASB ASC (Topic 932) with the changes required by the SEC final rule ASC 2010-03, as discussed above. ASU 2010-03 expands the disclosures required for equity method investments, revises the definition of oil and natural gas-producing activities to include nontraditional resources in reserves unless not intended to be upgraded into synthetic oil or natural gas, amends the definition of proved oil and natural gas reserves to require 12-month average pricing in estimating reserves, amends and adds definitions in the Master Glossary that is used in estimating proved oil and natural gas quantities and provides guidance on geographic area with respect to disclosure of information about significant reserves. ASU 2010-03 must be applied prospectively as a change in accounting principle that is inseparable from a change in accounting estimate and is effective for entities with annual reporting periods ending on or after a change in accounting estimate and is effective for entities with annual reporting periods ending on or after December 31, 2009. The impact on the Company’s operating results, financial position and cash flows has been recorded in the financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06). This update provides amendments to Subtopic 820-10 and requires new disclosures for 1) significant transfers in and out of Level 1 and Level 2 and the reasons for such transfers and 2) activity in Level 3 fair value measurements to show separate information about purchases, sales, issuances and settlements. In addition, this update amends Subtopic 820-10 to clarify existing disclosures around the disaggregation level of fair value measurements and disclosures for the valuation techniques and inputs utilized (for Level 2 and Level 3 fair value measurements). The provisions in ASU 2010-06 are applicable to interim and annual reporting periods beginning subsequent to December 15, 2009, with the exception of Level 3 disclosures of purchases, sales, issuances and settlements, which will be required in reporting periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not impact the Company's operating results, financial position or cash flows, but did impact the Company's disclosures on fair value measurements. See Note 14, “Fair Value Measurements."

In April 2010, the FASB issued ASU No. 2010-12, Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (ASU 2010-12). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act (signed March 30, 2010) and the Patient Protection and Affordable Care Act (signed March 23, 2010). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to view the two Acts together for accounting purposes. The adoption of ASU 2010-12 did not impact the Company's operating results, financial position, cash flows or disclosures.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statements balances have been made to conform to current reporting practices.

2	Going Concern

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company recorded a net loss of $2,062,145 in 2010. The Company has a working capital deficiency and an accumulated deficit at December 31, 2010 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

As part of the transactions with Dune Energy on August 4, 2009, the Company acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field and assumed operations of the Bayou Couba field. As part of the consideration in exchange, the Company assigned to Dune a portion of certain deep leasehold rights it held. The fair value of the assets acquired was $13,806,799. (Note 16)

In December 2009 the Company completed 8 agreements for the purchase of 5.875% of the working interest in the Company’s Bayou Couba field. Each agreement provided for the purchase of all interests held by the selling party and was for a collective purchase price of approximately $175,000 which included cash of $161,000, netting outstanding joint interest billings of $34,000 against revenues owed of $20,000, and the issuance of 325,000 shares of the common shares of the Company.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On December 31, 2009 the Company completed the purchase of 93.4% of the Couba Operating Company Liquidation Agent overriding royalty interest for approximately $315,000. The acquisition of this burden amounted to a 2.547% overriding royalty interest on all of the Company’s current and future producing properties.

4	Equipment and other fixed assets

The carrying value of equipment and other fixed assets as of December 31, 2010 and 2009 included the following components:

	2010	2009
	$	$

Computer, office furniture and equipment	163,060	163,060
Leasehold improvements	5,520	5,520
Barges and field equipment	802,014	802,014
Gas gathering and production facility expansion	207,637	207,637

	1,178,231	1,178,231

Less: Accumulated depreciation	(1,103,461)	(1,075,860)

	74,770	102,371

5	Asset retirement obligations

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations during 2010 and 2009 are shown below.

	For the years ended December 31,
	2010	2009
	$	$
Asset retirement obligations, January 1	2,674,003	1,951,041
Additions and revisions	(930,595)	497,066
Settlements and disposals	-	-
Accretion expense	280,372	225,896

Asset retirement obligations, December 31	2,023,780	2,674,003

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The revision in 2010 of $930,595 is due to a change in the plug and abandon timing. The addition in 2009 of $497,066 includes a $36,718 reduction due to change in the plug and abandon timing and $533,784 addition due to change in the working interest after settlement on debt owed to Dune Energy, see Note 8, and purchase of working interests from other interest owners in the Bayou Couba field.

6	Notes payable and long-term debt

Notes payable and long-term debt as of December 31, 2010 and 2009 consisted of the following:

	2010	2009
	$	$
Accounts payable refinanced as notes payable	19,930	75,217
Note payable – Citizens Bank of Oklahoma	448,255	500,000
Note payable – Bank of Oklahoma	250,000	250,000
Note payable – Dune Energy (Note 7)	157,017	300,000
Note payable – Leede Financial	373,045	373,045
Discount on Leede note	-	(42,585)
Total third-party notes payable and long-term debt	1,248,247	1,455,677

Note payable – TPC Energy	139,334	430,000
Discount on TPC Note	-	(195,617)
Note payable - Other	21,728	-

Total related party notes payable and long-term debt	161,062	234,383

Total notes payable and long-term debt	1,409,309	1,690,060
Less: Current portion	(1,409,309)	(1,690,060)

Total notes payable and long-term debt, net of current portion	-	-

On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable and on March 31, 2010 a payment agreement was signed. As of December 31, 2010 $19,930 is outstanding and $6,643 is past due.

On September 10, 2009, the Company entered into a $500,000 unsecured short-term note with interest at the rate of 6% per annum with Citizens Bank of Oklahoma. All accrued interest is payable monthly and the maturity date of the loan is April 30, 2011. Proceeds of $475,500 from the note were paid to the Company and the remaining proceeds of $24,500 were used to pay off a prior note with Citizens Bank of Oklahoma. Payments of $51,745 were made during the year ended December 31, 2010. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

On September 2, 2009, the Company entered into a $250,000 unsecured short-term note with a variable interest rate with Bank of Oklahoma. The note was paid in full on February 17, 2011. See additional details in Note 15.

On January 20, 2010, the Company and TPC Energy entered into a note payable whereas TPC Energy agrees to advance up to $210,000 in addition to the $450,000 note issued during fiscal year 2009. Interest on the note accrues at 10% per annum and is payable monthly. Principal payments are to be paid monthly commencing March 31, 2010 at a rate of 75% of the net cash flow received from production of the recompleted DSCI 111 well. The Company agreed it will not encumber or sell its interest in this well as long as the principal balance is unpaid. Upon payout of the principal and interest, the Company shall assign 25% interest in this well to TPC Energy. In January 2010, the Company borrowed $208,892 from TPC Energy. Based on the relative fair value of the well, a discount on the note of $108,141 was recorded. The discount will be amortized over the life of the loan using the effective interest rate method. In June 2010, the Company borrowed $100,000 from TPC Energy with an interest rate of 10% per annum. Principal and interest was due on December 31, 2010. During the year ended December 31, 2010, the Company paid a total of $599,558 to TPC Energy. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of December 31, 2010 and December 31, 2009.

On December 23, 2009, the Company entered into a $373,045 unsecured short-term note with Leede Financial with an interest rate of 12% per annum. The maturity date of the note has been extended to March 31, 2011. Due to the unsecured nature of the note, Leede Financial received a bonus of 160,000 shares of the Company’s common shares at a deemed price of US$0.30 per share. A discount on the note of $42,585 was recorded based on the relative fair value of the common shares issued. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

7	Convertible debentures

On August 4, 2009, the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company and paid Dune $1.0 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The second installment has not been paid yet at the time of the Form 10-K filing. The interests acquired from Dune were fair valued at $13.8 million based on the present value of the future cash flows of the proved reserves discounted at 10 percent. The certain deep rights assigned to Dune is unproved property with zero book value. The gain on the settlement of the debenture and exchange of properties with Dune was $24.86 million.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company re-purchased its remaining outstanding 8% Secured Debenture debt totalling $2.93 million and an additional $821,000 of accrued interest with various holders with the payment of $256,000 and the issuance of 1.17 million shares of its common stock at a fair market price of US$0.30 per share. The issuance of the shares occurred during the third quarter of 2009. The gain on the settlement of the debenture was $3.14 million.

8	Common stock

In March 2009, the Company granted 106,000 common shares as payment for an outstanding invoice in the amount of $10,600. The fair value of the shares was $0.30 cents per share for a total of $10,600. No gain or loss was recognized in this transaction.

In June and July 2009, the Company granted 1,165,674 common shares of the Company’s common stock which were issued at a fair value of $0.30 per share for partial retirement of the Company’s 8% Secured Debentures.

In December 2009, the Company granted 160,000 common shares to a group of lenders as a share bonus for the bridge loan related to the acquisition of the ORI. The relative fair value of these shares of $42,585 was recorded as a discount on the bridge loan.

During 2009, the Company issued 6,666,667 common shares through a Private Placement at a price of $0.30 per share for total proceeds of $2.0 million. Private placement costs of $96,839 were recorded as a reduction to additional paid-in capital.

During the first quarter of 2010, 32,500 common shares were issued for a total value of $22,125 for the acquisition of various working interests.

The Company obtained the required stockholder and other approvals to file the necessary corporate and other documents to effect a one-for-ten reverse split of its outstanding shares of common stock. The reverse split and resulting amendment to the Company’s Articles of Incorporation became effective at the close of business on October 26, 2010 and the Company’s outstanding shares of common stock was reduced to approximately 13,430,608 from 134,306,080 shares.

9	Options

The Company adopted the 2001 Stock Incentive Plan during the year ended December 31, 2001. For options granted under the plan, the option price shall not be less than the discounted market price, as allowed by the TSX Venture Exchange, on the grant date. The expiration date for each option will be set by the board at the time of issue of the option and cannot be more than 5 years after the grant date. The maximum number of shares that may be issued pursuant to options granted under the plan will be 3,000,000 shares or such additional amount as may be approved from time to time by the shareholders of the Company. The number of shares issuable to any one optionee under the plan cannot exceed 5% of the total number of issued and outstanding shares on a non-diluted basis. The number of shares that can be issued under the plan within a one year period, in aggregate, shall not exceed 20% of the then outstanding options issued under the plan and, to any optionee who is an insider, shall not exceed 5% of the then outstanding options issued under the plan.

Stock option activity for the years ended December 31, 2010 and 2009 is as follows:

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

		Weighted
	Number of	Average
	Options	Exercise price
		$
Outstanding - December 31, 2008	90,000	4.50

Issued	465,000	0.90
Expired	(90,000)	4.50

Outstanding – December 31, 2009	465,000	0.90

Issued	2,050,000	0.30

Outstanding – December 31, 2010	2,515,000	0.41

At December 31, 2010 and 2009, 919,375 and 174,375 options have vested and are exercisable at a weighted average exercise price of $0.57 and $0.90, respectively. The weighted average remaining contractual life of options granted at December 31, 2010 and 2009 is 57 months. There is no intrinsic value for the exercisable stock options at December 31, 2010.

On January 1, 2006, the Company adopted ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of the 2,515,000 stock options granted during 2010 and 2009 totaled $944,617. The stock options granted to employees and directors in 2010 vest at 25% immediately and 12.5% per quarter thereafter and expire five years after the date of grant.

For the year ended December 31, 2010, the Company recognized compensation costs of $307,475 related to stock options granted. At December 31, 2010, there was $490,330 of total unrecognized compensation costs related to non-vested stock options which will be recognized over a weighted average period of approximately 10 months.

The fair value of stock options granted was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

Options Granted in 2010
Expected term, in years	4.25
Risk-Free interest rate	1.47%
Expected volatility	238.81%
Expected Dividend Rate	None

Options Granted in 2009
Expected term, in years	3.25
Risk-Free interest rate	2.38%
Expected volatility	352.71%
Expected Dividend Rate	None

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

10	Warrants

Warrant activity for the years ended December 31, 2010 and 2009 is as follows:

		Weighted
	Number of	Average
	warrants	Exercise price
		$
Outstanding - December 31, 2008	-	-
Issued	538,000	0.50

Outstanding – December 31, 2009	538,000	0.50
Expired	(538,000)	0.50

Outstanding – December 31, 2010	-	-

The Company granted a total of 538,000 warrants on July 28 and July 29, 2009 with an exercise price of $0.50 as a finders’ fee for the common share private placement. The warrants vested immediately and expired on the one year anniversary of the grant date.

11	Commitments and contingencies

The Company rents office space under a long-term operating lease that expires December 2011. At December 31, 2010, the future minimum lease payments required under the operating lease amounted to $96,000 and is to be paid in 2011.

Rent expense on all operating leases amounted to approximately $89,000 and $93,000 in 2010 and 2009, respectively.

With respect to the acquisition of the Company’s Bayou Couba lease acreage, the Company agreed that the Class 7 creditors to the ANEC/Couba Reorganization Plan (the “Plan”) would receive a contingent payable from future production of the properties in the amount of approximately $4.9 million plus interest accruing at 8% per annum commencing January 1, 2002, and would receive payment of 100% of their allowed claims out of an overriding royalty interest in the amount of 3% of the production from existing and new wells on the Bayou Couba Lease. In addition, such claims are to be paid out of a net profits interest granted to the creditors whereby such creditors are allocated 50% of the net profits from production from the workover of wells existing on December 31, 2001 on the Bayou Couba Lease, 15% of the net profits from production from the drilling after December 31, 2001 of new wells on the Bayou Couba Lease and 6% of the net profits from production from the drilling after December 31, 2001 of new wells on a 23.5 square mile area of mutual interest, excluding, however, the Bayou Couba Lease. Upon payment of their allowed claims, inclusive of interest, such royalty and net profits interests is eliminated. The Company is accounting for any contingent purchase price payments to the Class 7 creditors as additions to the full cost pool as production occurs. The Company holds 93.4% of the Class 7 claims.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

On January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic Resources Inc. ("Gothic"). In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic have been reviewed by the Canada Customs and Revenue Agency (“CRA”). The CRA has assessed Gothic $190,000 (Cdn$187,000) in additional taxes and interest based on the review of such returns. Approximately $65,000 remains unpaid at December 31, 2010.

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

As part of the Private Placement of common shares during 2009, Steven P. Ensz, an officer and director of the Company and Brian Bayley, a director of the Company each purchased 250,000 shares at the issue price of US $0.30 per share for a total of US $150,000.

13	Income taxes

The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

	2010	2009
	$	$
Deferred tax assets
Asset retirement costs	768,227	1,015,052
Foreign exchange loss	1,075,301	852,516
Acquisition, exploration and development costs and related depreciation, depletion and amortization	2,006,167	1,866,432
Contribution carryovers	4,814	4,814
Change in accounting principle	123,894	123,894
Net operating loss carryforwards	3,259,772	2,544,002
Deferred tax asset	7,238,175	6,406,710

Less: Valuation allowance	(7,238,175)	(6,406,710)

Total deferred tax asset (liability)	-	-

The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The differences for the years ended December 31, 2010 and 2009 are summarized as follows:

	2010	2009
	$	$

Federal tax benefit at statutory rate	701,130	(8,143,985)
State taxes, net of federal taxes	86,739	(1,008,966)
Other	(440,457)	(585,353)
Less: valuation allowance	(347,412)	9,738,304

Total provision for income taxes	-	-

As of December 31, 2010, the Company has a net operating loss carry-forward benefit of approximately $10.2 million which is available to reduce future taxable income, if any, through 2030. Management has determined that it is more likely than not that the benefit of the deferred tax asset will not be realized and thus has provided a 100% valuation allowance against the deferred tax asset. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carry-forward which can be utilized.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

As required by ASC 820, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by ASC 820 pricing levels as of December 31, 2009. There was no fair value measurement for 2010 related to this transaction, since this was a one-time transaction that occurred in 2009.

	Fair value measurement
	Level 1	Level 2	Level 3	Total
Proved Properties	-	-	13,806,799	13,806,799
Total	-	-	13,806,799	13,806,799

15	Subsequent Events

Pursuant to FASB ASC 855, the Company evaluated all events or transactions that occurred from January 1, 2011 through March 31, 2011, the date of issuance of the audited consolidated financial statements. During this period we did not have any material recognizable subsequent events, except as disclosed below:

On February 17, 2011, the Company entered into a $500,000 unsecured short-term note with interest at the rate of 10% per annum with Michael Paulk and Steven Ensz, officers and directors of the Company. All accrued interest is payable monthly and the maturity date of the loan is February 15, 2012. Proceeds of from the note were used to pay the outstanding obligation to Bank of Oklahoma and the balance for working capital.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

16	Disclosures About Oil and Gas Producing Activities (Unaudited)

Net Capitalized Costs

The following summarizes net capitalized costs as of December 31, 2010 and 2009.

	$	$
Oil and gas properties
Proved	37,235,859	38,219,032
Unproved	352,554	144,602
Total	37,588,413	38,363,634

Less accumulated depreciation, depletion and amortization and impairment	(21,241,298)	(20,637,643)

Net capitalized costs	16,347,115	17,725,991

Unproved Property Costs

The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2010 and 2009. All costs represent investment in unproved property in Louisiana and will be evaluated over several years as the properties are explored.

	2010	2009	Prior Years	Total
	$	$	$	$

Property acquisition costs	207,952	40,223	(1,324,831)	(1,076,656)
Capitalized interest	-	-	1,429,210	1,429,210

	207,952	40,223	104,379	352,554

Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	2010	2009
	$	$

Development costs	334,887	473,981
Exploration costs	-	-
Acquisition costs
Proved	-	494,938
Unproved	-	-

	334,887	968,919

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Results of Operations from Oil and Gas Producing Activities

The Company’s results of operations from oil and gas producing activities are presented below for the years 2010 and 2009. The following table includes revenues and expenses associated directly with the Company’s oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

	2010	2009
	$	$
Oil and gas sales	2,523,730	1,054,390
Operations income	54,802	29,024
Lease operating expenses	(890,307)	(760,147)
Production taxes	(132,552)	(24,993)
Depreciation, depletion and amortization	(911,628)	(466,803)

Results of operations from oil and gas activities, excluding corporate overhead and interest costs	644,045	(168,529)

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

December 31, 2010

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	1,375.52	-	1,375.52
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	144.67	11.59	146.60
Production	(31.53)	(11.59)	(33.46)
Sale of reserves in place	-	-	-
Purchase of reserves in place	-	-	-

Proved reserves, end of period	1,488.66	-	1,488.66

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Proved developed reserves:
Beginning of period	103.07	0.00	103.07

End of period	75.32	-	75.32

December 31, 2009

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	360.07	268.84	404.88
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	495.17	(268.84)	450.37
Production	(15.97)	(0.00)	(15.97)
Sale of reserves in place	-	-	-
Purchase of reserves in place	536.25	-	536.25

Proved reserves, end of period	1,375.52	-	1,375.52

Proved developed reserves:
Beginning of period	31.56	1.22	31.76

End of period	103.07	0.00	103.07

The Company has recognized positive revisions in the years ended December 31, 2010 and December 31, 2009. The positive revisions of 146.60 Mbble in 2010 and 450.37 Mbble in 2009 were due to positive price revisions.

Standardized Measure of Discounted Future Net Cash Flows (unaudited)

FASB ASC 932, Disclosures About Oil and Gas Producing Activities, ("ASC 932") prescribes guidelines for computing the standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows from oil and gas reserves use the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period. Future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2010 and December 31, 2009 were $77.54 and $58.83 per barrel for oil, respectively. There were no gas reserves at December 31, 2010 or December 31, 2009. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in ASC 932:

	December 31,
	2010	2009
	$	$
Future cash inflows	115,430,820	80,922,056
Future development costs	(9,479,971)	(8,398,132)
Future production costs	(33,923,506)	(31,786,535)

Net future cash flows	72,027,343	40,737,389
Less effect of a 10% discount factor	(25,317,607)	(15,907,262)

Standardized measure of discounted future net cash flows	46,709,736	24,830,127

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	December 31,
	2010	2009
	$	$
Standardized measure, beginning of period	24,830,127	3,999,973
Sales of oil and gas produced, net of production costs	(1,500,872)	(269,249)
Development costs incurred	334,886	633,321
Changes in future development costs	(1,173,713)	(6,138,259)
Revisions of previous quantity estimates	4,966,233	5,642,612
Net change due to extensions and discoveries	-	-
Net change in prices and production costs	15,706,648	(335,516)
Changes in production rate	(674,412)	(50,032)
Purchases of properties	-	15,797,354
Accretion of discount	4,974,809	2,922,803
Other	(753,970)	2,627,120

Standardized measure, end of period	46,709,736	24,830,127

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

Signature	Title	Date

/s/ Michael K. Paulk	President (Principal	March 31, 2011
Michael K. Paulk	Executive Officer) and Director

/s/ Steven P. Ensz	Director and Principal Financial	March 31, 2011
Steven P. Ensz	and Accounting Officer

/s/ William Grant	Director	March 31, 2011
William Grant

/s/ Ben Shelton	Director	March 31, 2011
Ben Shelton