Form 10-Q
period 2011-06-30
American Natural Energy Corp
filed 2011-08-15
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2011;

or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ______to ______.

Commission File Number 000-18596

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 15, 2011, 13,431,954 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets – June 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations Three Months and Six Months Ended June 30, 2011 and June 30, 2010	4
	Condensed Consolidated Statements of Cash Flows Six Months Ended June 30, 2011 and June 30, 2010	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2011	December 31, 2010
	$	$

ASSETS
Current assets:
Cash and cash equivalents	14,896	8,658
Accounts receivable – joint interest billing	97,578	77,816
Accounts receivable – oil and gas sales	188,499	153,745
Prepaid expenses and other	51,510	108,064
Oil inventory	24,416	20,779
Total current assets	376,899	369,062
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $21,439,273 and $21,241,298	16,038,941	15,994,561
Unproved oil and natural gas properties	427,154	352,554
Equipment and other fixed assets, net of accumulated depreciation of $1,117,260 and $1,103,461	60,971	74,770
Deferred costs	77,500	15,000
Total assets	16,981,465	16,805,947

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	1,939,492	2,089,119
Revenue payable	3,398,095	3,288,180
Accrued interest	40,393	18,072
Insurance note payable	-	68,028
Notes payable – related parties	706,527	161,062
Note payable (Note 4)	1,030,062	1,248,247
Taxes due on dissolution of subsidiary	55,252	65,252
Total current liabilities	7,169,821	6,937,960

Asset retirement obligation	2,122,230	2,023,780
Total liabilities	9,292,051	8,961,740

Commitments and contingencies

Stockholders' equity :
Common stock (Note 6) Authorized – 250,000,000 shares with par value of $0.001 – 13,431,954 and 13,430,608 shares issued and outstanding respectively	13,432	13,431
Additional paid-in capital	23,299,608	23,112,711
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(19,965,309)	(19,322,589)
Accumulated other comprehensive income	4,341,683	4,040,654
Total stockholders' equity	7,689,414	7,844,207
Total liabilities and stockholders' equity	16,981,465	16,805,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the thee-month and six-month periods ended June 30, 2011 and 2010

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	$	$	$	$
Revenues:
Oil and gas sales	642,028	711,825	1,291,580	1,603,009
Operations income	11,923	13,878	26,042	27,286
	653,951	725,703	1,317,622	1,630,295

Expenses:
Lease operating expense	162,671	219,856	370,814	506,976
Production taxes	23,587	30,001	36,179	66,243
General and administrative	350,949	351,484	826,897	661,783
Foreign exchange (gain) loss	(56,396)	(342,511)	301,029	10,652
Interest and financing costs	39,133	130,250	77,606	369,212
Related party interest	17,018	3,786	37,639	14,128
Depletion, depreciation and amortization – oil and gas properties	90,629	156,967	197,929	396,834
Accretion of asset retirement obligation	41,532	77,005	98,450	144,100
Depreciation and amortization – other assets	6,899	6,900	13,799	13,800

Total expenses	676,022	633,738	1,960,342	2,183,728

Net income (loss)	(22,071)	91,965	(642,720)	(553,433)

Other comprehensive income– net of tax:
Foreign exchange translation	(56,396)	(342,511)	301,029	10,652

Other comprehensive income (loss)	(56,396)	(342,511)	301,029	10,652

Comprehensive loss	(78,467)	(250,546)	(341,691)	(542,781)

Basic and diluted loss per share	(0.00)	0.01	(0.05)	(0.04)

Weighted average number of shares outstanding
Basic	13,431,954	13,430,608	13,431,954	13,429,890
Diluted	13,431,954	13,430,608	13,431,954	13,429,890

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six-month periods ended June 30, 2011 and 2010

	Six months ended June 30,
	2011	2010
	$	$

Cash flows from operating activities:
Net loss	(642,720)	(553,433)
Non cash items:
Depreciation, depletion and amortization	211,728	410,634
Accretion of asset retirement obligation	98,450	144,100
Foreign exchange loss	301,029	10,652
Noncash compensation expense	186,898	75,081
Amortization of debt discount	-	299,452
Changes in working capital items:
Accounts receivable	(59,440)	93,099
Oil inventory	(3,637)	(6,908)
Prepaid expenses and other current assets	(1,022)	95,766
Accounts payable, accrued liabilities and interest	(48,011)	(113,312)

Net cash provided by operating activities	43,275	455,131

Cash flows from investing activities:
Purchase and development of oil and gas properties	(90,107)	(296,538)

Net cash used in investing activities	(90,107)	(296,538)

Cash flows from financing activities:
Payment of notes payable	(337,958)	(223,680)
Payment of notes payable-related party	(160,447)	(362,184)
Proceeds from issuance of notes payable	51,475	-
Proceeds from issuance of notes payable- related party	500,000	330,620

Net cash provided by (used in) financing activities	53,070	(255,244)

Increase (decrease) in cash and cash equivalents	6,238	(96,651)

Cash beginning of period	8,658	142,488

Cash end of period	14,896	45,837

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the six-month periods ended June 30, 2011 and 2010

	Six months ended June 30,
	2011	2010
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	75,087	45,922
Taxes paid	10,000	40,000

Non cash investing and financing activities:
Purchase of working interest through issuance of a note payable (Note 4)	226,847	-
Discount on notes payable	-	108,141
Asset retirement obligation revision	-	91,312
Exchange of oil and gas leasehold interests	-	107,288
Stock issued as partial payment for purchase of third party working interest	-	22,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011 and 2010

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the six-month periods ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2011 are not indicative of the results that may be expected for the full year ending December 31, 2011.

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statements balances have been made to conform to current reporting practices.

Stock-based compensation

As discussed below in Note 7, the Company has a stock-based compensation plan, and effective January 1, 2006, accounts for stock options granted to employees under this plan in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, Share-Based Payment ("ASC 718"). Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the grantee’s requisite service period (generally the vesting period of the equity grant).

2	Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The diluted earnings (loss) per share is determined using the treasury method of shares outstanding as of June 30, 2011. This includes the net of new shares potentially created by unexercised in-the-money options. The method assumes that the proceeds that a company receives from in-the-money options exercised are used to repurchase common shares in the market. The Company had 1,490,000 vested and

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011 and 2010

unexercised employee stock options outstanding as of June 30, 2011, with the outstanding employee stock options excluded from the calculation of diluted earnings per share as they were anti-dilutive.

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $642,720 for the six months ended June 30, 2011 and a net loss of $2,062,145 for the year ended December 31, 2010. The Company has a working capital deficit of $6,792,922 and an accumulated deficit of $19,965,309 at June 30, 2011 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Notes payable and long-term debt as of June 30, 2011 and December 31, 2010 consisted of the following:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011 and 2010

	June 30, 2011	December 31, 2010
	$	$
Accounts payable refinanced as notes payable	-	19,930
Note payable – Citizens Bank of Oklahoma	500,000	448,255
Note payable – Bank of Oklahoma	-	250,000
Note payable – Dune Energy (Note 5)	157,017	157,017
Note payable – Leede Financial	373,045	373,045
Total third-party notes payable and long-term debt	1,030,062	1,248,247

Note payable – TPC Energy	184,799	139,334
Note payable – Mike Paulk	500,000	-
Note payable - Other	21,728	21,728
Total related party notes payable and long-term debt	706,527	161,062

Total notes payable and long-term debt	1,736,589	1,409,309
Less: Current portion	(1,736,589)	(1,409,309)

Total notes payable and long-term debt, net of current portion	-	-

On August 31, 2010, the Company entered into an $112,000 unsecured short-term note with Imperial Credit Corporation with an annual interest rate of 5.44% and ten monthly payments of $11,518. This note was paid in full on June 20, 2011.

On September 2, 2009, the Company entered into a $250,000 unsecured short-term note with a variable interest rate with Bank of Oklahoma. The note was paid in full on February 17, 2011.

In 2009 and 2010, the Company and TPC Energy entered into financing agreements whereas TPC Energy advanced funds required for the recompletion of behind pipe zones in several existing wells. The terms of the financing required the Company to repay the funds advanced out of specified cash flow from the subject wells. Principal and interest at 10% per annum and is payable monthly. Upon payout of the cost of recompleting the wells, the Company assigned a pro-rata 25% working interest in the wells to TPC Energy. Based on the relative fair value of the wells, a discount on the note was recorded with the discount being amortized over the life of the loan using the effective interest rate method. These discounts were fully amortized as of December 31, 2010. During the six months ended June 30, 2011, cash payments totaling $133,535 were also applied to the note which paid the note in full. In June 2010, the Company borrowed $100,000 from TPC Energy with an interest rate of 10% per annum. The principal and interest was repaid during the first quarter of 2011. On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 and lease operating expenses of $22,509 were recorded as a net purchase price adjustment that lowered the note payable balance and during the six months ended June 30, 2011, cash payments totaling $19,540 were also applied to the note which left a remaining balance due of $184,799.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011 and 2010

On December 23, 2009, the Company entered into a $373,045 unsecured short-term note with Leede Financial with an interest rate of 12% per annum. During the three months ended June 30, 2011, the maturity date of the note was extended to September 30, 2011. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

On February 17, 2011, the Company entered into a $500,000 note payable with Mike Paulk, a director of the Company, with an annual interest rate of 10%. Monthly payments may be made; however, all unpaid principal and interest is due and payable on February 15, 2012.

5	Convertible Debentures

On August 4, 2009 the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company valued at $93,000 and paid Dune $1 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The first installment has been paid at the time of the Form 10-Q filing. The second installment has not been paid yet at the time of this Form 10-Q filing. As of June 30, 2011 the balance of the note payable to Dune was approximately $157,000.

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
June 30, 2011 and 2010

grant by the TSX Venture Exchange and 12.5% per quarter thereafter. The Company recognizes stock-based compensation expense over the vesting period of the individual grants.

For the six months ended June 30, 2011, the Company recognized compensation costs of approximately $187,000 related to stock options issued September 8, 2009 and November 30, 2010. At June 30, 2011, there was $319,000 of total unrecognized compensation costs related to non-vested stock options granted on November 30, 2010.

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

At June 30, 2011 there were 2,515,000 options outstanding and 1,490,000 options were exercisable with a weighted average exercise price of $0.41 and $0.49, respectively. The weighted average remaining contractual term for these outstanding and exercisable options at June 30, 2011 was 4.25 and 4 years, respectively. The exercisable options had no intrinsic value at June 30, 2011.

8	Asset Retirement Obligation

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for the six months ended June 30, 2011 is shown below:

For the six months ended
June 30, 2011
Asset retirement obligations, January 1, 2011	2,023,780
Additions and revisions	-
Settlement and disposals	-
Accretion Expense	98,450
Asset retirement obligation, June 30, 2011	2,122,230

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $643,000 for the six months ended June 30, 2011 and a net loss of $2,062,000 for the year ended December 31, 2010. We have a working capital deficiency and an accumulated deficit at June 30, 2011 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

A Comparison of Operating Results For The Three Months Ended June 30, 2011 and June 30, 2010

We recorded a loss of $22,000 during the three months ended June 30, 2011 compared to net income of $92,000 for the three months ended June 30, 2010. During the three months ended June 30, 2011, our revenues were comprised of oil and gas sales totaling $642,000 compared with oil and gas sales of $712,000 during the same period of 2010. Our oil and gas sales for the three months ended June 30, 2011 were lower as a result of a decrease in production which was offset by an increase in oil and gas prices. Our net average daily production for the three month period ended June 30, 2011 decreased by 36% over the same period of the prior year, from 97 net barrels of oil equivalent per day to 62 net barrels of oil equivalent per day. Oil and gas prices increased by 43% for the three month period ended June 30, 2011 over the same period of the prior year. The weighted average price increased from $81.06 per barrel of oil equivalent to $115.76 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $676,000 for the three months ended June 30, 2011 compared to expenses of $634,000 for the three months ended June 30, 2010. Our general and administrative expenses were consistent at $351,000 for the three months ended June 30, 2011 and 2010.

Interest and financing costs decreased for the three months ended June 30, 2011 compared to the same period in 2010 at $56,000 and $134,000 respectively. Interest and financing costs were higher in the second quarter of 2010 due to the amortization of note discounts.

Lease operating expenses of $163,000, production taxes of $24,000 and depletion, depreciation and amortization of $139,000 during the three months ended June 30, 2011 changed from $220,000, $30,000, and $241,000, respectively, during the three months ended June 30, 2010. Lease operating expenses and production taxes were lower for the three months ended June 30, 2011 compared to the same period in 2010 as a result of decreased production. The decrease in depletion, depreciation and amortization charges were also due to decreased production for the three months ended June 30, 2011.

During the three months ended June 30, 2011, we had a foreign exchange gain of $56,000, compared to a $343,000 foreign exchange gain for the three months ended June 30, 2010. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange gain for the three months ended June 30, 2011 was caused by the strengthening of the US dollar against the Canadian dollar.

A Comparison of Operating Results For The Six Months Ended June 30, 2011 and June 30, 2010

We recorded a loss of $643,000 during the six months ended June 30, 2011 compared to a loss of $553,000 for the six months ended June 30, 2010. During the six months ended June 30, 2011, our revenues were comprised of oil and gas sales totaling $1,292,000 compared with oil and gas sales of $1,603,000 during the same period of 2010. Our oil and gas sales for the six months ended June 30, 2011 were lower as a result of a decrease in production which was offset by an increase in oil and gas prices. Our net average daily production for the six month period ended June 30, 2011 decreased by 43% over the same period of the prior year, from 118 net barrels of oil equivalent per day to 67 net barrels of oil equivalent per day. Oil and gas prices increased by 41% for the six month period ended June 30, 2011 over the same period of the prior year. The weighted average price increased from $75.17 per barrel of oil equivalent to $105.81 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $1,960,000 for the six months ended June 30, 2011 compared to expenses of $2,184,000 for the six months ended June 30, 2010. Our general and administrative expenses were $827,000 for the six months ended June 30, 2011 compared to expenses of $662,000 for the same period in 2010. The increase in expense of $165,000 was due to higher stock option expense related to the options that were granted in the fourth quarter of 2010 and an increase in professional fees.

Interest and financing costs decreased for the six months ended June 30, 2011 compared to the same period in 2010 at $115,000 and $383,000 respectively. Interest and financing costs were higher during the first six months of 2010 due to the amortization of note discounts.

Lease operating expenses of $371,000, production taxes of $36,000 and depletion, depreciation and amortization of $310,000 during the six months ended June 30, 2011 changed from $507,000, $66,000, and $555,000, respectively, during the six months ended June 30, 2010. Lease operating expenses and production taxes were lower for the six months ended June 30, 2011 compared to the same period in 2010 as a result of decreased production. The decrease in depletion, depreciation and amortization charges were also due to decreased production for the six months ended June 30, 2011.

During the six months ended June 30, 2011, we had a foreign exchange loss of $301,000, compared to an $11,000 foreign exchange loss for the six months ended June 30, 2010. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange loss for the six months ended June 30, 2011 was caused by the weakening of the US dollar against the Canadian dollar.

Liquidity and Capital Resources

General

To date, our production has not been sufficient to fund our operations and drilling program. At June 30, 2011, we do not have any available borrowing capacity and have negative working capital of approximately $6.8 million.

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

A Comparison of Cash Flow For The Six Months Ended June 30, 2011 and June 30, 2010

Our net cash provided by operating activities was $43,000 for the six months ended June 30, 2011 as compared to net cash provided by operating activities of $455,000 for the six months ended June 30, 2010, a decrease of $412,000. The decrease in net cash provided by operating activities for the six months ended June 30, 2011 was primarily due to a decrease in non-cash items and an increase in accounts receivable. Changes in working capital items had the effect of decreasing cash flows from operating activities by $112,000 during the six months ended June 30, 2011 mainly due to an increase in accounts receivable of $59,000 and a decrease in accounts payable and accrued liabilities of $48,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $69,000 during the six months ended June 30, 2010 due to a decrease in accounts receivable and prepaid expenses of $189,000, partially offset by a decrease in accounts payable and accrued liabilities of $113,000.

We used $90,000 of net cash in investing activities during the six months ended June 30, 2011 compared to net cash used of $297,000 in 2010. The cash used in investing in 2011 and 2010 was for the purchase and development of oil and gas properties.

Our net cash provided by financing activities was $53,000 for the six months ended June 30, 2011 compared to $255,000 of net cash used in financing activities for the same period in 2010. For the six months ended June 30, 2011, net cash inflows from financing activities were a result of the issuance of notes of $500,000 to related parties offset by payments against outstanding notes of $498,000 of which $160,000 was to related parties. During the six months ended June 30, 2010, net cash outflows from financing activities were a result of the issuance of notes payable of $331,000 to related parties offset by payments against outstanding notes of $586,000 of which $362,000 was to related parties.

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

On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. As of March 31, 2010 additional deep rights were assigned to Dune valued at $93,000 and were recorded as a reduction to the note payable. As of June 30, 2011 the balance of the note payable to Dune was $157,000.

We re-purchased our remaining outstanding 8% Secured Debenture debt totaling $2.0 million and an additional $821,000 of accrued interest from various holders with the payment of $256,000 and the issuance of 1.17 million shares of our common stock at a deemed price of $0.30 per share. The issuance of the shares occurred during the third quarter of 2009.

Future Capital Requirements and Resources

At June 30, 2011, we do not have any available borrowing capacity under existing credit facilities and our current assets are $377,000 compared with current liabilities of $7.17 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2011. In addition, we have substantial need for capital to develop our oil and gas prospects. At June 30, 2011, we have no commitments for additional capital to fund drilling activities in 2011.

Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transaction; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future. We expect that any capital expenditures for drilling purposes during 2011 will be funded from the sale of drilling participations and equity capital.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2010, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of August 15, 2011.

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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: August 15, 2011	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer