Form 10-Q
period 2011-09-30
American Natural Energy Corp
filed 2011-11-14
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011;

or

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______.

Commission File Number 0-18596

American Natural Energy Corporation
(Exact name of small business issuer as specified in its charter)

Oklahoma	73-1605215
(State or other jurisdiction of	(I.R.S employer
incorporation of organization)	identification no.)

One Warren Place, 6100 South Yale, Suite 2010, Tulsa, Oklahoma	74136
(Address of principal executive offices)	(zip code)

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

Yes [X]        No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_]        No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]    No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2011, 13,431,954 shares of the Registrant’s Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010	3
	Condensed Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2011 and September 30, 2010	4
	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2011 and September 30, 2010	5
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION
Item 6.	Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2011	December 31, 2010
	$	$

ASSETS
Current assets:
Cash and cash equivalents	23,666	8,658
Accounts receivable – joint interest billing	127,334	77,816
Accounts receivable – oil and gas sales	181,231	153,745
Prepaid expenses and other	121,202	108,064
Oil inventory	26,484	20,779
Total current assets	479,917	369,062
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $21,533,914 and $21,241,298	15,945,265	15,994,561
Unproved oil and natural gas properties	467,954	352,554
Equipment and other fixed assets, net of accumulated depreciation of $1,124,156 and $1,103,461	54,075	74,770
Deferred financing costs	100,000	15,000
Total assets	17,047,211	16,805,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	2,040,677	2,089,119
Revenue payable	3,454,972	3,288,180
Accrued interest	30,212	18,072
Insurance note payable	71,401	68,028
Notes payable – related parties	685,911	161,062
Note payable (Note 4)	999,294	1,248,247
Taxes due on dissolution of subsidiary	45,252	65,252
Total current liabilities	7,327,719	6,937,960

Asset retirement obligation	2,165,096	2,023,780
Total liabilities	9,492,815	8,961,740

Commitments and contingencies

Stockholders’ equity :
Common stock (Note 6)
Authorized – 250,000,000 shares with par value of $0.001 – 13,431,954 and 13,430,608 shares issued and outstanding respectively	13,432	13,431
Additional paid-in capital	23,387,497	23,112,711
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(19,491,287)	(19,322,589)
Accumulated other comprehensive income	3,644,754	4,040,654
Total stockholders’ equity	7,554,396	7,844,207
Total liabilities and stockholders’ equity	17,047,211	16,805,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the thee-month and nine-month periods ended September 30, 2011 and 2010

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	$	$	$	$
Revenues:
Oil and gas sales	595,185	595,494	1,886,765	2,198,502
Operations income	11,922	13,397	37,964	40,683
	607,107	608,891	1,924,729	2,239,185

Expenses:
Lease operating expense	238,179	169,814	608,993	676,787
Production taxes	21,134	36,884	57,313	103,128
General and administrative	365,561	368,279	1,192,388	1,030,062
Foreign exchange (gain) loss	(696,929)	221,448	(395,900)	232,100
Interest and financing costs	42,007	64,022	119,683	432,964
Related party interest	17,421	7,567	55,060	21,965
Depletion, depreciation and amortization – oil and gas properties	95,949	134,593	293,878	531,428
Accretion of asset retirement obligation	42,866	74,772	141,316	218,872
Depreciation and amortization – other assets	6,897	6,900	20,696	20,700

Total expenses	133,085	1,084,279	2,093,427	3,268,006

Net income (loss)	474,022	(475,388)	(168,698)	(1,028,821)

Other comprehensive income– net of tax:
Foreign exchange translation	(696,929)	221,448	(395,900)	232,100

Other comprehensive (income) loss	(696,929)	221,448	(395,900)	232,100

Comprehensive loss	(222,907)	(253,940)	(564,598)	(796,721)

Basic and diluted income (loss) per share	0.04	(0.04)	(0.01)	(0.08)
Weighted average number of shares outstanding
Basic	13,431,954	13,430,608	13,431,954	13,430,132
Diluted	13,431,954	13,430,608	13,431,954	13,430,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine-month periods ended September 30, 2011 and 2010

	Nine months ended September 30,
	2011	2010
	$	$

Cash flows from operating activities:
Net loss	(168,698)	(1,028,821)
Non cash items:
Depreciation, depletion and amortization	314,574	552,128
Accretion of asset retirement obligation	141,316	218,872
Foreign exchange loss (gain)	(395,900)	232,100
Noncash compensation expense	274,787	112,859
Amortization of debt discount	-	336,965
Changes in working capital items:
Accounts receivable	(77,004)	184,352
Oil inventory	(5,705)	(11,772)
Prepaid expenses and other current assets	(13,138)	12,259
Accounts payable, accrued liabilities and interest	88,289	(77,404)

Net cash provided by operating activities	158,521	531,538

Cash flows from investing activities:
Purchase and development of oil and gas properties	(131,872)	(312,788)

Net cash used in investing activities	(131,872)	(312,788)

Cash flows from financing activities:
Payment of notes payable	(371,448)	(158,390)
Payment of notes payable-related party	(181,062)	(585,672)
Proceeds from issuance of notes payable	125,869	114,863
Proceeds from issuance of notes payable- related party	500,000	330,620
Payment of deferred financing costs	(85,000)	(22,627)

Net cash provided by (used in) financing activities	(11,641)	(321,206)

Increase (decrease) in cash and cash equivalents	15,008	(102,456)

Cash beginning of period	8,658	142,488

Cash end of period	23,666	40,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the nine-month periods ended September 30, 2011 and 2010

	Nine months ended September 30,
	2011	2010
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	129,398	72,092
Taxes paid	20,000	50,000

Non cash investing and financing activities:
Purchase of working interest through issuance of a note payable (Note 4)	226,847	-
Discount on notes payable	-	108,141
Asset retirement obligation revision	-	91,312
Exchange of oil and gas leasehold interests	-	107,288
Offset of JIB Receivable and Note Payable		13,178
Stock issued as partial payment for purchase of third party working interest	-	22,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2011 and 2010

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the nine-month periods ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2011 are not indicative of the results that may be expected for the full year ending December 31, 2011.

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

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The diluted earnings (loss) per share is determined using the treasury method of shares outstanding as of September 30, 2011. This includes the net of new shares potentially created by unexercised in-the- money options. The method assumes that the proceeds that a company receives from in-the-money options exercised are used to repurchase common shares in the market. The Company had 1,746,250 vested and unexercised employee stock options outstanding as of September 30, 2011, with the outstanding employee stock options excluded from the calculation of diluted earnings per share as they were anti-dilutive.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2011 and 2010

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $168,698 for the nine months ended September 30, 2011 and a net loss of $2,062,145 for the year ended December 31, 2010. The Company has a working capital deficit of $6,847,802 and an accumulated deficit of $19,491,287 at September 30, 2011 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Notes payable and long-term debt as of September 30, 2011 and December 31, 2010 consisted of the following:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2011 and 2010

	September 30, 2011	December 31, 2010
	$	$
Accounts payable refinanced as notes payable	-	19,930
Note payable – Citizens Bank of Oklahoma	469,232	448,255
Note payable – Bank of Oklahoma	-	250,000
Note payable – Dune Energy (Note 5)	157,017	157,017
Note payable – Leede Financial	373,045	373,045
Total third-party notes payable and long-term debt	999,294	1,248,247

Note payable – TPC Energy	164,183	139,334
Note payable – Mike Paulk	500,000	-
Note payable - Other	21,728	21,728
Total related party notes payable and long-term debt	685,911	161,062

Total notes payable and long-term debt	1,685,205	1,409,309
Less: Current portion	(1,685,205)	(1,409,309)

Total notes payable and long-term debt, net of current portion	-	-

On August 23, 2011, the Company entered into a $79,000 unsecured short-term note with Imperial Credit Corporation with an annual interest rate of 6.07% and ten monthly payments of $8,133.

On September 2, 2009, the Company entered into a $250,000 unsecured short-term note with a variable interest rate with Bank of Oklahoma. The note was paid in full on February 17, 2011.

In 2009 and 2010, the Company and TPC Energy entered into financing agreements whereas TPC Energy advanced funds required for the recompletion of behind pipe zones in several existing wells. The terms of the financing required the Company to repay the funds advanced out of specified cash flow from the subject wells. Principal and interest at 10% per annum and is payable monthly. Upon payout of the cost of recompleting the wells, the Company assigned a pro-rata 25% working interest in the wells to TPC Energy. Based on the relative fair value of the wells, a discount on the note was recorded with the discount being amortized over the life of the loan using the effective interest rate method. These discounts were fully amortized as of December 31, 2010. During the nine months ended September 30, 2011, cash payments totaling $133,535 were also applied to the note which paid the note in full. In June 2010, the Company borrowed $100,000 from TPC Energy with an interest rate of 10% per annum. The principal and interest was repaid during the first quarter of 2011. On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 and lease operating expenses of $22,509 were recorded as a net purchase price adjustment that lowered the note payable balance to $226,847 and during the nine months ended September 30, 2011, cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2011 and 2010

On December 23, 2009, the Company entered into a $373,045 unsecured short-term note with Leede Financial with an interest rate of 12% per annum. The Company evaluated the application of ASC 470- 50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

On February 17, 2011, the Company entered into a $500,000 note payable with Mike Paulk, a director of the Company, with an annual interest rate of 10%. Monthly payments may be made; however, all unpaid principal and interest is due and payable on February 15, 2012.

5	Convertible Debentures

On August 4, 2009 the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune Energy, Inc. (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company valued at $93,000 and paid Dune $1 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The first installment has been paid at the time of the Form 10-Q filing. The second installment has not been paid yet at the time of this Form 10-Q filing. As of September 30, 2011 the balance of the note payable to Dune was approximately $157,000.

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2011 and 2010

For the nine months ended September 30, 2011, the Company recognized compensation costs of approximately $275,000 related to stock options issued September 8, 2009 and November 30, 2010. At September 30, 2011, there was $238,000 of total unrecognized compensation costs related to non-vested stock options granted on September 8, 2009 and November 30, 2010.

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

At September 30, 2011 there were 2,515,000 options outstanding and 1,746,250 options were exercisable with a weighted average exercise price of $0.41 and $0.46, respectively. The weighted average remaining contractual term for these outstanding and exercisable options at September 30, 2011 was 4 years. The exercisable options had no intrinsic value at September 30, 2011.

8	Asset Retirement Obligation

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for the nine months ended September 30, 2011 is shown below:

For the nine months ended
September 30, 2011
Asset retirement obligations, January 1, 2011	2,023,780
Additions and revisions	-
Settlement and disposals	-
Accretion Expense	141,316
Asset retirement obligation, September 30, 2011	2,165,096

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $169,000 for the nine months ended September 30, 2011 and a net loss of $2,062,000 for the year ended December 31, 2010. We have a working capital deficiency and an accumulated deficit at September 30, 2011 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

A Comparison of Operating Results For The Three Months Ended September 30, 2011 and September 30, 2010

We recorded income of $474,000 during the three months ended September 30, 2011 compared to a net loss of $475,000 for the three months ended September 30, 2010. During the three months ended September 30, 2011, our revenues were comprised of oil and gas sales totaling $595,000 compared with oil and gas sales of $595,000 during the same period of 2010. Oil and gas prices were higher but production decreased for the third quarter of 2011 as compared to the same period of 2010. Our net average daily production for the three month period ended September 30, 2011 decreased by 22% over the same period of the prior year, from 81 net barrels of oil equivalent per day to 63 net barrels of oil equivalent per day. Oil and gas prices increased by 30% for the three month period ended September 30, 2011 over the same period of the prior year. The weighted average price increased from $79.73 per barrel of oil equivalent to $103.26 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $133,000 for the three months ended September 30, 2011 compared to expenses of $1,084,000 for the three months ended September 30, 2010. Our general and administrative expenses were consistent at $366,000 and $368,000 for the three months ended September 30, 2011 and 2010 respectively.

Interest and financing costs decreased for the three months ended September 30, 2011 compared to the same period in 2010 at $59,000 and $72,000 respectively. Interest and financing costs were higher in the third quarter of 2010 due to the amortization of note discounts.

Lease operating expenses of $238,000, production taxes of $21,000 and depletion, depreciation and amortization of $146,000 during the three months ended September 30, 2011 changed from $170,000, $37,000, and $216,000, respectively, during the three months ended September 30, 2010. Lease operating expenses were higher for the three months ended September 30, 2011 due to repairs and maintenance on the field. Production taxes were lower for the three months ended September 30, 2011 compared to the same period in 2010 as a result of decreased production. The decrease in depletion, depreciation and amortization charges were also due to decreased production for the three months ended September 30, 2011.

During the three months ended September 30, 2011, we had a foreign exchange gain of $697,000, compared to a $221,000 foreign exchange loss for the three months ended September 30, 2010. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange gain for the three months ended September 30, 2011 was caused by the strengthening of the US dollar against the Canadian dollar.

A Comparison of Operating Results For The Nine Months Ended September 30, 2011 and September 30, 2010

We recorded a loss of $169,000 during the nine months ended September 30, 2011 compared to a loss of $1,029,000 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, our revenues were comprised of oil and gas sales totaling $1,887,000 compared with oil and gas sales of $2,199,000 during the same period of 2010. Our oil and gas sales for the nine months ended September 30, 2011 were lower as a result of a decrease in production which was offset by an increase in oil and gas prices. Our net average daily production for the nine month period ended September 30, 2011 decreased by 37% over the same period of the prior year, from 105 net barrels of oil equivalent per day to 66 net barrels of oil equivalent per day. Oil and gas prices increased by 38% for the nine month period ended September 30, 2011 over the same period of the prior year. The weighted average price increased from $76.35 per barrel of oil equivalent to $104.99 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $2,093,000 for the nine months ended September 30, 2011 compared to expenses of $3,268,000 for the nine months ended September 30, 2010. Our general and administrative expenses were $1,192,000 for the nine months ended September 30, 2011 compared to expenses of $1,030,000 for the same period in 2010. The increase in expense of $162,000 was due to higher stock option expense related to the options that were granted in the fourth quarter of 2010.

Interest and financing costs decreased for the nine months ended September 30, 2011 compared to the same period in 2010 at $175,000 and $455,000 respectively. Interest and financing costs were higher during the first nine months of 2010 due to the amortization of note discounts.

Lease operating expenses of $609,000, production taxes of $57,000 and depletion, depreciation and amortization of $456,000 during the nine months ended September 30, 2011 changed from $677,000, $103,000, and $771,000, respectively, during the nine months ended September 30, 2010. Lease operating expenses and production taxes were lower for the nine months ended September 30, 2011 compared to the same period in 2010 as a result of decreased production. The decrease in depletion, depreciation and amortization charges were also due to decreased production for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we had a foreign exchange gain of $396,000, compared to a $232,000 foreign exchange loss for the nine months ended September 30, 2010. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange gain for the nine months ended September 30, 2011 was caused by the strengthening of the US dollar against the Canadian dollar.

Liquidity and Capital Resources

General

To date, our production has not been sufficient to fund our operations and drilling program. At September 30, 2011, we do not have any available borrowing capacity and have negative working capital of approximately $6.8 million.

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

A Comparison of Cash Flow For The Nine Months Ended September 30, 2011 and September 30, 2010

Our net cash provided by operating activities was $159,000 for the nine months ended September 30, 2011 as compared to net cash provided by operating activities of $532,000 for the nine months ended September 30, 2010, a decrease of $373,000. The decrease in net cash provided by operating activities for the nine months ended September 30, 2011 was primarily due to a decrease in non-cash items and an increase in accounts receivable. Changes in working capital items had the effect of decreasing cash flows from operating activities by $8,000 during the nine months ended September 30, 2011 mainly due to an increase in accounts receivable and prepaid expenses of $90,000, partially offset by an increase in accounts payable and accrued liabilities of $88,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $107,000 during the nine months ended September 30, 2010 due to a decrease in accounts receivable and prepaid expenses of $197,000, partially offset by a decrease in accounts payable and accrued liabilities of $77,000.

We used $132,000 of net cash in investing activities during the nine months ended September 30, 2011 compared to net cash used of $313,000 in 2010. The cash used in investing in 2011 and 2010 was for the purchase and development of oil and gas properties.

Our net cash used in financing activities was $12,000 for the nine months ended September 30, 2011 compared to $321,000 for the same period in 2010. For the nine months ended September 30, 2011, net cash outflows from financing activities were a result of the issuance of notes of $626,000, of which $500,000 was to related parties, offset by payments against outstanding notes of $553,000 of which $181,000 was to related parties, and payments of deferred financing costs of $85,000. During the nine months ended September 30, 2010, net cash outflows from financing activities were a result of the issuance of notes payable of $445,000 of which $331,000 was to related parties offset by payments against outstanding notes of $744,000 of which $586,000 was to related parties.

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

On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. As of March 31, 2010 additional deep rights were assigned to Dune valued at $93,000 and were recorded as a reduction to the note payable. As of September 30, 2011 the balance of the note payable to Dune was $157,000.

We re-purchased our remaining outstanding 8% Secured Debenture debt totaling $2.0 million and an additional $821,000 of accrued interest from various holders with the payment of $256,000 and the issuance of 1.17 million shares of our common stock at a deemed price of $0.30 per share. The issuance of the shares occurred during the third quarter of 2009.

Future Capital Requirements and Resources

At September 30, 2011, we do not have any available borrowing capacity under existing credit facilities and our current assets are $480,000 compared with current liabilities of $7.33 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2011. In addition, we have substantial need for capital to develop our oil and gas prospects. At September 30, 2011, we have no commitments for additional capital to fund drilling activities in 2011.

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

•	our ability to raise capital and fund our oil and gas well drilling and development plans,

•	our ability to fund the repayment of our current liabilities, and

•	our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2010, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of November 14, 2011.

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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: November 14, 2011	/s/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/s/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer