Form 10-K
period 2011-12-31
American Natural Energy Corp
filed 2012-03-30
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Mark One:

[X]  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2011;

or

[  ]  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to __________.

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

Yes [  ]             No [X]

State Issuer’s revenues for its most recent fiscal year: $1,998,836.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2011: $2,402,185. (Non-affiliates have been determined on the basis of holdings set forth in Item 12 of this Annual Report on Form 10-K.)

The number of shares outstanding of each of the Issuer’s classes of common equity, as of March 30, 2012, was 18,928,895 shares of Common Stock.

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

Through our ownership we hold interests in approximately 1,320 acres of land in St. Charles Parish, Louisiana. This acreage is the Bayou Couba leases in which we hold a 97.25% working interest in the leasehold and 97.25% working interest in all but 7 producing wells. The ownership results from our acquisition on December 31, 2001, of the assets and outstanding stock of Couba Operating Company (“Couba”) and consolidation of other working interests in the field during 2009. We continue to need and seek material amounts of additional capital to further our oil and natural gas development and exploitation activities.

Since 2002 through December 31, 2011, we returned to production 9 (8.75 net) well bores drilled by the prior owners on the Couba properties we acquired. Our drilling activities commenced in February 2003 and as of December 31, 2011, we had drilled and completed 12 (7.89 net) wells. For the year ended December 31, 2011, our combined production from all our producing wells (21 gross, 16.6 net) averaged approximately 84 (51 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

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

The principal asset of Couba that we acquired was the Bayou Couba Lease. The lessor is ExxonMobil and the lease is held by production of oil and gas on the property. The additional Couba assets we acquired include a gathering system covering approximately 25 miles located on the Bayou Couba Lease, used solely as a production collection system among the wells on the leased property leading to a product distribution point, and various production facilities, geological data, well logs and production information. The information includes 3-D seismic information completed in 1997. The seismic information relates to an area of approximately 23.5 square miles that includes the Bayou Couba Lease, among other acreage. The gathering system we acquired was initially not in operable condition. Subsequently, as part of approximately $1.1 million we expended to restore existing wells to production, we refurbished and upgraded the system so as to be usable. At present, the system, which consists of flow lines, connections and related facilities, is used to transport our production of oil and gas to points where it is trans-shipped and sold.

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

Oil and Gas Reserves

Reserves Estimation

We engaged a third-party engineering firm to prepare our reserve estimates comprising all of our estimated proved reserves (by volume) at December 31, 2011. Our Manager of Operations is the person primarily responsible for overseeing the preparation of the company’s reserve estimates. His qualifications include the following:

  34 years of practical experience in geology, petroleum engineering and reserve evaluation

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

The tables below set forth information as of December 31, 2011 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Summa Engineering, Inc. This report is included as Exhibit 99.1 to this Annual Report on Form 10-K. The qualifications of the technical person at each of these firms primarily responsible for overseeing his firm’s preparation of the company’s reserve estimates are set forth below.

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

	OIL	GAS	TOTAL
	(Mbbl)	(Mmcf)	(Mbble)

Proved developed producing	82.47	-	82.47
Proved developed non-producing	-	-	-
Proved undeveloped	1,931.44	315.90	1,984.09
Total proved	2,013.90	315.90	2,066.55

		Proved
	Proved	Developed
	Developed	Non-	Proved	Total
	Producing	producing	Undeveloped	Proved
Estimated future net revenue(a)	$4,981,070	-	$115,934,050	$120,915,120
Present value of future net revenue(b)	$3,531,670	-	$70,690,012	$74,221,682
Standardized measure of discounted future net cash flows	$3,531,670	-	$70,690,012	$74,221,682

6

___________________________________
(a) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2011. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $93.69 per barrel of oil and $3.87 per mcf of gas.
(b) Present value of future net revenues represents estimated future net revenues discounted using an annual discount rate of 10%. The present value of future net revenue is equivalent to the standardized measure of discounted future net cash flows at December 31, 2011 as there is no future income tax provision.

The future net revenue attributable to our estimated proved undeveloped reserves is calculated to be $115.9 million at December 31, 2011, with the present value thereof to be $70.7 million, based on us expending approximately $10.4 million during 2012 and an additional $6.0 million in future periods to develop these reserves. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. At December 31, 2011, the capital necessary to develop these additional reserves was unavailable to us. Through December 31, 2011, we had expended approximately $16.1 million in exploration and development of the Bayou Couba properties.

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

The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2011, all of our operations and reserves are located in that area.

Drilling Activity

The following table sets forth information as to the wells we completed during the periods indicated. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2010		2011
	Gross	Net	Gross	Net
Development
Productive	0.0	0.0	0.0	0.0
Non- productive	-0-	-0-	-0-	-0-
Exploratory
Productive	-0-	-0-	-0-	-0-
Non- productive	-0-	-0-	-0-	-0-

During 2010, Behind Pipe Zones that were classified as Proved Undeveloped Reserves were re-completed at a cost of approximately $223,700 (1 well) and reclassified as Proved Developed Producing at December 31, 2010. Additional Proved Undeveloped Reserves will be drilled and completed as cash flow or funding from third party sources becomes available.

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

For the year ended December 31, 2010, combined production from all our producing wells on the property averaged approximately 162 (92 net) barrels of oil equivalents per day.

For the year ended December 31, 2011, combined production from all our producing wells on the property averaged approximately 84 (51 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

Production Volumes, Revenue, Prices and Production Costs

The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the years ended December 31, 2011 and 2010. All of our production was from our properties located in St. Charles Parish, Louisiana.

	Year Ended December 31,
	2011	2010
Net Production: (1)
Oil (Mbbl)	18.1	31.5
Natural Gas (Mmcf)	2.5	11.6
Oil Equivalent (Mbble )	18.5	33.4

Oil and Natural Gas Sales: (2)
Oil	$1,937,607	$2,464,419
Natural Gas	$11,342	$59,311
Total	$1,948,949	$2,523,730

Average Sales Price:
Oil ($per Bbl)	$107.01	$78.17
Natural Gas ($per Mcf)	$4.50	$5.12
Oil Equivalent ($per Bble)	$105.19	$75.43

Oil and Natural
Gas Costs:
Lease operating expenses	$743,531	$890,306
Production Taxes	$57,955	$132,552
Depreciation, depletion and amortization	487,491	$884,027
Average production cost per unit of production ($ per Bble)	$43.26	$30.82

(1) Includes only production owned by us and produced to our interest, less royalties and production due others. 403 and 426 barrels of oil were produced in December 2011 and 2010 but not sold until January 2012 and 2011, respectively, and are included in inventory at December 31, 2011 and 2010 at the lower of production cost and DD&A, or market.

Development, Exploration and Acquisition Expenditures

The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2011	2010
Development Costs	$231,483	$334,887
Exploration Costs	-	-
Acquisition Costs	226,847	-
Sales of Properties	-	-
Capitalized Interest	-	-

Total	$458,330	$334,887

Acreage

The following table sets forth as of December 31, 2011, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. “Gross” acres are the total number of acres in which we own a working interest. “Net” acres refer to gross acres multiplied by our fractional working interest.

					Total Developed and
	Developed(1)		Undeveloped(1)		Undeveloped
Area	Gross	Net	Gross	Net	Gross	Net
Louisiana	1,319	1,284	-	-	1,319	1,284
Total	1,319	1,284	-	-	1,319	1,284

(1) Net acreage assumes that we maintain our existing working interest percentage in all future development.

Marketing

Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2011, our oil sales to Sunoco, Inc (formerly Texon L.P.) of $1,937,606 accounted for 99% of our total oil and gas sales. We believe we are not materially dependent upon Sunoco for our sales as we believe there are numerous other purchasers for our oil and gas production at competitive prices. We believe that the loss of this customer would not have a material adverse effect on our results of operations or our financial position.

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

Regulation

General

Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2011, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months; however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.

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

Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a “hazardous substance” into the environment. These persons include the owner and operator of a site and persons that disposed of or arranged for the disposal of the hazardous substances found at a site. CERCLA also authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from responsible classes of persons the costs of such action. In the course of our operations, we may generate wastes that fall within CERCLA's definition of “hazardous substances”. We may also be an owner of sites on which “hazardous substances” have been released. We may be responsible under CERCLA for all or part of the costs to clean up sites at which such wastes have been released. To date, however, we have not and, to our knowledge, our predecessors or successors have not been named a potentially responsible party under CERCLA or similar state superfund laws affecting property we owned or leased.

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

We maintain comprehensive general liability policies with coverage considered adequate by management. While we believe our policies are customary in the industry, they do not provide complete coverage against all operating risks.

Employees

As of December 31, 2011, we employed seven persons, of whom two were executive officers and three were operations personnel and two were accounting staff. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

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

Office

Our principal office is located at 6100 South Yale, Suite 2010, Tulsa, Oklahoma 74136. Additionally, we maintain office space in The Woodlands, Texas. Our leased premises include approximately 5,062 square feet and are leased for various terms expiring in 2012. The annual aggregate rental is $98,709. The facilities are considered adequate for our present activities.

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

Risks Relating to Us and the Oil and Gas Industry

Our Ability to Continue as a Going Concern is Uncertain.

Our consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recorded a net loss of $905,792 and $2,062,145 in 2011 and 2010, respectively. We had a working capital deficiency at December 31, 2011 of approximately $7.4 million. Our production from our drilling program decreased during 2011 compared to 2010, and our revenue has not been sufficient to fund our operations. At December 31, 2011, our current assets are $165,000 compared with current liabilities of $7.6 million which include accounts payable, revenues payable, notes payable, and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2012. All the foregoing lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to pay our current liabilities and to continue to explore for and develop our oil and gas reserves.

The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2011 includes an explanatory paragraph which states that we have sustained a substantial loss in 2011 and have a working capital deficiency and an accumulated deficit at December 31, 2011 that raise substantial doubt about our ability to continue as a going concern.

Our Current Liabilities as of December 31, 2011 Exceed Our Current Assets by $7.4 Million.

As of December 31, 2011, our current assets were approximately $165,000 and our current liabilities were approximately $7.6 million. In order to meet our current obligations, we will need to raise additional capital. Without additional capital to meet these obligations, our continued operations cannot be assured. There can be no assurance that we will be successful in raising additional capital or that the terms on which such additional capital can be raised may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to reduce our current liabilities relative to our current assets could lead creditors to refuse to extend us further credit which could materially adversely affect our operations.

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

Lower Oil and Gas Prices May Adversely Affect Our Level of Capital Expenditures, Reserve Estimates, Borrowing Capacity and Ability to Repay Notes Payable.

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

We intend to seek to refinance our existing indebtedness. The issuance of material amounts of indebtedness would expose us to significant risks including, among others, the following:

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

Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets.

At December 31, 2011, based on the report of Summa Engineering, Inc., we claimed total estimated proved reserves of 2,013.90 Mbble of oil. Through December 31, 2011, we were able to return to production 9 (8.75 net) well bores drilled by prior owners on the Couba properties we acquired, and we had successfully completed 12 (7.89 net) wells. As of that time, our combined production from all our producing wells was approximately 84 (51 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.

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

Readers are cautioned that the risk factors and uncertainties referred to above, as well as the risk factors described elsewhere in this Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2012 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1B – Unresolved Staff Comments:

As of December 31, 2011, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

Item 2 - Properties:

A description of our properties appears in Item 1 of this Annual Report on Form 10-K.

Item 3 - Legal Proceedings:

We are defendants in a lawsuit brought by Dune Energy, Inc and Dune Operating Company alleging breach of contract and requesting a judgment in an amount of not less than $183,551 plus interest and attorney fees. The case is set for trial in January 2013.

Item 4 – Submission of Matters to a Vote of Security Holders:

No matter was submitted during the fourth quarter of the year ended December 31, 2011 to a vote of security holders through the solicitation of proxies or otherwise.

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

The reported high and low sales prices, reported in United States dollars, for our common shares, as reported by the TSX Venture Exchange, on a calendar quarterly basis for the calendar year ended December 31, 2009 through March 29, 2012 were as follows.

	Prices(1)
	High	Low	Share Volume(1)
2010
First Quarter	$0.60	$0.30	513,282
Second Quarter	$0.65	$0.40	546,196
Third Quarter	$0.45	$0.30	545,626
Fourth Quarter	$0.44	$0.23	783,196
2011
First Quarter	$0.38	$0.22	508,026
Second Quarter	$0.32	$0.13	139,993
Third Quarter	$0.24	$0.10	305,870
Fourth Quarter	$0.15	$0.07	722,050

2012
First Quarter through March 21 , 2012	$0.38	$0.22	474,117

(1)

Effective October 26, 2010 the shareholders approved a 1 for 10 reverse split of the issued and outstanding shares of our common stock reducing the outstanding shares from 134,306,080 to 13,430,608. Per share prices and share volumes pre-split have been adjusted to reflect this change.

As of March 30, 2012, we had 1,751 stockholders of record.

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

Issuer Purchases of Equity Securities

No purchases of shares of our Common Stock, par value $.001 per share, were made by us or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the year ended December 31, 2011.

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

Our consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recorded a net loss of $905,792 and $2,062,145 in 2011 and 2010, respectively. We had a working capital deficiency at December 31, 2011 of approximately $7.4 million and an accumulated deficit at December 31, 2011 which leads to questions concerning our ability to meet our obligations as they come due. We have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and drilling participations. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas in addition to the quantities of oil and natural gas we sell. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.

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

The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2011 includes an explanatory paragraph which states that we have sustained a substantial loss in 2011 and have a working capital deficiency and an accumulated deficit at December 31, 2011 that raise substantial doubt about our ability to continue as a going concern.

Statements of Operations

A Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

We recorded a net loss of $905,792 during the year ended December 31, 2011 compared to a net loss of $2,062,145 during the year ended December 31, 2010. During the year ended December 31, 2011, our revenues were composed of oil and gas sales totaling $1,949,000 compared with oil and gas sales of $2,524,000 during the same period of 2010. Our oil sales for the twelve months ended December 31, 2011 were lower as a result of decreased production due to mechanical problems in our field during the 4th quarter of 2011. The decreased production was partially offset by higher oil prices. Our net average daily production for the twelve month period ended December 31, 2011 decreased by 45% over the same period of the prior year, from 162 (92 net) barrels of oil equivalent per day to 84 (51 net) barrels of oil equivalent per day. The decrease was due to a 45% decrease in gross production and was partially offset by an increase in oil prices. Oil prices increased by 39% for the twelve month period ended December 31, 2011 over the same period of the prior year from $75.43 per barrel of oil equivalent to $105.19 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production and normal declines resulting as the reservoirs are depleted.

We had expenses of $2,905,000 for the year ended December 31, 2011 compared to expenses of $4,641,000 for the year ended December 31, 2010. Our general and administrative expenses decreased by $14,000 for the twelve months ended December 31, 2011 compared to the same period in 2010 at $1,595,000 and $1,609,000 respectively.

Interest and financing costs decreased by $276,000 for the year ended December 31, 2011 compared to the same period in 2010 at $235,000 and $511,000 respectively. Interest costs were higher in 2010 due to the amortization of note discounts.

Lease operating expenses of $744,000, production taxes of $58,000 and depletion, depreciation and amortization of $515,000 during the year ended December 31, 2011 changed from $890,000, $133,000, and $912,000, respectively, during the year ended December 31, 2010. Lease operating expenses and production taxes were lower in 2011 as a result of decreased production. The decrease in depletion, depreciation and amortization was also due to decreased production in 2011.

During the year ended December 31, 2011, we had a foreign exchange gain of $242,000, compared to a $587,000 foreign exchange loss for the year ended December 31, 2010. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange gain for the twelve months ended December 31, 2011 was caused by the strengthening of the US dollar against the Canadian dollar.

Liquidity and Capital Resources

General

At December 31, 2011 our current assets are $165,000 compared with current liabilities of $7.6 million which includes accounts payable, revenues payable, notes payable, and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2011.

We have substantial need for capital to develop our oil and gas prospects. Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and through an increase in notes payable. Any capital expenditures for drilling purposes during 2012 will be partially funded from proceeds from the financing agreement that was finalized in February of 2012 with TCA Global Credit Master Fund, LP. We will raise a total amount of $3 million, before fees and expenses, through the issuance of a series of $1 million debentures. We expect additional funding will be funded from the sale of drilling participations and equity capital. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

Years Ended December 31, 2011 and December 31, 2010

Our net cash provided by operating activities was $238,000 for the year ended December 31, 2011 as compared to net cash provided by operating activities of $714,000 for the year ended December 31, 2010, a decrease of $476,000. The decrease in net cash provided by operating activities for the year ended December 31, 2011 compared to the same period of 2010 was primarily due to a decrease in non-cash items for the year ended 2011. Changes in working capital items had the effect of increasing cash flows from operating activities by $532,000 during the year ended December 31, 2011 due to a decrease in accounts receivable and prepaid expense and an increase in accounts payable. Changes in working capital items had the effect of increasing cash flows from operating activities by $624,000 during the year ended December 31, 2010 due to a decrease in accounts receivable and prepaid expense and an increase in accounts payable.

We used $160,000 of net cash in investing activities during the year ended December 31, 2011 compared to net cash used of $335,000 for the same period of 2010. The cash used in investing activities was for the purchase and development of oil and gas properties for both years.

We used $87,000 of net cash in financing activities for the year ended December 31, 2011 compared to $513,000 of net cash used in financing activities for the same period in 2010. For the year ended December 31, 2011, net cash outflows from financing activities were a result of the issuance of notes of $629,000 of which $500,000 was to related parties, offset by payments against outstanding notes of $626,000 of which $181,000 was to related parties, and payments of deferred financing costs of $90,000. For the year ended December 31, 2010, net cash outflows from financing activities were a result of payments against outstanding notes of $829,000 of which $600,000 was to related parties offset by the issuance of notes to related parties of $331,000 and deferred financing costs of $15,000.

We have no other commitments to expend additional funds for drilling activities for the rest of 2012.

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

Future Capital Requirements and Resources

At December 31, 2011, our current assets are $165,000 compared with current liabilities of $7.6 million which includes accounts payable, revenues payable and notes payable (a portion of which is past due). We have substantial needs for funds to pay our outstanding payables and debt due during 2012. In addition, we have substantial need for capital to develop our oil and gas prospects.

Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations, and through an increase in notes payable. Any capital expenditures for drilling purposes during 2012 will be partially funded from proceeds from the financing agreement that was finalized in February of 2012 with TCA Global Credit Master Fund, LP. We will raise a total amount of $3 million, before fees and expenses, through the issuance of a series of $1 million debentures. We expect additional funding will be funded from the sale of drilling participations and equity capital. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transactions.

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

Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2011 and 2010, we have a deferred tax asset of approximately $8.1 million and $7.2 million for which we have recognized a $8.1 million and $7.2 million valuation allowance, respectively.

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

We have adopted the Final Rule and have begun complying with the disclosure requirements in this annual report on Form 10-K for the year ended December 31, 2011.

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

Item 9A(T) – Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2010, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the consolidated financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the consolidated financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements.

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

Despite the internal control deficiencies, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2011 in all material respects.

Item 9B – Other Information

No information is required to be disclosed in response to this Item.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance:

Directors, Executive Officers and Significant Employees

The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

Name	Age	Position
Directors and Executive Officers:
Michael K. Paulk (1)	63	President and Director
Steven P. Ensz	60	Vice President, Finance, and Chief Financial Officer and Director
Bennett G. Shelton(1)	55	Director
William A. Grant (1)	50	Director

Significant Employees:
Richard O. Mulford	59	Manager of Operations
Robert G. Snead	73	Exploitation Manager

_____________________
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

Steven P. Ensz: Mr. Ensz has been Vice President, Finance and Chief Financial Officer of our company since July 2001 and is responsible for our financial activities. From March 1998 to January 2001, he held a similar position with GEC. From July 1991 to February 1998, he was Vice President, Finance of Anglo-Suisse, Inc., an oil and natural gas exploration and producing company. He has held various positions within the energy industry, including President of Waterford Energy, an independent oil and gas producer, for more than 24 years. He is a certified public accountant.

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

William A. Grant III: Mr. Grant has held various leadership roles in the banking and insurance industries for the past 24 years. Mr. Grant began his career in a position in Bank of Oklahoma’s management training program and advanced to the position of Vice President - energy lending. Subsequent to his tenure at Bank of Oklahoma, he joined F&M Bank until he purchased an interest and took the reins as President of the The Holmes Organisation in 1997.

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

Robert G. Snead: Mr. Snead has been our Exploitation Manager since June 2001 and served in the same position with GEC on a full-time consulting basis from April 1997 to January 2001. Between early 1994 and April 1997, he was employed as an independent geologist and from 1985 to 1994 was the Senior Vice-President and Exploration Manager of LOGO, Inc., an oil and natural gas well operating company.

Messrs. Paulk and Ensz, as the founders of American Natural Energy Corporation, may be deemed our founders.

Audit Committee and Audit Committee Financial Expert:

As of December 31, 2011, the members of our Audit Committee of our Board of Directors are Messrs. Shelton (Chairman), Grant and Paulk. Mr. Paulk has been a member of the Audit Committee since 2006. Mr. Grant was added during 2009, and Mr. Shelton was added during 2010. Our securities are not listed on any national securities exchange or listed on an automated inter-dealer quotation system.

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

Item 11 - Executive Compensation:

The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2011 who received total compensation exceeding $100,000 for the year ended December 31, 2011 and who served in such capacities at December 31, 2011.

SUMMARY COMPENSATION TABLE
Annual Compensation

						Non-
						Equity	Nonqualified
Name						Incentive	Deferred
and				Stock	Option	Plan	Compensation	All Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($)(1)	($)(1)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael K. Paulk,	2011	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000
President and CEO(2)	2010	$150,000	-0-	-0-	$196,987	-0-	-0-	-0-	$346,987
Steven P. Ensz	2011	$150,000	-0-	-0-	-0-	-0-	-0-	-0-	$150,000
Executive Vice President and CFO(2)	2010	$150,000	-0-	-0-	$196,987	-0-	-0-	-0-	$346,987

(1)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC 718. See Note 1 to Notes to Consolidated Financial Statements for the year ended December 31, 2011.

(2)	Messrs. Paulk and Ensz are also Directors of our company; however they receive no additional compensation for serving in those capacities.

We do not have any employment contracts with any of our executive officers or other significant employees.

Outstanding Equity Awards at December 31, 2011

The following table provides information with respect to our named executive officers above regarding outstanding equity awards held at December 31, 2011.

	Option Awards				Stock Awards
					Number	Market	Equity	Equity Incentive
					of	value of	Incentive	Plan Awards:
					shares	shares	Plan	Market or
		Equity			or units	or units	Awards:	payout
	Number of	Incentive			of	of	Number of	value of
	securities	Plan Awards:			Stock	Stock	Unearned	Unearned
	underlying	Number of			held	held	Shares,	Shares, Units
	unexercised	Securities			that	that	Units or	or Other
	Options	Underlying	Option		have	have	Other Rights	Rights That
	(#)	Unexercised	Exercise	Option	not	not	That Have	Have Not
	Exercisable/	Unearned	Price	Expiration	vested	vested	Not Vested	Vested
Name	Unexercisable	Options (#)	($)	Date	(#)	($)	(#)	($)
(a)	(b-c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael K. Paulk	150,000/0	-0-	0.90	9/8/14	-0-	-0-	-0-	-0-
	495,000/165,000	165,000	0.30	11/30/15	-0-	-0-	-0-	-0-
Steven P. Ensz	150,000/0	-0-	0.90	9/8/14	-0-	-0-	-0-	-0-
	495,000/165,000	165,000	0.30	11/30/15	-0-	-0-	-0-	-0-

Director Compensation

None of our directors received any compensation, including equity awards, during the year ended December 31, 2011.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 30, 2012 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our Directors and officers, and (c) by all Directors and officers as a group. As of March 30, 2012, we had 18,928,895 common shares outstanding.

		Percentage of
	Number of Shares	Outstanding
Name and Address (1)(2)	Owned	Shares(3)

Michael K. Paulk	2,359,888(4)	12.1%
Steven P. Ensz	2,709,832(5)	13.8%
Bennett G. Shelton	190,674(6)	1.0%
812 Crane Drive
Coppell, TX 75019
William A. Grant	123,333(7)	0.7%
1350 S. Boulder, Suite 1000
Tulsa, OK 74119
All Directors and officers as a group (4 persons)	5,383,727	26.5%

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

(2)	Unless otherwise indicated, the address for each of the above is c/o American Natural Energy Corporation, 6100 South Yale, Suite 2010, Tulsa, Oklahoma 74136.
(3)	The percentage of outstanding shares calculation is based upon 18,928,895 shares outstanding as of March 30, 2012, except as otherwise noted.
(4)

Includes 150,000 shares issuable at an exercise price of $0.90 on exercise of an option and 495,000 shares issuable at an exercise price of $0.30 on exercise of an option. Includes 1,500,000 shares issued on March 5, 2012.

(5)

Includes 150,000 shares issuable at an exercise price of $0.90 on exercise of an option and 495,000 shares issuable at an exercise price of $0.30 on exercise of an option. Includes 1,500,000 shares issued on March 5, 2012.

(6)	Includes 37,500 shares issuable at an exercise price of $0.30 on exercise of an option.
(7)	Includes 10,000 shares issuable at an exercise price of $0.90 on exercise of an option and 30,000 shares issuable at an exercise price of $0.30 on exercise of an option .

Securities Authorized for Issuance Under Equity Compensation Plans

We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 2001 Stock Incentive Plan. See Note 8 to the Notes to Consolidated Financial Statements for further information on the material terms of this plan.

The following table provides information as of December 31, 2011 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,515,000	$0.41	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,515,000	$0.41	-0-

Item 13 - Certain Relationships and Related Transactions:

During 2011 we entered into a $500,000 unsecured short-term note with interest at the rate of 10% per annum with Mike Paulk, an officer of the Company. All accrued interest is payable monthly and the maturity date of the loan is February 15, 2012. Proceeds from the note were used to pay the outstanding obligation to Bank of Oklahoma and the balance for working capital. We paid Mike Paulk $39,000 for interest on the loan.

On March 31, 2011, with an effective date of January 1, 2011, we purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 were recorded as a net purchase price adjustment that lowered the note payable balance to $204,338 and during 2011 cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183. We paid TPC Energy $21,000 for interest on the loan.

Item 14. Principal Accountant Fees and Services

The following sets forth fees we incurred for services provided by MaloneBailey, LLP for the years ended December 31, 2011 and 2010, our independent registered public accountants at those year ends.

		Audit Related
	Audit Fees	Fees	Tax Fees
2011	$94,000	-	-
2010	$74,000	-	-

Our Board of Directors believes that the provision of the services during the years ended December 31, 2011 and December 31, 2010 is compatible with maintaining the independence of MaloneBailey, LLP. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by MaloneBailey, LLP included under the caption Audit Fees include services rendered for the audit of our annual consolidated financial statements, the review of our quarterly financial reports, the issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission.

Item 15 – Exhibits:

Exhibit	Description
2.0	Second Amended Joint Plan of Reorganization Proposed by Couba Operating Company, American Natural Energy Corporation and Gothic Resources Inc. filed in the United States Bankruptcy Court, Western District of Oklahoma. Case No. 00-11837-W (Chapter 11)(4)
2.1	Order Confirming Plan, filed November 16, 2001 with U.S. Bankruptcy Court, Western District of Oklahoma(1)
3.1	Certificate of Incorporation of American Natural Energy Corporation(1)
3.2	Certificate of Amendment filed March 23, 2001(1)
3.3	Certificate of Amendment filed December 20, 2001(1)
3.4	Amended Certificate of Incorporation filed June 30, 2005.(5)
3.4	By-laws, as amended through September 13, 2004(5)
10.1	2001 Stock Incentive Plan(1)
10.2	Assignment, Conveyance and Bill of Sale from Dune Energy Inc to American Natural Energy Corporation dated August 4, 2009 (11)

Exhibit	Description
10.3	Assignment, Conveyance and Bill of Sale from American Natural Energy Corporation to Dune Energy Inc dated August 4, 2009 (11)
10.8	Participation Agreement dated March 8, 2006 between the Registrant and Seismic Exchange, Inc.(9)
14.1	Code of Ethics(4)
21.0	Subsidiaries of the Registrant as of December 31, 2005:
	Name	State or Jurisdiction of Incorporation
	Gothic Resources, Inc.	Canada Business Corporations Act
	Couba Operating Company	Oklahoma
23.1	Consent of Summa Engineering (11)
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a- 14(a)(11)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(11)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(11)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(11)
99.1	Summa Engineering Inc. Report of American Natural Energy Corporation Reserve at December 31, 2011 (11)

(1)	Filed as an Exhibit to the Registrant’s registration statement on Form 10-SB filed on August 12, 2002 and amended on July 29, 2003. (File No. 0-18956).
(2)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003. (File No. 0-18956).
(3)	Filed with Amendment No. 1 to Registration Statement on Form SB-2 filed February 6, 2004 (File No. 333-111244).
(4)	Filed with the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2003.
(5)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005.
(6)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for June 29, 2005.
(7)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for October 19, 2005.
(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for March 8, 2006.
(10)	Filed with this Annual Report on Form 10-KSB for the year ended December 31, 2005.
(11)	Filed with this Annual Report on Form 10-K for the year ended December 31, 2011.

American Natural Energy Corporation

Consolidated Financial Statements
December 31, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Natural Energy Corporation
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of American Natural Energy Corporation and its subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Natural Energy Corporation and its subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America..

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company incurred a net loss in 2011 and has a working capital deficiency and an accumulated deficit at December 31, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
Houston, Texas
www.malonebailey.com
March 30, 2012

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
	$	$
ASSETS
Current assets:
Cash and cash equivalents	-	8,658
Accounts receivable – joint interest billing	22,104	77,816
Accounts receivable – oil and gas sales	31,963	153,745
Prepaid expenses and other	84,141	108,064
Oil inventory	26,484	20,779
Total current assets	164,692	369,062
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $21,542,440 and $21,241,298 respectively (Note 1)	15,932,509	15,994,561
Unproved oil and natural gas properties	571,796	352,554
Equipment and other fixed assets, net of accumulated depreciation of $1,131,053 and $1,103,461 (Note 3)	47,178	74,770
Other deferred costs	105,000	15,000
Total assets	16,821,175	16,805,947

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	2,276,534	2,089,119
Revenue payable	3,460,249	3,288,180
Accounts payable – related parties	49,936	-
Accrued interest	58,510	18,072
Insurance note payable	48,163	68,028
Notes payable – related parties	685,911	161,062
Notes payable (Note 5)	952,527	1,248,247
Taxes due on dissolution of subsidiary (Note 10)	45,252	65,252
Total current liabilities	7,577,082	6,937,960
Asset retirement obligation (Note 4)	2,208,867	2,023,780

Total liabilities	9,785,949	8,961,740
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common stock (Note 7)
Authorized – 250,000,000 shares with par value of $0.001
13,431,954 and 13,430,608 shares issued and outstanding respectively	13,432	13,431
Additional paid-in capital	23,451,773	23,112,711
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi-reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(20,228,381)	(19,322,589)
Accumulated other comprehensive income	3,798,402	4,040,654
Total stockholders’ equity (deficit)	7,035,226	7,844,207
Total liabilities and stockholders’ equity (deficit)	16,821,175	16,805,947

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010
	$	$
Revenues:
Oil and gas sales	1,948,949	2,523,730
Operations income	49,887	54,802

Total revenues	1,998,836	2,578,532

Expenses:
Lease operating expense	743,531	890,306
Production taxes	57,955	132,552
General and administrative	1,595,253	1,608,606
Foreign exchange (gain) loss	(242,252)	586,893
Interest and bank charges	158,513	483,645
Related party interest	76,545	27,047
Depreciation, depletion, and amortization - oil and gas properties	302,404	603,655
Accretion of asset retirement obligation	185,087	280,372
Depreciation and amortization – other assets	27,592	27,601

Total (income) expenses	2,904,628	4,640,677

Net loss	(905,792)	(2,062,145)

Other comprehensive (income) loss:
Foreign exchange translation (gain) loss	(242,252)	586,893

Other comprehensive (income) loss	(242,252)	586,893

Comprehensive loss	(1,148,044)	(1,475,252)

Net loss per share – basic and diluted	(0.07)	(0.15)

Weighted average number of shares outstanding – basic and diluted	13,431,954	13,430,252

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

					Accumulated	Total
			Additional		other	stockholders’
	Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	capital	deficit	income	(Deficit)
		$	$	$	$	$
Balance - December 31, 2009	13,398,108	13,398	22,783,144	(17,260,444)	3,453,761	8,989,859

Shares issued acquisition WIO rights	32,500	33	22,092	-	-	22,125
Stock option compensation expense	-	-	307,475	-	-	307,475
Foreign exchange translation loss	-	-	-	-	586,893	586,893
Net loss	-	-	-	(2,062,145)	-	(2,062,145)

Balance - December 31, 2010	13,430,608	13,431	23,112,711	(19,322,589)	4,040,654	7,844,207

Fractional shares issues due to reverse stock split	1,346	1	(1)	-	-	-
Stock option compensation expense	-	-	339,063	-	-	339,063
Foreign exchange translation gain	-	-	-	-	(242,252)	(242,252)
Net loss	-	-	-	(905,792)	-	(905,792)

Balance - December 31, 2011	13,431,954	13,432	23,451,773	(20,228,381)	3,798,402	7,035,226

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows

	December 31, 2011	December 31, 2010
	$	$
Cash flows from operating activities:
Net loss	(905,792)	(2,062,145)
Non cash items:
Depreciation, depletion and amortization	329,996	631,256
Accretion of asset retirement obligation	185,087	280,372
Foreign exchange (gain) loss	(242,252)	586,893
Noncash compensation expense	339,063	307,475
Amortization of debt discount	-	346,343
Changes in working capital items:
Accounts receivable	177,494	157,545
Oil inventory	(5,705)	(7,452)
Prepaid expenses	23,923	155,373
Accounts payable, revenues payable and accrued liabilities	335,981	318,639

Net cash provided by operating activities	237,795	714,299

Cash flows from investing activities:
Purchase and development of oil and gas properties	(159,806)	(334,887)

Net cash used in investing activities	(159,806)	(334,887)

Cash flows from financing activities:
Payment of notes payable – related party	(181,062)	(599,558)
Payment of notes payable	(444,993)	(229,304)
Proceeds from issuance of notes payable	129,408	-
Proceeds from issuance of notes payable- related party	500,000	330,620
Financing costs	(90,000)	(15,000)

Net cash used in financing activities	(86,647)	(513,242)

Decrease in cash and cash equivalents	(8,658)	(133,830)

Cash and cash equivalents beginning of period	8,658	142,488

Cash and cash equivalents end of period	-	8,658

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows (continued)

	December 31, 2011	December 31, 2010
	$	$
Supplemental disclosures:

Interest paid	146,175	103,055
Taxes Paid	20,000	60,000
Non cash financing and investing activities:
Oil and gas property additions included in accounts payable	71,677	-
Prepaid expenses financed	-	112,364
Asset retirement obligation revision	-	(930,595)
Exchange of oil and gas leasehold interests	-	92,983
Offset of JIB Receivable and Note Payable	-	27,065
Purchase of working interest through issuance of a note payable (Note 6)	226,847	-
Stock issued as partial payment for purchase of third party working interest	-	22,125
Discount on notes payable	-	108,141

The accompanying notes are an integral part of these consolidated financial statements.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Cash and cash equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at the time of acquisition. Cash and cash equivalents are deposited with two institutions and the balance at either institution does not exceed the federally insured limits at December 31, 2011 and 2010. While balances may periodically exceed the federal depository insurance limit, the Company has not experienced any losses on deposits.

Allowance for Doubtful Accounts

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. There is no significant allowance for doubtful accounts as of December 31, 2011 or 2010.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. Based on the results of the ceiling limitation test, no impairment was recorded in the years ended December 31, 2011 and 2010.

In certain instances, the Company may capitalize interest on the cost of unevaluated oil and natural gas properties excluded from amortization, based on the Company's weighted average cost of borrowings used to finance the expenditures. For the years ended December 31, 2011 and 2010, the Company did not capitalize any interest to its unevaluated properties.

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

Equipment and other fixed assets

Equipment and other fixed assets are stated at cost less accumulated depreciation. Depreciation expense is determined using a straight-line method over the estimated useful lives of the assets. The ranges of estimated useful lives for financial reporting are as follows:

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Computer equipment	3 years
Office furniture and equipment	5-7 years
Leasehold improvements	1 year
Barges and field equipment	5-10 years
Gas gathering and production facility	10 years

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

Revenue recognition

Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company's share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company's entitled share and the overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Imbalances at December 31, 2011 and 2010 were insignificant. The Company's policy is to expense the pro-rata share of lease operating costs from all wells as incurred.

The Company’s oil production is sold under market sensitive or spot price contracts. Oil sales to Sunoco, Inc (formerly Texon L.P.) of $1,937,606 and $2,464,419 in 2011 and 2010, respectively, accounted for 99% and 98% of total oil and gas sales. The Company’s accounts receivable are primarily due from exploration and production companies which own an interest in the properties the Company operates and from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company’s exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions.

Operations income represents charges billed to non-operator working interest owners who own a working interest in the wells in which the Company serves as operator. The income is recognized in the month in which oil and gas is produced.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

Income taxes

The Company accounts for income taxes under FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the differences between the tax bases of assets and liabilities and those reported in the consolidated financial statements. The deferred tax assets or liabilities are calculated using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are recognized to the extent that they are considered more likely than not to be realized. Income taxes and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns.

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

Comprehensive income (loss)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as a component of comprehensive income (loss) in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The Company had other comprehensive income of $242,252 and other comprehensive loss of $586,893 for 2011 and 2010 respectively as a result of foreign exchange translation gains and losses. As of December 31, 2011 and 2010, accumulated other comprehensive income (loss) was composed solely of foreign currency translation gains and losses.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Stock-based compensation

During 2011, the Company recognized compensation costs of $339,063 related to stock options issued November 30, 2010 and September 8, 2009. Compensation costs of $307,475 were recognized by the Company during 2010.

There were 2,050,000 stock options issued November 30, 2010. At December 31, 2011, there were 2,002,500 options outstanding and exercisable with a weighted average exercise price of $0.44. The weighted average remaining contractual term for these options at December 31, 2011 was 3.67 years. These options had no intrinsic value at December 31, 2011.

New pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011—04: “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This accounting update clarifies application of fair value measurement and disclosure requirements and is effective for annual periods beginning after December 15, 2011. The Company is currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on our financial position and results of operations.

In December 2011, the FASB issued Accounting Standards Update No. 2011—11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. This accounting update requires that an entity disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The accounting update is effective for annual periods beginning on or after January 1, 2013. The Company is currently evaluating the provisions of this accounting update and assessing the impact, if any, it may have on our financial position and results of operations.

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statements balances have been made to conform to current reporting practices.

2	Going Concern

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company recorded a net loss of $905,792 in 2011. The Company has a working capital deficiency and an accumulated deficit at December 31, 2011 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

3	Equipment and other fixed assets

The carrying value of equipment and other fixed assets as of December 31, 2011 and 2010 included the following components:

	2011	2010
	$	$
Computer, office furniture and equipment	163,060	163,060
Leasehold improvements	5,520	5,520
Barges and field equipment	802,014	802,014
Gas gathering and production facility expansion	207,637	207,637
	1,178,231	1,178,231

Less: Accumulated depreciation	(1,131,053)	(1,103,461)
	47,178	74,770

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

4	Asset retirement obligations

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations during 2011 and 2010 are shown below.

	For the years ended December 31,
	2011	2010
	$	$
Asset retirement obligations, January 1	2,023,780	2,674,003
Additions and revisions	-	(930,595)
Settlements and disposals	-	-
Accretion expense	185,087	280,372
Asset retirement obligations, December 31	2,208,867	2,023,780

The revision in 2010 of $930,595 is due to a change in the plug and abandon timing.

5	Notes payable and long-term debt

 Notes payable and long-term debt as of December 31, 2011 and 2010 consisted of the following:

	2011	2010
	$	$
Accounts payable refinanced as notes payable	-	19,930
Note payable - Citizens Bank of Oklahoma	422,465	448,255
Note payable - Bank of Oklahoma	-	250,000
Note payable - Dune Energy (Note 7)	157,017	157,017
Note payable - Leede Financial	373,045	373,045
Total third-party notes payable and long-term debt	952,527	1,248,247

Note payable - TPC Energy	164,183	139,334
Note payable - Mike Paulk	500,000	-
Note payable - Other	21,728	21,728

Total related party notes payable and long-term debt	685,911	161,062

Total notes payable and long-term debt	1,638,438	1,409,309
Less: Current portion	(1,638,438)	(1,409,309)

Total notes payable and long-term debt, net of current portion	-	-

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On December 16, 2005, the Company converted its $99,000 accounts payable balance to Patterson Services to a note payable and on March 31, 2010 a payment agreement was signed. The note was paid off in February 2011.

On September 10, 2009, the Company entered into a $500,000 unsecured short-term note with interest at the rate of 6% per annum with Citizens Bank of Oklahoma. The loan was modified with a new interest rate of 12% and a maturity date of July 31, 2012. All accrued interest is payable monthly. Proceeds of $475,500 from the note were paid to the Company and the remaining proceeds of $24,500 were used to pay off a prior note with Citizens Bank of Oklahoma. Net payments of $25,790 were made during the year ended December 31, 2011. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

On September 2, 2009, the Company entered into a $250,000 unsecured short-term note with a variable interest rate with Bank of Oklahoma. The note was paid in full on February 17, 2011.

In 2009 and 2010, the Company and TPC Energy entered into financing agreements whereas TPC Energy advanced funds required for the recompletion of behind pipe zones in several existing wells. The terms of the financing required the Company to repay the funds advanced out of specified cash flow from the subject wells. Principal and interest at 10% per annum and is payable monthly. Upon payout of the cost of recompleting the wells, the Company assigned a pro-rata 25% working interest in the wells to TPC Energy. Based on the relative fair value of the wells, a discount on the note was recorded with the discount being amortized over the life of the loan using the effective interest rate method. These discounts were fully amortized as of December 31, 2010. During the six months ended June 30, 2011, cash payments totaling $133,535 were also applied to the note which paid the note in full. In June 2010, the Company borrowed $100,000 from TPC Energy with an interest rate of 10% per annum. The principal and interest was repaid during the first quarter of 2011. On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 were recorded as a purchase price adjustment that lowered the note payable balance to $204,338 and during the year ended December 31, 2011, cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of December 31, 2011 and December 31, 2010.

On December 23, 2009, the Company entered into a $373,045 unsecured short-term note with Leede Financial with an interest rate of 12% per annum. The maturity date of the note has been extended to June 30, 2012. Due to the unsecured nature of the note, Leede Financial received a bonus of 160,000 shares of the Company’s common shares at a deemed price of $0.30 per share. A discount on the note of $42,585 was recorded based on the relative fair value of the common shares issued and was fully amortized at December 31, 2010. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On February 17, 2011, the Company entered into a $500,000 note payable with Mike Paulk, a director of the Company, with an annual interest rate of 10%. Monthly payments may be made; however, all unpaid principal and interest is due and payable on February 15, 2012.

6	Convertible debentures

On August 4, 2009, the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company and paid Dune $1.0 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The second installment has not been paid yet at the time of this Form 10-K filing. The interests acquired from Dune were fair valued at $13.8 million based on the present value of the future cash flows of the proved reserves discounted at 10 percent. The certain deep rights assigned to Dune is unproved property with zero book value. The gain on the settlement of the debenture and exchange of properties with Dune was $24.86 million. As of March 31, 2010 additional deep rights were assigned to Dune valued at $93,000 and were recorded as a reduction to the note payable. As of December 31, 2011 the balance of the note payable to Dune was approximately $157,000.

7	Common stock

During the first quarter of 2010, 32,500 common shares were issued for a total value of $22,125 for the acquisition of various working interests.

The Company obtained the required stockholder and other approvals to file the necessary corporate and other documents to effect a one-for-ten reverse split of its outstanding shares of common stock. The reverse split and resulting amendment to the Company’s Articles of Incorporation became effective at the close of business on October 26, 2010.

During the first quarter of 2011, outstanding shares of our common stock increased by 1,346 due to the issuance of shares to shareholders who held fractions of a share as a result of our reverse stock split on October 26, 2010.

8	Options

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Stock option activity for the years ended December 31, 2011 and 2010 is as follows:

		Weighted
	Number of	Average
	Options	Exercise price
		$
Outstanding - December 31, 2009	465,000	0.90
Issued	2,050,000	0.30
Outstanding – December 31, 2010	2,515,000	0.41
Issued	-	-
Outstanding – December 31, 2011	2,515,000	0.41

At December 31, 2011 and 2010, 2,002,500 and 919,375 options have vested and are exercisable at a weighted average exercise price of $0.44 and $0.57, respectively. The weighted average remaining contractual life of options granted at December 31, 2011 and 2010 is 45 months and 57 months, respectively. There is no intrinsic value for the exercisable stock options at December 31, 2011.

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

For the year ended December 31, 2011, the Company recognized compensation costs of $339,063 related to stock options granted. For the year ended December 31, 2010, the Company recognized compensation costs of $307,475 related to stock options granted. At December 31, 2011, there was $148,786 of total unrecognized compensation costs related to non-vested stock options which will be recognized over a weighted average period of approximately 6 months.

The fair value of stock options granted was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

Options Granted in 2010
Expected term, in years	2.83
Risk-Free interest rate	0.72%
Expected volatility	217.25%
Expected Dividend Rate	None

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The Company utilizes authorized but unissued shares when a stock option is exercised.

The 2001 Stock Incentive Plan, as amended (approved by the shareholders in June 2005), is comprised of a Discretionary Option Grant Program, a Salary Investment Option Grant Program, a Stock Issuance Program, an Automatic Option Grant Program, and a Director Fee Option Grant. The 2001 Stock Incentive Plan terminates upon the earliest of (i) December 14, 2011, (ii) the date on which all shares available for issuance under the plan have been issued as fully-vested shares, or (iii) the termination of all outstanding options in connection with a change in control. This Plan has terminated, however, all outstanding options and unvested stock issuances continue to have force and effect in accordance with the provisions of the documents evidencing such grants or issuances.

9	Warrants

Warrant activity for the years ended December 31, 2011 and 2010 is as follows:

		Weighted
	Number of	Average
	warrants	Exercise price
		$
Outstanding - December 31, 2009	538,000	0.50
Expired	(538,000)	0.50

Outstanding – December 31, 2010	-	-

Outstanding – December 31, 2011	-	-

The Company granted a total of 538,000 warrants on July 28 and July 29, 2009 with an exercise price of $0.50 as a finders’ fee for the common share private placement. The warrants vested immediately and expired on the one year anniversary of the grant date.

10	Commitments and contingencies

The Company rents office space under a long-term operating lease that expires December 2012. At December 31, 2011, the future minimum lease payments required under the operating lease amounted to $99,000 and is to be paid in 2012.

Rent expense on all operating leases amounted to approximately $99,000 and $89,000 in 2011 and 2010, respectively.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The Company agreed that, after repayment to the Company of 200% of all costs of bankruptcy, drilling, development and field operations from net revenues of the Bayou Couba Lease and the 23.5 square mile area of mutual interest, including payments made by the Company to all creditors of all classes under the plan, the former holders of equity securities of Couba will be entitled to a working interest in the wells in the Bayou Couba Lease equal to 25% of the working interest obtained by the Company directly from Couba at the time of confirmation and as a result of the plan of reorganization of Couba, and a 25% interest in the Company’s interest in the 23.5 square mile area of mutual interest held by the Company on the effective date of the plan. The Company is a defendant in a lawsuit brought by Dune Energy, Inc and Dune Operating Company alleging breach of contract and requesting a judgment in an amount of not less than $183,551 plus interest and attorney fees. The case is set for trial in January 2013.

On January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic Resources Inc. (“Gothic”). In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic have been reviewed by the Canada Customs and Revenue Agency (“CRA”). The CRA has assessed Gothic $190,000 (Cdn$187,000) in additional taxes and interest based on the review of such returns. Approximately $45,000 remains unpaid at December 31, 2011.

The Company, as an owner or lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations, may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. We maintain insurance coverage, which we believe is customary in the industry, although we are not fully insured against all environmental risks.

11	Related Party Transactions

During 2011 the Company entered into a $500,000 unsecured short-term note with interest at the rate of 10% per annum with Mike Paulk, an officer of the Company. All accrued interest is payable monthly and the maturity date of the loan is February 15, 2012. Proceeds from the note were used to pay the outstanding obligation to Bank of Oklahoma and the balance for working capital. The Company paid Mike Paulk $39,000 for interest on the loan.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 were recorded as a net purchase price adjustment that lowered the note payable balance to $204,338 and during 2011 cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183. The Company paid TPC Energy $21,000 for interest on the loan.

12	Income taxes

The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 are presented below:

	2011	2010
	$	$
Deferred tax assets
Asset retirement costs	838,486	768,227
Foreign exchange loss	981,065	1,075,301
Acquisition, exploration and development costs and related depreciation, depletion and amortization	2,056,414	2,006,167
Contribution carryovers	6,142	4,814
Change in accounting principle	123,894	123,894
Net operating loss carryforwards	4,129,128	3,259,772
Deferred tax asset	8,135,129	7,238,175

Less: Valuation allowance	(8,135,129)	(7,238,175)

Total deferred tax asset (liability)	-	-

The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The differences for the years ended December 31, 2011 and 2010 are summarized as follows:

	2011	2010
	$	$

Federal tax benefit at statutory rate	307,969	701,130
State taxes, net of federal taxes	160,680	86,739
Other	1,071,605	(440,457)
Less: valuation allowance	(1,540,254)	(347,412)

Total provision for income taxes	-	-

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

As of December 31, 2011, the Company has a net operating loss carry-forward benefit of approximately $12.5 million which is available to reduce future taxable income, if any, through 2030. Management has determined that it is more likely than not that the benefit of the deferred tax asset will not be realized and thus has provided a 100% valuation allowance against the deferred tax asset. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carry-forward which can be utilized.

13	Subsequent Events

Pursuant to FASB ASC 855, the Company evaluated all events or transactions that occurred from January 1, 2012 through March 30, 2012, the date of issuance of the audited consolidated financial statements. During this period we did not have any material recognizable subsequent events, except as disclosed below:

The Company entered into a financing agreement with TCA Global Credit Master Fund, LP during the first quarter of 2012. Proceeds of the financing are to be used for the drilling and completion of wells included in the Company’s inventory of Proved Undeveloped reserves (“PUD”).

The Company has a commitment for a total amount of $3 million, before fees and expenses through the issuance of a series of $1 million debentures, of which $1 million was issued in January 2012. The debenture is secured by a first priority, perfected security interest and mortgage in oil and gas leases and properties. At no time shall the investor funds exceed 65% of the drilling and completion cost of the PUD’s with the balance provided by the Company’s generated funds. The outstanding debenture is due twelve (12) months from funding and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%.

The Company paid an Equity Incentive Fee of $150,000 worth of Restricted Shares of ANEC stock. The shares carry a nine (9) month ratchet whereby either party is obligated to refund (by the Investor) or issue (by the Company) shares to equal the initial value.

In connection with the closing of the $1 million first tranche in February 2012, the Company issued finder’s fees consisting of the following: a cash fee of $50,000, 732,235 shares of common stock of the Company, 500,000 warrants to purchase the common stock of the Company at an exercise price of $0.10 per share with a contractual term of five years and 96,000 warrants to purchase the common stock of the Company at an exercise price of $0.25 per share with a contractual term of five years.

On March 5, 2012, the Company issued 1.5 million Restricted Shares each to Mike Paulk and Steven Ensz as compensation for personal guarantees provided in connection with various outstanding financings.

14	Disclosures About Oil and Gas Producing Activities (Unaudited)

Net Capitalized Costs

The following summarizes net capitalized costs as of December 31, 2011 and 2010.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

	2011	2010
Oil and gas properties	$	$
Proved	37,474,949	37,235,859
Unproved	571,796	352,554
Total	38,046,745	37,588,413

Less accumulated depreciation, depletion and amortization and impairment	(21,542,440)	(21,241,298)

Net capitalized costs	16,504,305	16,347,115

Unproved Property Costs

The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2011 and 2010. All costs represent investment in unproved property in Louisiana and will be evaluated over several years as the properties are explored.

	2011	2010	Prior Years	Total
	$	$	$	$
Property acquisition costs	219,242	207,952	(1,284,608)	(857,414)
Capitalized interest	-	-	1,429,210	1,429,210

	219,242	207,952	144,602	571,796

Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	2011	2010
	$	$
Development costs	231,483	334,887
Exploration costs	-	-
Acquisition costs
Proved	226,847	-
Unproved	-	-
	458,330	334,887

Results of Operations from Oil and Gas Producing Activities

The Company’s results of operations from oil and gas producing activities are presented below for the years 2011 and 2010. The following table includes revenues and expenses associated directly with the Company’s oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

	2011	2010
	$	$
Oil and gas sales	1,948,949	2,523,730
Operations income	49,887	54,802
Lease operating expenses	(743,531)	(890,307)
Production taxes	(57,955)	(132,552)
Depreciation, depletion and amortization	(515,083)	(911,628)

Results of operations from oil and gas activities, excluding corporate overhead and interest costs	682,267	644,045

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

December 31, 2011
	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	1,488.66	-	1,488.66
Extensions, discoveries and other additions	424.80	-	424.80
Revisions of previous estimates	118.55	318.42	171.62
Production	(18.11)	(2.52)	(18.53)
Sale of reserves in place	-	-	-
Purchase of reserves in place	-	-	-

Proved reserves, end of period	2,013.90	315.90	2,066.55

Proved developed reserves:
Beginning of period	75.32	-	75.32

End of period	82.465	-	82.465

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

	Oil	Gas	Total
December 31, 2010	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	1,375.52	-	1,375.52
Extensions, discoveries and other additions	-	-	-
Revisions of previous estimates	144.67	11.59	146.60
Production	(31.53)	(11.59)	(33.46)
Sale of reserves in place	-	-	-
Purchase of reserves in place	-	-	-

Proved reserves, end of period	1,488.66	-	1,488.66

Proved developed reserves:
Beginning of period	103.07	-	103.07

End of period	75.32	-	75.32

The Company recognized positive revisions in the years ended December 31, 2011 and December 31, 2010. The positive revisions of 171.62 Mbble in 2011 and 146.60 Mbble in 2010 were due to positive price revisions.

Standardized Measure of Discounted Future Net Cash Flows (unaudited)

FASB ASC 932, Disclosures About Oil and Gas Producing Activities, (“ASC 932”) prescribes guidelines for computing the standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows from oil and gas reserves use the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period. Future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2011 and December 31, 2010 were $93.69 and $77.54 per barrel for oil, respectively. There were no gas reserves at December 31, 2011 or December 31, 2010. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

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

The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in ASC 932:

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2011 and 2010

	December 31,
	2011	2010
	$	$
Future cash inflows	189,906,265	115,430,820
Future development costs	(16,322,246)	(9,479,971)
Future production costs	(52,668,899)	(33,923,506)

Net future cash flows	120,915,120	72,027,343
Less effect of a 10% discount factor	(46,693,438)	(25,317,607)

Standardized measure of discounted future net cash flows	74,221,682	46,709,736

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	December 31,
	2011	2010
	$	$
Standardized measure, beginning of period	46,709,736	24,830,127
Sales of oil and gas produced, net of production costs	(1,147,464)	(1,500,872)
Development costs incurred	230,570	334,886
Changes in future development costs	(4,884,783)	(1,173,713)
Revisions of previous quantity estimates	5,318,327	4,966,233
Net change due to extensions and discoveries	10,817,741	-
Net change in prices and production costs	19,711,979	15,706,648
Changes in production rate	(6,374,696)	(674,412)
Purchases of properties	-	-
Accretion of discount	5,387,972	4,974,809
Other	(1,547,700)	(753,970)

Standardized measure, end of period	74,221,682	46,709,736

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

Signature	Title	Date

/s/ Michael K. Paulk	President and Principal	March 30, 2012
Michael K. Paulk	Executive Officer and Director

/s/ Steven P. Ensz	Principal Financial	March 30, 2012
Steven P. Ensz	and Accounting Officer and Director

/s/ William Grant	Director	March 30, 2012
William Grant

/s/ Ben Shelton	Director	March 30, 2012
Ben Shelton