Form 10-Q
period 2012-03-31
American Natural Energy Corp
filed 2012-05-15
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2012;

or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ___________________________ to ___________________________

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
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2012, 18,928,895 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2012	December 31, 2011
	$	$

ASSETS
Current assets:
Cash and cash equivalents	59,382	-
Accounts receivable – joint interest billing	37,315	22,104
Accounts receivable – oil and gas sales	257,509	31,963
Prepaid expenses and other	118,417	84,141
Oil inventory	18,041	26,484
Deferred financing costs	194,314	-
Total current assets	684,978	164,692
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $21,603,848 and $21,542,440	15,842,522	15,932,509
Unproved oil and natural gas properties	587,396	571,796
Equipment and other fixed assets, net of accumulated depreciation of $1,137,949 and $1,131,053	40,282	47,178
Other deferred costs	-	105,000
Total assets	17,155,178	16,821,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	2,223,280	2,276,534
Revenue payable	3,499,729	3,460,249
Accounts payable – related parties	-	49,936
Accrued interest	16,844	58,510
Insurance note payable	24,361	48,163
Notes payable – related parties net of discounts of $36,894 and $0 respectively	899,017	685,911
Note payable, net of discounts of $137,089 and $0 respectively (Note 4)	1,518,894	952,527
Taxes due on dissolution of subsidiary	40,252	45,252
Total current liabilities	8,222,377	7,577,082

Asset retirement obligation	2,253,072	2,208,867
Total liabilities	10,475,449	9,785,949

Commitments and contingencies

Stockholders' equity :
Common stock (Note 6) Authorized – 250,000,000 shares with par value of $0.001 – 18,928,895 and 13,431,954 shares issued and outstanding respectively	18,929	13,432
Additional paid-in capital	24,011,914	23,451,773
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(21,428,989)	(20,228,381)
Accumulated other comprehensive income	4,077,875	3,798,402
Total stockholders' equity	6,679,729	7,035,226
Total liabilities and stockholders' equity	17,155,178	16,821,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the three-month periods ended March 31, 2012 and 2011

	Three months ended March 31,
	2012	2011
	$	$
Revenues:
Oil and gas sales	449,967	649,552
Operations income	14,276	14,119
	464,243	663,671

Expenses:
Lease operating expense	321,936	208,141
Production taxes	28,393	12,593
General and administrative	702,946	475,949
Foreign exchange loss	279,473	357,425
Interest and financing costs	205,802	49,425
Related party interest	13,791	9,669
Depletion, depreciation and amortization – oil and gas properties	61,408	107,300
Accretion of asset retirement obligation	44,205	56,918
Depreciation and amortization – other assets	6,897	6,900

Total expenses	1,664,851	1,284,320

Net loss	(1,200,608)	(620,649)

Other comprehensive income:
Foreign exchange translation	279,473	357,425

Other comprehensive income	279,473	357,425

Comprehensive loss	(921,135)	(263,224)

Basic and diluted loss per share	(0.07)	(0.05)

Weighted average number of shares outstanding
Basic	16,339,688	13,431,954
Diluted	16,339,688	13,431,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month periods ended March 31, 2012 and 2011

	Three months ended March 31,
	2012	2011
	$	$

Cash flows from operating activities:
Net loss	(1,200,608)	(620,649)
Non cash items:
Depreciation, depletion and amortization	68,305	114,200
Accretion of asset retirement obligation	44,205	56,918
Foreign exchange loss (gain)	279,473	357,425
Noncash compensation expense	325,065	111,284
Amortization of deferred financing costs	79,520	-
Amortization of debt discount	61,076	-
Changes in working capital items:
Accounts receivable	(240,757)	(107,979)
Oil inventory	8,443	(2,609)
Prepaid expenses and other current assets	(34,276)	30,242
Accounts payable, accrued liabilities and interest	(110,383)	16,103

Net cash used in operating activities	(719,937)	(45,065)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(26,636)	(40,160)

Net cash used in investing activities	(26,636)	(40,160)

Cash flows from financing activities:
Payment of notes payable	(320,345)	(304,082)
Payment of notes payable-related party	-	(88,447)
Proceeds from issuance of notes payable	941,300	51,745
Proceeds from issuance of notes payable- related party	250,000	500,000
Payment of deferred financing costs	(65,000)	(15,000)

Net cash provided by financing activities	805,955	144,216

Increase (decrease) in cash and cash equivalents	59,382	58,991

Cash beginning of period	-	8,658

Cash end of period	59,382	67,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the three-month periods ended March 31, 2012 and 2011

	Three months ended March 31,
	2012	2011
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	116,204	41,036
Taxes paid	5,000	10,000

Non cash investing and financing activities:
Purchase of working interest through issuance of a note payable (Note 4)	-	226,847
Deferred financing cost due to warrants issued	50,557	-
Debt discount due to liquidation rights transferred	39,619	-
Deferred financing cost due to common shares issued	60,776	-
Debt discount due to common shares issued	129,240	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012 and 2011

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2012 are not indicative of the results that may be expected for the full year ending December 31, 2012.

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

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The diluted earnings (loss) per share is determined using the treasury method of shares outstanding as of March 31, 2012. This includes the net of new shares potentially created by unexercised in-the-money options. The method assumes that the proceeds that a company receives from in-the-money options exercised are used to repurchase common shares in the market. The Company had 2,258,750 vested and unexercised employee stock options and 596,000 vested and unexercised warrants outstanding as of March 31, 2012, with the outstanding employee stock options and warrants excluded from the calculation of diluted earnings per share as they were anti-dilutive.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012 and 2011

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $1,200,608 for the three months ended March 31, 2012. The Company has a working capital deficit of $7,537,399 and an accumulated deficit of $21,428,989 at March 31, 2012 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Notes payable and long-term debt as of March 31, 2012 and December 31, 2011 consisted of the following:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012 and 2011

	March 31, 2012	December 31, 2011

	$	$
Note payable – Citizens Bank of Oklahoma	375,921	422,465
Note payable – TCA Global Credit Master Fund	750,000	-
Discount on TCA Global Credit Master Fund note	(137,089)	-
Note payable – Dune Energy (Note 5)	157,017	157,017
Note payable – Leede Financial	373,045	373,045
Total third-party notes payable and long-term debt	1,518,894	952,527

Note payable – TPC Energy	414,183	164,183
Discount on TPC Energy Note	(36,894)	-
Note payable – Mike Paulk	500,000	500,000
Note payable - Other	21,728	21,728
Total related party notes payable and long-term debt	899,017	685,911

Total notes payable and long-term debt	2,417,911	1,638,438
Less: Current portion	(2,417,911)	(1,638,438)

Total notes payable and long-term debt, net of current portion	-	-

On September 10, 2009, the Company entered into a $500,000 unsecured short-term note with interest at the rate of 6% per annum with Citizens Bank of Oklahoma. The loan was modified with a new interest rate of 12% and a maturity date of July 31, 2012. All accrued interest is payable monthly. Proceeds of $475,500 from the note were paid to the Company and the remaining proceeds of $24,500 were used to pay off a prior note with Citizens Bank of Oklahoma. Net payments of $46,543 were made during the quarter ended March 31, 2012. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

In 2009 and 2010, the Company and TPC Energy entered into financing agreements whereas TPC Energy advanced funds required for the recompletion of behind pipe zones in several existing wells. The terms of the financing required the Company to repay the funds advanced out of specified cash flow from the subject wells. Principal and interest at 10% per annum and is payable monthly. Upon payout of the cost of recompleting the wells, the Company assigned a pro-rata 25% working interest in the wells to TPC Energy. Based on the relative fair value of the wells, a discount on the note was recorded with the discount being amortized over the life of the loan using the effective interest rate method. These discounts were fully amortized as of December 31, 2010. During the six months ended June 30, 2011, cash payments totaling $133,535 were also applied to the note which paid the note in full. In June 2010, the Company borrowed $100,000 from TPC Energy with an interest rate of 10% per annum. The principal and interest was repaid during the first quarter of 2011. On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 were recorded as a purchase price adjustment that lowered the note payable balance to $204,338 and during the year ended December 31, 2011, cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183. During the first quarter of 2012 TPC Energy advanced an additional $250,000 to the Company with repayment of the loan due one year from the date of advancement and with interest payable monthly. In addition to the additional $250,000, the Company assigned 50% of its interest in its share of the Liquidation Agents account distributions to TPC Energy for the life of the note. The rights were valued at $39,619 and were recorded as a discount on the note, which is being amortized over the life of the note using the effective interest method. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of March 31, 2012.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012 and 2011

On February 17, 2011, the Company entered into a $500,000 note payable with Mike Paulk, a director of the Company, with an annual interest rate of 10%. Monthly payments may be made; however, all unpaid principal and interest is due and payable on February 15, 2012. As of May 15, 2012 this note has not been paid.

The Company entered into a financing agreement with TCA Global Credit Master Fund, LP during the first quarter of 2012. Proceeds of the financing are to be used for the drilling and completion of wells included in the Company’s inventory of Proved Undeveloped reserves (“PUD”). The Company has a commitment for a total amount of $3 million, before fees and expenses through the issuance of a series of $1 million debentures, of which $1 million was issued in January 2012. The debenture is secured by a first priority, perfected security interest and mortgage in oil and gas leases and properties. At no time shall the investor funds exceed 65% of the drilling and completion cost of the PUD’s with the balance provided by the Company’s generated funds. The outstanding debenture is due on December 29, 2012 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Fees paid in cash and common stock to TCA Global Credit Master Fund, LP of $195,440 were recorded as a debt discount and as of March 31, 2012 $58,351 of the debt discount has been amortized.

In connection with the financing agreement with TCA Global Credit Master Fund, LP, the Company paid cash fees and issued shares and warrants to other third parties valued at $273,833, which were recorded as deferred financing costs and as of March 31, 2012 $79,520 of the deferred financing costs have been amortized.

5	Convertible Debentures

On August 4, 2009 the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune Energy, Inc. (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company valued at $93,000 and paid Dune $1 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The first installment has been paid at the time of the Form 10-Q filing. The second installment has not been paid yet at the time of this Form 10-Q filing. As of March 31, 2012 the balance of the note payable to Dune was approximately $157,000.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012 and 2011

6	Common Stock

In connection with the financing agreement entered into with TCA Global Credit Master Fund, LP during the first quarter of 2012 the Company paid an Equity Incentive Fee of $150,000 worth of Restricted Shares of ANEC stock. The shares carry a nine (9) month ratchet whereby either party is obligated to refund (by the Investor) or issue (by the Company) shares to equal the initial value. The relative fair value of the shares of $129,240, in addition to cash fees paid to TCA of $66,200, was recorded as a discount on the note and is being amortized over the life of the note using the effective interest method.

In connection with the closing of the $1 million first tranche in February 2012, the Company issued finder’s fees consisting of the following: 732,235 shares of common stock of the Corporation, 500,000 warrants to purchase the common stock of the Corporation at an exercise price of $0.10 per share with a contractual term of five years and 96,000 warrants to purchase the common stock of the Corporation at an exercise price of $0.25 per share with a contractual term of five years. The fair values of the shares of $60,776 and the warrants of $50,557 were recorded as deferred financing costs and are being amortized over the life of the note using the effective interest method.

On February 17, 2012, the Company issued 1.5 million Restricted Shares each to Mike Paulk and Steven Ensz as compensation for personal guarantees provided in connection with various outstanding financings. The fair value of these shares of $249,000 was recorded as stock based compensation expense in the first quarter of 2012.

7	Stock-based compensation

On January 1, 2006, the Company adopted ASC 718 which requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The Company has elected to use the modified prospective application method such that ASC 718 applies to new awards, the unvested portion of existing awards and to awards modified, repurchased or canceled after the effective date. The Company has equity incentive plans that provide for the issuance of stock options. These plans are discussed more fully in the Company’s Form 10-K for the year ended December 31, 2011. All options expire five years from the date of grant. Generally, stock options granted to employees and directors vest 25% upon approval of the grant by the TSX Venture Exchange and 12.5% per quarter thereafter. The Company recognizes stock-based compensation expense over the vesting period of the individual grants.

For the three months ended March 31, 2012, the Company recognized compensation costs of approximately $76,000 related to stock options issued September 8, 2009 and November 30, 2010.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012 and 2011

At March 31, 2012, there was $73,000 of total unrecognized compensation costs related to non-vested stock options granted on September 8, 2009 and November 30, 2010.

The fair value of stock options granted was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

Options Granted in 2010
Expected term, in years	2.83
Risk-Free interest rate	.72%
Expected volatility	217.25%
Expected Dividend Rate	None

The Company utilizes authorized but unissued shares when a stock option is exercised.

At March 31, 2012 there were 2,515,000 options outstanding and 2,258,750 options were exercisable with a weighted average exercise price of $0.41 and $0.42, respectively. The weighted average remaining contractual term for these outstanding and exercisable options at March 31, 2012 was 3.49 years and 3.46 years, respectively. The exercisable options had no intrinsic value at March 31, 2012. As discussed in Note 7 above, the Company issued 596,000 warrants in February 2012 in connection with the financing agreement entered into with TCA Global Credit Master Fund, LP during the first quarter of 2012. The fair value of these warrants was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

Warrants Granted in 2012
Expected term, in years	5.00
Risk-Free interest rate	0.88%
Expected volatility	279.87%
Expected Dividend Rate	None

The fair value of these warrants of $50,557 was recorded as a deferred financing cost and is being amortized over the life of the note using the effective interest method.

At March 31, 2012, there were 596,000 warrants outstanding and exercisable with a weighted average exercise price of $0.12. The weighted average remaining contractual term for these warrants at March 31, 2012 was 4.96 years. The warrants had no intrinsic value at March 31, 2012.

8	Asset Retirement Obligation

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for the three months ended March 31, 2012 is shown below:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2012 and 2011

For the three months
ended March 31, 2012
Asset retirement obligations, January 1, 2012	2,208,867
Additions and revisions	-
Settlement and disposals	-
Accretion expense	44,205
Asset retirement obligation, March 31, 2012	2,253,072

9	Subsequent Events

In April 2012, the Company made a principal payment on the $1 million TCA Global Credit Master Fund, LP of approximately $83,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $1,201,000 for the three months ended March 31, 2012 and a net loss of $906,000 and $2,062,000 for the years ended December 31, 2011 and 2010. We have a working capital deficiency and an accumulated deficit at March 31, 2012 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

A Comparison of Operating Results For The Three Months Ended March 31, 2012 and March 31, 2011

          We recorded a net loss of $1,201,000 during the three months ended March 31, 2012 compared to a net loss of $621,000 for the three months ended March 31, 2011. During the three months ended March 31, 2012, our revenues were comprised of oil and gas sales totaling $450,000 compared with oil and gas sales of $650,000 during the same period of 2011. Oil and gas prices were higher but production decreased for the first quarter of 2012 as compared to the same period of 2011. Our net average daily production for the three month period ended March 31, 2012 decreased by 37% over the same period of the prior year, from 73 net barrels of oil equivalent per day to 46 net barrels of oil equivalent per day. Oil and gas prices increased by 8% for the three month period ended March 31, 2012 over the same period of the prior year. The weighted average price increased from $98.57 per barrel of oil equivalent to $106.59 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

          We had expenses of $1,665,000 for the three months ended March 31, 2012 compared to expenses of $1,284,000 for the three months ended March 31, 2011. Our general and administrative expenses were $703,000 for the three months ended March 31, 2012 compared to $476,000 for the three months ended March 31, 2011. The increase is primarily the result of increased compensation expense related to the issuance of stock.

          Interest and financing costs increased for the three months ended March 31, 2012 compared to the same period in 2011 at $220,000 and $59,000 respectively. Interest and financing costs were higher in the first quarter of 2012 due to higher debt and the amortization of note discounts and deferred financing costs.

          Lease operating expenses of $322,000, production taxes of $28,000 and depletion, depreciation and amortization of $113,000 during the three months ended March 31, 2012 changed from $208,000, $13,000, and $171,000, respectively, during the three months ended March 31, 2011. Lease operating expenses were higher for the three months ended March 31, 2012 due to repairs and maintenance on the field. Production taxes were higher for the three months ended March 31, 2012 compared to the same period in 2011 as a result of changes in tax classifications on some producing wells. The decrease in depletion, depreciation and amortization charges were due to decreased production for the three months ended March 31, 2012.

          During the three months ended March 31, 2012, we had a foreign exchange loss of $279,000, compared to a $357,000 foreign exchange loss for the three months ended March 31, 2011. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange loss for the three months ended March 31, 2012 was caused by the weakening of the US dollar against the Canadian dollar.

Liquidity and Capital Resources

General

          To date, our production has not been sufficient to fund our operations and drilling program. At March 31, 2012, we do not have any available borrowing capacity and have negative working capital of approximately $7.5 million.

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

A Comparison of Cash Flow For The Three Months Ended March 31, 2012 and March 31, 2011

          Our net cash used in operating activities was $720,000 for the three months ended March 31, 2012 as compared to net cash used in operating activities of $45,000 for the three months ended March 31, 2011, an increase of $675,000. The increase in net cash used in operating activities for the three months ended March 31, 2012 was primarily due to an increase in accounts receivable and other current assets and a decrease in accounts payable. Changes in working capital items had the effect of decreasing cash flows from operating activities by $377,000 during the three months ended March 31, 2012 mainly due to an increase in accounts receivable and prepaid expenses of $275,000 and a decrease in accounts payable and accrued liabilities of $110,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $62,000 during the three months ended March 31, 2011 due to an increase in accounts receivable of $108,000, partially offset by a decrease in prepaid expenses of $30,000 and an increase in accounts payable and accrued liabilities of $16,000.

          We used $27,000 of net cash in investing activities during the three months ended March 31, 2012 compared to net cash used of $40,000 in 2011. The cash used in investing in 2012 and 2011 was for the purchase and development of oil and gas properties.

           Our net cash provided by financing activities was $806,000 for the three months ended March 31, 2012 compared to $144,000 for the same period in 2011. For the three months ended March 31, 2012, net cash outflows from financing activities were a result of the issuance of notes, net of fees, of $1,191,000, of which $250,000 was to related parties, offset by payments against outstanding notes of $320,000, and payments of deferred financing costs of $65,000. For the three months ended March 31, 2011, net cash inflows from financing activities were a result of the issuance of notes of $552,000 of which $500,000 was to related parties offset by payments against outstanding notes of $393,000 of which $88,000 was to related parties and we incurred financing costs of $15,000.

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

          On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. As of March 31, 2010 additional deep rights were assigned to Dune valued at $93,000 and were recorded as a reduction to the note payable. As of March 31, 2012 the balance of the note payable to Dune was approximately $157,000.

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

Future Capital Requirements and Resources

          At March 31, 2012, we do not have any available borrowing capacity under existing credit facilities and our current assets are $685,000 compared with current liabilities of $8.2 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2012. In addition, we have substantial need for capital to develop our oil and gas prospects. At March 31, 2012, we have no commitments for additional capital to fund drilling activities in 2012.

          Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transaction; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future. We expect that any capital expenditures for drilling purposes during 2012 will be funded from the sale of drilling participations and equity capital.

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

          Readers are cautioned that the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011 and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2012 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

           Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2011, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of May 15, 2012.

Changes in Internal Control Over Financial Reporting

          As of December 31, 2011 we identified material weaknesses in our internal controls over financial reporting. The material weaknesses relate to:

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

2.

The failure to identify during the year-end financial statement closing process all the journal entries required for certain complex and non-routine transactions. These entries were identified by our independent registered public accounting firm.

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

___________________________________________________
(1) Filed or furnished herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATURAL ENERGY CORPORATION
                              (Registrant)

Date: May 15, 2012	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer