Form 10-Q
period 2012-06-30
American Natural Energy Corp
filed 2012-08-14
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2012; or

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

Yes [  ]          No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2012, 25,928,895 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2012	December 31, 2011
	$	$

ASSETS
Current assets:
Cash and cash equivalents	398,486	-
Accounts receivable – joint interest billing	30,176	22,104
Accounts receivable – oil and gas sales	115,643	31,963
Prepaid expenses and other	31,988	84,141
Oil inventory	26,909	26,484
Deferred financing costs	96,446	-
Total current assets	699,648	164,692
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $21,686,442 and $21,542,440	15,768,483	15,932,509
Unproved oil and natural gas properties	613,222	571,796
Equipment and other fixed assets, net of accumulated depreciation of $1,144,837 and $1,131,053	33,394	47,178
Other deferred costs	-	105,000
Total assets	17,114,747	16,821,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	2,367,022	2,276,534
Revenue payable	3,521,660	3,460,249
Accounts payable – related parties	-	49,936
Accrued interest	27,985	58,510
Insurance note payable	-	48,163
Notes payable – related parties net of discounts of $28,413 and $0 respectively	907,498	685,911
Note payable, net of discounts of $66,812 and $0 respectively (Note 4)	1,279,171	952,527
Taxes due on dissolution of subsidiary	40,252	45,252
Total current liabilities	8,143,588	7,577,082

Asset retirement obligation	2,298,202	2,208,867
Total liabilities	10,441,790	9,785,949

Commitments and contingencies

Stockholders' equity :
Common stock (Note 6) Authorized – 250,000,000 shares with par value of $0.001 – 25,928,895 and 13,431,954 shares issued and outstanding respectively	25,928	13,432
Additional paid-in capital	24,497,637	23,451,773
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(21,587,350)	(20,228,381)
Accumulated other comprehensive income	3,736,742	3,798,402
Total stockholders' equity	6,672,957	7,035,226
Total liabilities and stockholders' equity	17,114,747	16,821,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
For the thee-month and six-month periods ended June 30, 2012 and 2011

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	$	$	$	$
Revenues:
Oil and gas sales	555,031	642,028	1,004,998	1,291,580
Operations income	11,923	11,923	26,199	26,042
	566,954	653,951	1,031,197	1,317,622

Expenses:
Lease operating expense	188,699	162,671	510,635	370,814
Production taxes	28,609	23,587	57,002	36,179
General and administrative	455,310	350,949	1,158,256	826,897
Foreign exchange (gain) loss	(341,133)	(56,396)	(61,660)	301,029
Interest and financing costs	238,647	39,133	444,449	77,606
Related party interest	20,572	17,018	34,363	37,639
Depletion, depreciation and amortization – oil and gas properties	82,594	90,629	144,002	197,929
Accretion of asset retirement obligation	45,130	41,532	89,335	98,450
Depreciation and amortization – other assets	6,887	6,899	13,784	13,799

Total expenses	725,315	676,022	2,390,166	1,960,342

Net loss	(158,361)	(22,071)	(1,358,969)	(642,720)

Other comprehensive income– net of tax:
Foreign exchange translation	(341,133)	(56,396)	(61,660)	301,029

Other comprehensive (income) loss	(341,133)	(56,396)	(61,660)	301,029

Comprehensive loss	(499,494)	(78,467)	(1,420,629)	(341,691)

Basic and diluted loss per share	(0.01)	(0.00)	(0.07)	(0.05)

Weighted average number of shares outstanding
Basic	20,640,006	13,431,954	18,508,337	13,431,954
Diluted	20,640,006	13,431,954	18,508,337	13,431,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six-month periods ended June 30, 2012 and 2011

	Six months ended June 30,
	2012	2011
	$	$

Cash flows from operating activities:
Net loss	(1,358,969)	(642,720)
Non cash items:
Depreciation, depletion and amortization	157,786	211,728
Accretion of asset retirement obligation	89,335	98,450
Foreign exchange loss (gain)	(61,660)	301,029
Noncash compensation expense	397,787	186,898
Amortization of deferred financing costs	177,388	-
Amortization of debt discount	139,834	-
Changes in working capital items:
Accounts receivable	(91,752)	(59,440)
Oil inventory	(425)	(3,637)
Prepaid expenses and other current assets	52,153	(1,022)
Accounts payable, accrued liabilities and interest	35,988	(48,011)

Net cash provided by (used in) operating activities	(462,535)	43,275

Cash flows from investing activities:
Purchase and development of oil and gas properties	(30,572)	(90,107)

Net cash used in investing activities	(30,572)	(90,107)

Cash flows from financing activities:
Payment of notes payable	(654,707)	(337,958)
Payment of notes payable-related party	-	(160,447)
Proceeds from issuance of notes payable	941,300	51,475
Proceeds from issuance of notes payable- related party	250,000	500,000
Shares issued for private placement	420,000	-
Payment of deferred financing costs	(65,000)	-

Net cash provided by financing activities	891,593	53,070

Increase in cash and cash equivalents	398,486	6,238

Cash beginning of period	-	8,658

Cash end of period	398,486	14,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the six-month periods ended June 30, 2012 and 2011

	Six months ended June 30,
	2012	2011
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	186,732	75,087
Taxes paid	5,000	10,000

Non cash investing and financing activities:
Purchase of working interest through issuance of a note payable (Note 4)	-	226,847
Purchase of unproved properties in accounts payable	30,626
Deferred financing cost due to warrants issued	50,557	-
Debt discount due to liquidation rights transferred	39,619	-
Deferred financing cost due to common shares issued	60,776	-
Debt discount due to common shares issued	129,240	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012 and 2011

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the six-month periods ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2012 are not indicative of the results that may be expected for the full year ending December 31, 2012.

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

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The diluted earnings (loss) per share is determined using the treasury method of shares outstanding as of June 30, 2012. This includes the net of new shares potentially created by unexercised in-the-money options. The method assumes that the proceeds that a company receives from in-the-money options exercised are used to repurchase common shares in the market. The Company had 2,515,000 vested and unexercised employee stock options and 596,000 vested and unexercised warrants outstanding as of June 30, 2012, with the outstanding employee stock options and warrants excluded from the calculation of diluted earnings per share as they were anti-dilutive.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012 and 2011

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $1,358,969 for the six months ended June 30, 2012. The Company has a working capital deficit of $7,443,940 and an accumulated deficit of $21,587,350 at June 30, 2012 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Notes payable and long-term debt as of June 30, 2012 and December 31, 2011 consisted of the following:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012 and 2011

	June 30, 2012	December 31, 2011
	$	$

Note payable – Citizens Bank of Oklahoma	315,921	422,465
Note payable – TCA Global Credit Master Fund	500,000	-
Discount on TCA Global Credit Master Fund note	(66,812)	-
Note payable – Dune Energy (Note 5)	157,017	157,017
Note payable – Leede Financial	373,045	373,045
Total third-party notes payable and long-term debt	1,279,171	952,527

Note payable – TPC Energy	414,183	164,183
Discount on TPC Energy Note	(28,413)	-
Note payable – Mike Paulk	500,000	500,000
Note payable - Other	21,728	21,728
Total related party notes payable and long-term debt	907,498	685,911

Total notes payable and long-term debt	2,186,669	1,638,438
Less: Current portion	(2,186,669)	(1,638,438)

Total notes payable and long-term debt, net of current portion	-	-

On September 10, 2009, the Company entered into a $500,000 unsecured short-term note with interest at the rate of 6% per annum with Citizens Bank of Oklahoma. The loan was modified with a new interest rate of 12% and a maturity date of July 31, 2012. All accrued interest is payable monthly. Proceeds of $475,500 from the note were paid to the Company and the remaining proceeds of $24,500 were used to pay off a prior note with Citizens Bank of Oklahoma. Net payments of $106,543 were made during the six months ended June 30, 2012. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

In 2009 and 2010, the Company and TPC Energy entered into financing agreements whereas TPC Energy advanced funds required for the recompletion of behind pipe zones in several existing wells. The terms of the financing required the Company to repay the funds advanced out of specified cash flow from the subject wells. Principal and interest at 10% per annum and is payable monthly. Upon payout of the cost of recompleting the wells, the Company assigned a pro-rata 25% working interest in the wells to TPC Energy. Based on the relative fair value of the wells, a discount on the note was recorded with the discount being amortized over the life of the loan using the effective interest rate method. These discounts were fully amortized as of December 31, 2010. During the six months ended June 30, 2011, cash payments totaling $133,535 were also applied to the note which paid the note in full. In June 2010, the Company borrowed $100,000 from TPC Energy with an interest rate of 10% per annum. The principal and interest was repaid during the first quarter of 2011. On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 were recorded as a purchase price adjustment that lowered the note payable balance to $204,338 and during the year ended December 31, 2011, cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183. During the first quarter of 2012 TPC Energy advanced an additional $250,000 to the Company with repayment of the loan due one year from the date of advancement and with interest payable monthly. In addition to the additional $250,000, the Company assigned 50% of its interest in its share of the Liquidation Agents account distributions to TPC Energy for the life of the note. The rights were valued at $39,619 and were recorded as a discount on the note, which is being amortized over the life of the note using the effective interest method. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of June 30, 2012.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012 and 2011

On February 17, 2011, the Company entered into a $500,000 note payable with Mike Paulk and Steven Ensz, directors of the Company, with an annual interest rate of 10%. The note, initially due February 15, 2012 has been renewed and extended until February 15, 2013. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment or a troubled debt restructuring. As of August 14, 2012 this note has not been paid.

The Company entered into a financing agreement with TCA Global Credit Master Fund, LP during the first quarter of 2012. Proceeds of the financing are to be used for the drilling and completion of wells included in the Company’s inventory of Proved Undeveloped reserves (“PUD”). The Company has a commitment for a total amount of $3 million, before fees and expenses, through the issuance of a series of $1 million debentures, of which $1 million was issued in January 2012. The debenture is secured by a first priority, perfected security interest and mortgage in oil and gas leases and properties. At no time shall the investor funds exceed 65% of the drilling and completion cost of the PUD’s with the balance provided by the Company’s generated funds. The outstanding debenture is due on December 29, 2012 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Fees paid in cash and common stock to TCA Global Credit Master Fund, LP of $195,440 were recorded as a debt discount and as of June 30, 2012 $128,628 of the debt discount has been amortized. During the six months ended June 30, 2012, cash payments totaling $500,000 were applied to the note principal.

In connection with the financing agreement with TCA Global Credit Master Fund, LP, the Company paid cash fees and issued shares and warrants to other third parties valued at $273,833, which were recorded as deferred financing costs and as of June 30, 2012 $177,388 of the deferred financing costs have been amortized.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012 and 2011

5	Convertible Debentures

On August 4, 2009 the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune Energy, Inc. (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company valued at $93,000 and paid Dune $1 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The first installment was timely paid. The second and remaining installments have not been paid and are the subject of a lawsuit and counter-suit between the parties. As of June 30, 2012 the balance of the note payable to Dune was approximately $157,000.

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

On June 8, 2012, the Company completed a private placement of 7 million shares of common stock issued at $0.06 per share for a total of $420,000.

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2012 and 2011

For the six months ended June 30, 2012, the Company recognized compensation costs of approximately $149,000 related to stock options issued September 8, 2009 and November 30, 2010. At June 30, 2012, there was no unrecognized compensation costs related to non-vested stock options granted on September 8, 2009 and November 30, 2010.

At June 30, 2012 there were 2,515,000 options outstanding and exercisable with a weighted average exercise price of $0.41. The weighted average remaining contractual term for these outstanding and exercisable options at June 30, 2012 was 3.24 years. The exercisable options had no intrinsic value at June 30, 2012.

As discussed in Note 6 above, the Company issued 596,000 warrants in February 2012 in connection with the financing agreement entered into with TCA Global Credit Master Fund, LP during the first quarter of 2012. The fair value of these warrants was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

Warrants Granted in 2012
Expected term, in years	5.00
Risk-Free interest rate	0.88%
Expected volatility	279.87%
Expected Dividend Rate	None

The fair value of these warrants of $50,557 was recorded as a deferred financing cost and is being amortized over the life of the note using the effective interest method.

At June 30, 2012, there were 596,000 warrants outstanding and exercisable with a weighted average exercise price of $0.12. The weighted average remaining contractual term for these warrants at June 30, 2012 was 4.71 years. The warrants had no intrinsic value at June 30, 2012.

8	Asset Retirement Obligation

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for the six months ended June 30, 2012 is shown below:

For the six months ended
June 30, 2012
Asset retirement obligations, January 1, 2012	2,208,867
Additions and revisions	-
Settlement and disposals	-
Accretion expense	89,335
Asset retirement obligation, June 30, 2012	2,298,202

9	Subsequent Events

On August 13, 2012 the Company entered into a Securities Purchase Agreement with a private investment group for a financing consisting of a series of $1 million Unsecured Convertible Debentures, up to a total of $3 million. The financing is to be used for the drilling and completion of wells included in the company's inventory of Proved Undeveloped reserves (“PUD”).

Each debenture will be due and payable two years from issuance, with interest payable quarterly at an equivalent rate of 12% per annum in either cash or common shares, and be convertible into shares of the Company's common stock at a conversion rate of $0.10 per share. Warrants, expiring in two years and exercisable into common shares, will also be issued with the funding of each debenture equivalent to one warrant for each converted share and will be exercisable into common shares at $0.23 per share. The warrants are non-transferable.

Holdings by the investment group, including conversion of shares and exercise of warrants is limited to 19.9% of the outstanding shares of the Company without the approval of a majority of the outstanding existing shareholders.

As of August 14, 2012 the Company has issued a $2 million convertible note and 20 million warrants related to the Securities Purchase Agreement as discussed above.

The investment group has the right to appoint 3/5 of the members of the Board of Directors as a condition to the investment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $1,359,000 for the six months ended June 30, 2012 and a net loss of $906,000 and $2,062,000 for the years ended December 31, 2011 and 2010. We have a working capital deficiency and an accumulated deficit at June 30, 2012 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

A Comparison of Operating Results For The Three Months Ended June 30, 2012 and June 30, 2011

We recorded a net loss of $158,000 during the three months ended June 30, 2012 compared to a net loss of $22,000 for the three months ended June 30, 2011. During the three months ended June 30, 2012, our revenues were comprised of oil and gas sales totaling $555,000 compared with oil and gas sales of $642,000 during the same period of 2011. Oil and gas prices were lower and there was a slight decrease in production for the second quarter of 2012 as compared to the same period of 2011. Our net average daily production for the three month period ended June 30, 2012 decreased by 6% over the same period of the prior year, from 62 net barrels of oil equivalent per day to 58 net barrels of oil equivalent per day. Oil and gas prices decreased by 9% for the three month period ended June 30, 2012 over the same period of the prior year. The weighted average price decreased from $115.76 per barrel of oil equivalent to $105.02 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $725,000 for the three months ended June 30, 2012 compared to expenses of $676,000 for the three months ended June 30, 2011. Our general and administrative expenses were $455,000 for the three months ended June 30, 2012 compared to $351,000 for the three months ended June 30, 2011. The increase is primarily the result of increased payroll and legal expenses.

Interest and financing costs increased for the three months ended June 30, 2012 compared to the same period in 2011 at $259,000 and $56,000 respectively. Interest and financing costs were higher in the second quarter of 2012 due to higher debt and the amortization of note discounts and deferred financing costs.

Lease operating expenses of $189,000, production taxes of $29,000 and depletion, depreciation and amortization of $135,000 during the three months ended June 30, 2012 changed from $163,000, $24,000, and $139,000, respectively, during the three months ended June 30, 2011. The expenses were consistent for the second quarter of 2012 compared to the same period of 2011 due to the fact that production was consistent with only a 6% decrease from the second quarter of 2011 to the second quarter of 2012.

During the three months ended June 30, 2012, we had a foreign exchange gain of $341,000, compared to a $56,000 foreign exchange gain for the three months ended June 30, 2011. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange gain for the three months ended June 30, 2012 was caused by the strengthening of the US dollar against the Canadian dollar.

A Comparison of Operating Results For The Six Months Ended June 30, 2012 and June 30, 2011

We recorded a net loss of $1,359,000 during the six months ended June 30, 2012 compared to a net loss of $643,000 for the six months ended June 30, 2011. During the six months ended June 30, 2012, our revenues were comprised of oil and gas sales totaling $1,005,000 compared with oil and gas sales of $1,292,000 during the same period of 2011. Oil and gas prices were consistent but production decreased for the first six months of 2012 as compared to the same period of 2011. Our net average daily production for the six month period ended June 30, 2012 decreased by 22% over the same period of the prior year, from 67 net barrels of oil equivalent per day to 52 net barrels of oil equivalent per day. Oil and gas prices were consistent for the six month period ended June 30, 2012 over the same period of the prior year. The weighted average price was $105.72 and $105.81 per barrel of oil equivalent for the six months ended 2012 and 2011 respectively. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $2,390,000 for the six months ended June 30, 2012 compared to expenses of $1,960,000 for the six months ended June 30, 2011. Our general and administrative expenses were $1,158,000 for the six months ended June 30, 2012 compared to $827,000 for the six months ended June 30, 2011. The increase is primarily the result of increased compensation expense related to the issuance of stock and increased payroll and legal expenses.

Interest and financing costs increased for the six months ended June 30, 2012 compared to the same period in 2011 at $479,000 and $115,000 respectively. Interest and financing costs were higher in the first two quarters of 2012 due to higher debt and the amortization of note discounts and deferred financing costs.

Lease operating expenses of $511,000, production taxes of $57,000 and depletion, depreciation and amortization of $247,000 during the six months ended June 30, 2012 changed from $371,000, $36,000, and $310,000, respectively, during the six months ended June 30, 2011. Lease operating expenses were higher for the six months ended June 30, 2012 due to repairs and maintenance on the field. Production taxes were higher for the six months ended June 30, 2012 compared to the same period in 2011 as a result of changes in tax classifications on some producing wells. The decrease in depletion, depreciation and amortization charges were due to decreased production for the six months ended June 30, 2012.

During the six months ended June 30, 2012, we had a foreign exchange gain of $62,000, compared to a $301,000 foreign exchange loss for the six months ended June 30, 2011. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange gain for the six months ended June 30, 2012 was caused by the strengthening of the US dollar against the Canadian dollar.

Liquidity and Capital Resources

General

To date, our production has not been sufficient to fund our operations and drilling program. At June 30, 2012, we do not have any available borrowing capacity and have negative working capital of approximately $7.4 million.

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

A Comparison of Cash Flow For The Six Months Ended June 30, 2012 and June 30, 2011

Our net cash used in operating activities was $463,000 for the six months ended June 30, 2012 as compared to net cash provided by operating activities of $43,000 for the six months ended June 30, 2011, a decrease of $506,000. The decrease in net cash provided by operating activities for the six months ended June 30, 2012 was primarily due to a higher net loss and partially offset by an increase in non cash items. Changes in working capital items had the effect of decreasing cash flows from operating activities by $4,000 during the six months ended June 30, 2012 mainly due to an increase in accounts payable and accrued liabilities of $36,000 and a decrease and prepaid expenses and other current assets of $52,000 and offset by an increase in accounts receivable of $92,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $112,000 during the six months ended June 30, 2011 primarily due to an increase in accounts receivable of $59,000 and a decrease to accounts payable and other accrued liabilities of $48,000.

We used $31,000 of net cash in investing activities during the six months ended June 30, 2012 compared to net cash used of $90,000 in 2011. The cash used in investing in 2012 and 2011 was for the purchase and development of oil and gas properties.

Our net cash provided by financing activities was $892,000 for the six months ended June 30, 2012 compared to $53,000 for the same period in 2011. For the six months ended June 30, 2012, net cash outflows from financing activities were a result of the issuance of notes, net of fees, of $1,191,000, of which $250,000 was to related parties, offset by payments against outstanding notes of $655,000, and payments of deferred financing costs of $65,000. Proceeds of $420,000 were received during the second quarter of 2012 for the issuance of 7,000,000 shares of common stock at $0.06 per share in a private placement. For the six months ended June 30, 2011, net cash inflows from financing activities were a result of the issuance of notes of $551,000 of which $500,000 was to related parties offset by payments against outstanding notes of $498,000 of which $160,000 was to related parties.

We have no other commitments to expend additional funds for drilling activities for the rest of 2012.

How We Have Financed Our Activities

On July 29, 2009 we closed the final tranche of a Private Placement of 6.67 million shares of our common stock at $0.30 per share for total proceeds of $2.0 million. In conjunction with this placement, finders’ fees were paid to two firms in Vancouver, BC in the amount of $96,839 and finders’ warrants were issued for the purchase of 538,000 shares of common stock exercisable through July 29, 2010 at $0.50 per share. The net proceeds of the private placement were used to close the Dune Transaction and for working capital purposes.

On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. As of March 31, 2010 additional deep rights were assigned to Dune valued at $93,000 and were recorded as a reduction to the note payable. As of June 30, 2012 the balance of the note payable to Dune was approximately $157,000.

We re-purchased our remaining outstanding 8% Secured Debenture debt totaling $2.0 million and an additional $821,000 of accrued interest from various holders with the payment of $256,000 and the issuance of 1.17 million shares of our common stock at a deemed price of $0.30 per share. The issuance of the shares occurred during the third quarter of 2009.

On July 31, 2012 we received final approval from the TSX Venture Exchange for the issuance of 7 million shares of our common stock in a private placement. The shares were issued at $0.06 per share for a total raise of $420,000.

On August 13, 2012 we entered into a Securities Purchase Agreement with a private investment group for a financing consisting of a series of $1 million Unsecured Convertible Debentures, up to a total of $3 million. The financing is to be used for the drilling and completion of wells included in our inventory of Proved Undeveloped reserves ("PUD").

Each debenture will be due and payable two years from issuance, with interest payable quarterly at an equivalent rate of 12% per annum in either cash or common shares, and be convertible into shares of ANEC common stock at a conversion rate of $0.10 per share. Warrants, expiring in two years and exercisable into common shares, will also be issued with the funding of each debenture equivalent to one warrant share for each converted share and will be exercisable into common shares at $0.23 per share. The warrants are non-transferable.

Holdings by the investment group, including conversion of shares and exercise of warrants is limited to 19.9% of our outstanding shares without the approval of a majority of the outstanding existing shareholders.

The investment group has the right to appoint 3/5 of the members of the Board of Directors as a condition to the investment.

As of August 14, 2012, we have issued a $2 million convertible note and 20 million warrants related to the Securities Purchase Agreement as discussed above.

Future Capital Requirements and Resources

At June 30, 2012, we do not have any available borrowing capacity under existing credit facilities and our current assets are $700,000 compared with current liabilities of $8.1 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2012. In addition, we have substantial need for capital to develop our oil and gas prospects. At June 30, 2012, we have no commitments for additional capital to fund drilling activities in 2012.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2011, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of August 14, 2012.

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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: August 14, 2012	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer