Form 10-Q
period 2012-09-30
American Natural Energy Corp
filed 2012-11-14
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2012; or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _____________ to _____________.

Commission File Number 0-18956

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

Yes [_]        No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2012, 26,405,085 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets – September 30, 2012 and December 31, 2011	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss Three Months and Nine Months Ended September 30, 2012 and September 30, 2011	4
	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2012 and September 30, 2011	5
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.	Controls and Procedures	23

PART II – OTHER INFORMATION
Item 6.	Exhibits	24

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2012	December 31, 2011
	$	$

ASSETS
Current assets:
Cash and cash equivalents	336,666	-
Restricted cash	497,000	-
Accounts receivable – joint interest billing	91,929	22,104
Accounts receivable – oil and gas sales	131,200	31,963
Prepaid expenses and other	104,730	84,141
Oil inventory	29,458	26,484
Deferred financing costs	104,282	-
Total current assets	1,295,265	164,692
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $21,768,281 and $21,542,440	18,197,387	15,932,509
Unproved oil and natural gas properties	675,201	571,796
Equipment and other fixed assets, net of accumulated depreciation of $1,149,718 and $1,131,053	28,513	47,178
Other deferred costs	-	105,000
Total assets	20,196,366	16,821,175

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	3,665,303	2,276,534
Revenue payable	3,521,711	3,460,249
Accounts payable – related parties	-	49,936
Accrued interest	56,655	58,510
Insurance note payable	58,485	48,163
Notes payable – related parties net of discounts of $19,455 and $0 respectively	888,678	685,911
Note payable, net of discounts of $134,595 and $0 respectively (Note 4)	1,527,893	952,527
Taxes due on dissolution of subsidiary	40,252	45,252
Total current liabilities	9,758,977	7,577,082

Debenture payable, net of discounts of $834,420 and $0 respectively	1,165,580	-
Asset retirement obligation	2,344,790	2,208,867
Total liabilities	13,269,347	9,785,949

Commitments and contingencies

Stockholders' equity :
Common stock (Note 6) Authorized – 250,000,000 shares with par value of $0.001 – 26,405,085 and 13,431,954 shares issued and outstanding respectively	26,405	13,432
Additional paid-in capital	25,445,964	23,451,773
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(22,794,669)	(20,228,381)
Accumulated other comprehensive income	4,249,319	3,798,402
Total stockholders' equity	6,927,019	7,035,226
Total liabilities and stockholders' equity	20,196,366	16,821,175

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
For the three-month and nine-month periods ended September 30, 2012 and 2011

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	$	$	$	$
Revenues:
Oil and gas sales	504,029	595,185	1,509,027	1,886,765
Operations income	11,923	11,922	38,122	37,964
	515,952	607,107	1,547,149	1,924,729

Expenses:
Lease operating expense	280,962	238,179	791,598	608,993
Production taxes	29,371	21,134	86,373	57,313
General and administrative	421,987	365,561	1,580,242	1,192,388
Foreign exchange (gain) loss	546,098	(696,929)	484,438	(395,900)
Interest and financing costs	368,507	59,428	847,319	174,743
Depletion, depreciation and amortization – oil and gas properties	81,839	95,949	225,841	293,878
Accretion of asset retirement obligation	46,588	42,866	135,923	141,316
Depreciation and amortization – other assets	4,881	6,897	18,665	20,696

Total expenses	1,780,233	133,085	4,170,399	2,093,427

Other income
Gain on settlement of debt	56,962	-	56,962	-

Net income (loss)	(1,207,319)	474,022	(2,566,288)	(168,698)

Other comprehensive income– net of tax:
Foreign exchange translation	512,577	(696,929)	450,917	(395,900)

Other comprehensive income ( loss)	512,577	(696,929)	450,917	(395,900)

Comprehensive loss	(694,742)	(222,907)	(2,115,371)	(564,598)

Basic and diluted loss per share	(0.05)	(0.04)	(0.12)	(0.01)

Weighted average number of shares outstanding
Basic	25,949,599	13,431,954	21,033,945	13,431,954
Diluted	25,949,599	13,431,954	21,033,945	13,431,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine-month periods ended September 30, 2012 and 2011

	Nine months ended September 30,
	2012	2011
	$	$

Cash flows from operating activities:
Net loss	(2,566,288)	(168,698)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	244,506	314,574
Accretion of asset retirement obligation	135,923	141,316
Foreign exchange (gain) loss	484,438	(395,900)
Noncash compensation expense	397,787	274,787
Amortization of deferred financing costs	287,040	-
Amortization of debt discount	285,403	-
Gain on settlement of debt	(56,962)	-
Changes in components of working capital:
Accounts receivable	(169,062)	(77,004)
Oil inventory	(3,070)	(5,705)
Prepaid expenses and other current assets	(20,589)	(13,138)
Accounts payable, accrued liabilities and interest	(152,254)	88,289

Net cash provided by (used in) operating activities	(1,133,128)	158,521

Cash flows from investing activities:
Purchase and development of oil and gas properties	(1,183,008)	(131,872)

Net cash used in investing activities	(1,183,008)	(131,872)

Cash flows from financing activities:
Payment of notes payable	(1,326,047)	(371,448)
Payment of notes payable-related party	(27,778)	(181,062)
Proceeds from issuance of notes payable	1,451,627	125,869
Proceeds from issuance of notes payable- related party	2,250,000	500,000
Shares issued for private placement	420,000	-
Payment of deferred financing costs	(115,000)	(85,000)

Net cash provided by (used in) financing activities	2,652,802	(11,641)

Increase in cash and cash equivalents	336,666	15,008

Cash beginning of period	-	8,658

Cash end of period	336,666	23,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the nine-month periods ended September 30, 2012 and 2011

	Nine months ended September 30,
	2012	2011
	$	$

Supplemental disclosures:
Interest paid, net of capitalized interest	267,907	129,398
Taxes paid	5,000	20,000

Non cash investing and financing activities:
Debt issued for restricted cash	497,000	-
Purchase of working interest through issuance of a note payable (Note 4)	-	226,847
Purchase of oil and gas properties in accounts payable	1,450,635
Deferred financing cost due to warrants issued	68,046	-
Debt discount due to liquidation rights transferred	39,619	-
Deferred financing cost due to common shares issued	110,776	-
Debt discount due to common shares issued	129,240	-
Debt discount on fees related to TCA debt	100,000	-
Related party debt discount due to conversion option and warrants issued	881,314	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012 and 2011

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the nine-month periods ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2012 are not indicative of the results that may be expected for the full year ending December 31, 2012.

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

Basic earnings (loss) per share is computed by dividing net income or loss (the numerator) by the weighted average number of shares outstanding during the period (the denominator). The diluted earnings (loss) per share is determined using the treasury method of shares outstanding as of September 30, 2012. This includes the net of new shares potentially created by unexercised in-the- money options. The method assumes that the proceeds that a company receives from in-the-money options exercised are used to repurchase common shares in the market. The Company had 2,505,000 vested and unexercised employee stock options and 20,813,391 vested and unexercised warrants outstanding as of September 30, 2012, with the outstanding employee stock options and warrants excluded from the calculation of diluted earnings per share as they were anti-dilutive.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012 and 2011

3	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $2,566,288 for the nine months ended September 30, 2012. The Company has a working capital deficit of $8,463,712 and an accumulated deficit of $22,794,669 at September 30, 2012 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

Notes payable and long-term debt as of September 30, 2012 and December 31, 2011 consisted of the following:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012 and 2011

	September 30, 2012	December 31, 2011

	$	$
Note payable – Citizens Bank of Oklahoma	255,921	422,465
Note payable – TCA Global Credit Master Fund	1,000,000	-
Discount on TCA Global Credit Master Fund note	(134,595)	-
Note payable – Dune Energy (Note 5)	-	157,017
Note payable – Leede Financial	406,567	373,045
Total third-party notes payable and long-term debt	1,527,893	952,527

Debenture payable – Palo Verde (Note 5)	2,000,000	-
Discount on Palo Verde debt	(834,420)	-
Note payable – TPC Energy	414,183	164,183
Discount on TPC Energy Note	(19,455)	-
Note payable – Mike Paulk	472,222	500,000
Note payable - Other	21,728	21,728
Total related party notes payable and long-term debt	2,054,258	685,911

Total notes payable and long-term debt	3,582,151	1,638,438
Less: Current portion	(2,416,571)	(1,638,438)

Total notes payable and long-term debt, net of current portion	1,165,580	-

On September 10, 2009, the Company entered into a $500,000 unsecured short-term note with interest at the rate of 6% per annum with Citizens Bank of Oklahoma. On January 31, 2012, the loan was modified with a new interest rate of 12% and a maturity date of July 31, 2012. On July 31, 2012, the loan was further modified to extend the maturity date to September 30, 2013 All accrued interest is payable monthly. Proceeds of $475,500 from the note were paid to the Company and the remaining proceeds of $24,500 were used to pay off a prior note with Citizens Bank of Oklahoma. Net payments of $166,543 were made during the nine months ended September 30, 2012. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 were recorded as a purchase price adjustment that lowered the note payable balance to $204,338 and during the year ended December 31, 2011, cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183. During the first quarter of 2012 TPC Energy advanced an additional $250,000 to the Company with repayment of the loan due one year from the date of advancement and with interest payable monthly. In addition to the additional $250,000, the Company assigned 50% of its interest in its share of the Liquidation Agents account distributions to TPC Energy for the life of the note. The rights were valued at $39,619 and were recorded as a discount on the note, which is being amortized over the life of the note using the effective interest method. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of September 30, 2012.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012 and 2011

On February 17, 2011, the Company entered into a $500,000 note payable with Mike Paulk and Steven Ensz, directors of the Company, with an annual interest rate of 10%. The note, initially due February 15, 2012 has been renewed and extended until February 15, 2013. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment or a troubled debt restructuring. Payments totaling $27,778 have been made as of September 30, 2012.

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

In January 2012, the first tranche TCA debt of $1 million was issued. The debt is due on December 29, 2012 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Fees paid in cash and common stocks to TCA Global Credit Master Fund, LP of $195,440 were recorded as a debt discount. As of September 30, 2012 the first tranche TCA debt was paid in full and debt discount was fully amortized.

In connection with the issuance of first tranche TCA debt, the Company paid cash fees and issued shares and warrants to other third parties valued at $273,833. These cash fees, common shares and warrants were recorded as deferred financing costs, which were fully amortized as of September 30, 2012.

In August 2012, the second tranche TCA debt of $1 million was issued. The debt is due on August 31, 2013 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Out of $1 million debt proceed, $333,333 was used to pay off the remaining principal balance of the first tranche TCA debt, $497,000 was kept in escrow account to pay off two legal settlements, and net proceeds of $111,167 was received by the Company. Fees paid and to be paid in cash totaling $157,500 to TCA Global Credit Master Fund, LP were recorded as a debt discount. As of September 30, 2012, $22,905 of debt discount has been amortized.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012 and 2011

In connection with the issuance of second tranche TCA debenture, the Company paid cash fees and issued shares and warrants to other third parties valued at $117,489. These cash fees, common shares and warrants were recorded as deferred financing costs, of which $17,313 have been amortized as of September 30, 2012.

In December, 2009, the Company entered into a $373,045 unsecured short-term note with Leede Financial with an interest of 12% per annum. The note is payable in Canadian dollars. The maturity date of the note has been extended to December 31, 2012. The Company evaluated the application of ASC 470-50 and ASC470-60 and concluded the revised term constituted a debt modification. As a result of the change in the exchange rates, the debt amount (in US dollars) increased to $406,567 as of September 30, 2012 and the increase of $33,521 was recognized as loss on foreign exchange translation on the statements of operations.

5	Convertible Debentures

On August 4, 2009 the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune Energy, Inc. (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company valued at $93,000 and paid Dune $1 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The first installment was timely paid. The note payable to Dune of $157,000 was settled for $105,000 on August 13, 2012 and a gain on settlement of debt of $52,000 was recorded in the third quarter of 2012.

On August 13, 2012, the Company entered into a Securities Purchase Agreement with Palo Verde Acquisitions, LLC, pursuant to which the Company sold to Palo Verde (1) a $2,000,000 12% unsecured, convertible Debenture due August 13, 2014 (the "Palo Verde Debenture") and (2) warrants to purchase up to 20,000,000 shares of common stock of the Company at an exercise price of US$0.23 per share and expiring on August 13, 2014 (the "Warrants"). The aggregate consideration paid to the Company by Palo Verde for the Palo Verde Debenture and the Warrants was $2,000,000.

Interest on the outstanding principal amount of the Palo Verde Debenture will accrue at a rate of 12% per annum, and is payable by the Company on a quarterly basis. At the Company's election, interest may be payable by the Company in shares of common stock of the Company in lieu of cash. The entire principal amount of the Palo Verde Debenture is due on August 13, 2014. The Company may not prepay any portion of the principal amount of the Palo Verde Debenture without the prior written consent of Palo Verde.

At any time prior to the payment of the Palo Verde Debenture in full, Palo Verde may elect, in its sole discretion, to convert all or part of the principal amount of the Palo Verde Debenture into shares of common stock of the Company at a conversion rate of US$0.10 per share of common stock. Notwithstanding the foregoing, Palo Verde may not convert any principal amount of the Palo Verde Debenture into common shares of the Company if, following such conversion, Palo Verde and its affiliates would own more than 19.9% of the number of shares of common stock of the Company then outstanding (the "Beneficial Ownership Limitation"). The same Beneficial Ownership Limitation applies to the exercise by Palo Verde of any Warrants. The Palo Verde Debenture contains customary adjustment provisions for certain corporate events, such as the payment of stock dividends and stock splits. The Palo Verde Debenture also contains customary events of default.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012 and 2011

The Company analyzed the convertible debt and the warrants issued for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable.

The Company further analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $140,657 and was recorded as debt discount.

In addition, the relative fair value of the warrants was measured using the Black-Scholes Option Pricing Model (see Note 7). The relative fair value was determined to be $740,657. Total value of the beneficial conversion feature and the relative fair value of warrants is $881,314, which was recorded as debt discount. As of September 30, 2012, $46,894 of debt discount has been amortized.

Pursuant to the Palo Verde Purchase Agreement, Palo Verde may purchase from the Company an additional $1,000,000 12% convertible debenture and additional warrants to purchase up to 10,000,000 shares of common stock of the Company at an exercise price of US$0.23 per share (such additional debenture and additional warrants, the "Additional Securities") for a total payment of an additional $1,000,000. Prior to the consummation of any such additional purchase and pursuant to the Palo Verde Purchase Agreement, the Company has agreed to hold an annual stockholders meeting in 2012 to, among other things, submit to the stockholders a proposal to permit Palo Verde to convert the Palo Verde Debenture and exercise the Warrants (and to convert and exercise, respectively, any Additional Securities purchased) without the limitation of the Beneficial Ownership Limitation.

6	Common Stock

In connection with the financing agreement entered into with TCA Global Credit Master Fund, LP during the first quarter of 2012 the Company paid an Equity Incentive Fee of $150,000 worth of 1,764,706 Restricted Shares of ANEC stock. The shares carry a nine (9) month ratchet whereby either party is obligated to refund (by the Investor) or issue (by the Company) shares to equal the initial value. The relative fair value of the shares of $129,240, in addition to cash fees paid to TCA of $66,200, was recorded as a discount on the note and is being amortized over the life of the note using the effective interest method (see Note 4).

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012 and 2011

In connection with the closing of the $1 million second tranche in August 2012, the Company issued finder’s fees consisting of the following: 476,190 shares of common stock of the Corporation, 217,391 warrants to purchase the common stock of the Corporation at an exercise price of $0.23 per share with a contractual term of two years. The fair values of the shares of $50,000 and the warrants of $17,489 were recorded as deferred financing costs and are being amortized over the life of the note using the effective interest method.

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

In connection with the closing of the $2 million Palo Verde Acquisition LLC convertible debt, the Company issued 20 million warrants (see Note 5). The fair value of the beneficiary conversion feature and relative fair value of the warrants totaling $881,314 were recorded as debt discount and an addition to additional paid-in capital.

7	Stock-based compensation, stock options and warrants

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

For the nine months ended September 30, 2012, the Company recognized compensation costs of approximately $149,000 related to stock options issued September 8, 2009 and November 30, 2010. At September 30, 2012, there was no unrecognized compensation costs related to non-vested stock options granted on September 8, 2009 and November 30, 2010.

At September 30, 2012 there were 2,505,000 options outstanding and exercisable with a weighted average exercise price of $0.41.The weighted average remaining contractual term for these outstanding and exercisable options at September 30, 2012 was 3 years. The exercisable options had no intrinsic value at September 30, 2012.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012 and 2011

As discussed in Note 6 above, the Company issued 596,000 warrants in February 2012 and 217,391 warrants in September 2012 in connection with the financing agreement entered into with TCA Global Credit Master Fund, LP during the first quarter of 2012. The Company issued 20,000,000 warrants in August 2012 in connection with the debenture agreement entered into with Palo Verde Acquisition, LLC. The fair value of these warrants was estimated on the date of the grant using a Black-Scholes valuation model that uses the following weighted average assumptions:

Warrants Granted in February 2012
Expected term, in years	5.00
Risk-Free interest rate	0.88%
Expected volatility	279.87%
Expected Dividend Rate	None

Warrants Granted in August 2012
Expected term, in years	2.00
Risk-Free interest rate	0.27%
Expected volatility	238.08%
Expected Dividend Rate	None

Warrants Granted in September 2012
Expected term, in years	2.00
Risk-Free interest rate	0.25%
Expected volatility	317.86%
Expected Dividend Rate	None

The fair value of the warrants issued in February 2012 and September 2012 was determined to be $50,557 and $17,489 respectively, and was recorded as a deferred financing cost and is being amortized over the life of the note using the effective interest method (see Note 4). The relative fair value of the warrants issued in August 2012 was determined to be $140,657 and is recorded as debt discount and is being amortized over the life of the note using the effective interest method (see Note 5).

At September 30, 2012, there were 20,813,391 warrants outstanding and exercisable with a weighted average exercise price of $0.23. The weighted average remaining contractual term for these warrants at September 30, 2012 was 1.94 years. The warrants had intrinsic value of $2,500 at September 30, 2012.

8	Asset Retirement Obligation

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations for the nine months ended September 30, 2012 is shown below:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2012 and 2011

For the nine months ended
September 30, 2012
Asset retirement obligations, January 1, 2012	2,208,867
Additions and revisions	-
Settlement and disposals	-
Accretion expense	135,923
Asset retirement obligation, September 30, 2012	2,344,790

.

9	Subsequent Event

On October 9, 2012, the company amended the certain securities purchase agreement with TCA Global Credit Master Fund, LP and purchased back 1,764,706 common shares formerly issued to TCA for an aggregate amount of $150,000.

On October 31, 2012 the Company sold an additional $1 million debenture to TCA Global Credit Master Fund, LP pursuant to the financing agreement dated December 29, 2011 (Note 4).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $2,566,000 for the nine months ended September 30, 2012 and a net loss of $906,000 and $2,062,000 for the years ended December 31, 2011 and 2010. We have a working capital deficiency and an accumulated deficit at September 30, 2012 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

A Comparison of Operating Results For The Three Months Ended September 30, 2012 and September 30, 2011

We recorded a net loss of $1,207,000 during the three months ended September 30, 2012 compared to net income of $474,000 for the three months ended September 30, 2011. During the three months ended September 30, 2012, our revenues were comprised of oil and gas sales totaling $504,000 compared with oil and gas sales of $595,000 during the same period of 2011. Oil and gas prices were consistent and there was a decrease in production for the third quarter of 2012 as compared to the same period of 2011. Our net average daily production for the three month period ended September 30, 2012 decreased by 14% over the same period of the prior year, from 63 net barrels of oil equivalent per day to 54 net barrels of oil equivalent per day. Oil and gas prices decreased by 1% for the three month period ended September 30, 2012 over the same period of the prior year. The weighted average price decreased from $103.26 per barrel of oil equivalent to $102.35 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $1,780,000 for the three months ended September 30, 2012 compared to expenses of $133,000 for the three months ended September 30, 2011. Our general and administrative expenses were $422,000 for the three months ended September 30, 2012 compared to $366,000 for the three months ended September 30, 2011. The increase is primarily the result of increased professional fees.

Interest and financing costs increased for the three months ended September 30, 2012 compared to the same period in 2011 at $369,000 and $59,000 respectively. Interest and financing costs were higher in the third quarter of 2012 due to higher debt and the amortization of note discounts and deferred financing costs.

Lease operating expenses of $281,000, production taxes of $29,000 and depletion, depreciation and amortization of $133,000 during the three months ended September 30, 2012 changed from $238,000, $21,000, and $146,000, respectively, during the three months ended September 30, 2011. The expenses were consistent for the third quarter of 2012 compared to the same period of 2011.

During the three months ended September 30, 2012, we had a foreign exchange loss of $546,000, compared to a $697,000 foreign exchange gain for the three months ended September 30, 2011. Our foreign exchange gains and losses arise out of the debt payable to Leede Financial and an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which are payable in Canadian dollars. The foreign exchange loss for the three months ended September 30, 2012 was caused by the weakening of the US dollar against the Canadian dollar.

During the three months ended September 30, 2012, we had a gain on settlement of debt of $57,000. This is primarily due to the settlement of our note payable with Dune Energy. There was not such gain for the same period of 2011.

A Comparison of Operating Results For The Nine Months Ended September 30, 2012 and September 30, 2011

We recorded a net loss of $2,566,000 during the nine months ended September 30, 2012 compared to a net loss of $169,000 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, our revenues were comprised of oil and gas sales totaling $1,509,000 compared with oil and gas sales of $1,887,000 during the same period of 2011. Oil and gas prices were consistent but production decreased for the first nine months of 2012 as compared to the same period of 2011. Our net average daily production for the nine month period ended September 30, 2012 decreased by 20% over the same period of the prior year, from 66 net barrels of oil equivalent per day to 53 net barrels of oil equivalent per day. Oil and gas prices were consistent for the nine month period ended September 30, 2012 over the same period of the prior year. The weighted average price was $104.57 and $104.99 per barrel of oil equivalent for the nine months ended 2012 and 2011 respectively. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $4,170,000 for the nine months ended September 30, 2012 compared to expenses of $2,093,000 for the nine months ended September 30, 2011. Our general and administrative expenses were $1,580,000 for the nine months ended September 30, 2012 compared to $1,192,000 for the nine months ended September 30, 2011. The increase is primarily the result of increased compensation expense related to the issuance of stock and increased professional fees.

Interest and financing costs increased for the nine months ended September 30, 2012 compared to the same period in 2011 at $847,000 and $175,000 respectively. Interest and financing costs were higher in the first three quarters of 2012 due to higher debt and the amortization of note discounts and deferred financing costs.

Lease operating expenses of $792,000, production taxes of $86,000 and depletion, depreciation and amortization of $380,000 during the nine months ended September 30, 2012 changed from $609,000, $57,000, and $456,000, respectively, during the nine months ended September 30, 2011. Lease operating expenses were higher for the nine months ended September 30, 2012 due to repairs and maintenance on the field. Production taxes were higher for the nine months ended September 30, 2012 compared to the same period in 2011 as a result of changes in tax classifications on some producing wells. The decrease in depletion, depreciation and amortization charges were due to decreased production for the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, we had a foreign exchange loss of $484,000, compared to a $396,000 foreign exchange gain for the nine months ended September 30, 2011. Our foreign exchange gains and losses arise out of the debt payable to Leede Financial and an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which are payable in Canadian dollars. The foreign exchange loss for the nine months ended September 30, 2012 was caused by the weakening of the US dollar against the Canadian dollar.

During the nine months ended September 30, 2012, we had a gain on settlement of debt of $57,000. This is primarily due to the settlement of our note payable with Dune Energy. There was not such gain for the same period of 2011.

Liquidity and Capital Resources

General

To date, our production has not been sufficient to fund our operations and drilling program. At September 30, 2012, we do not have any available borrowing capacity and have negative working capital of approximately $8.5 million.

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

A Comparison of Cash Flow For The Nine Months Ended September 30, 2012 and September 30, 2011

Our net cash used in operating activities was $1,133,000 for the nine months ended September 30, 2012 as compared to net cash provided by operating activities of $159,000 for the nine months ended September 30, 2011, a decrease of $1,292,000. The decrease in net cash provided by operating activities for the nine months ended September 30, 2012 was primarily due to an increase in net loss of $2,398,000 offset by an increase in noncash items of $1,443,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $345,000 during the nine months ended September 30, 2012 mainly due to a decrease in accounts payable and accrued liabilities of $152,000 and offset by an increase in accounts receivable and other current assets of $193,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $8,000 during the nine months ended September 30, 2011 due to an increase in accounts receivable and other current assets of $96,000 and offset by an increase to accounts payable and other accrued liabilities of $88,000.

We used $1,183,000 of net cash in investing activities during the nine months ended September 30, 2012 compared to net cash used of $132,000 in 2011. The cash used in investing in 2012 and 2011 was for the purchase and development of oil and gas properties.

Our net cash provided by financing activities was $2,653,000 for the nine months ended September 30, 2012 compared to net cash used of $12,000 for the same period in 2011. For the nine months ended September 30, 2012, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $3,702,000, of which $2,250,000 was to related parties, offset by payments against outstanding notes of $1,354,000, of which $28,000 was to related parties, and payments of deferred financing costs of $115,000. Proceeds of $420,000 were received during the second quarter of 2012 for the issuance of 7,000,000 shares of common stock at $0.06 per share in a private placement. For the nine months ended September 30, 2011, net cash outflows from financing activities were a result of the issuance of notes of $626,000 of which $500,000 was to related parties offset by payments against outstanding notes of $553,000 of which $181,000 was to related parties, and payments of deferred financing costs of $85,000.

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

On August 4, 2009 we re-purchased and retired $7.8 million, plus accrued and unpaid interest, of its 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars with $1 million due at closing and an additional $300,000 due in quarterly payments commencing 90 days after resuming operations of the field. As of March 31, 2010 additional deep rights were assigned to Dune valued at $93,000 and were recorded as a reduction to the note payable. The note payable to Dune of $157,000 was settled for $105,000 on August 13, 2012 and a gain on settlement of debt of $52,000 was recorded in the third quarter of 2012.

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

On August 13, 2012, the Company entered into a Securities Purchase Agreement with Palo Verde Acquisitions, LLC, pursuant to which the Company sold to Palo Verde (1) a $2,000,000 12% unsecured Convertible Debenture due August 13, 2014 (the "Palo Verde Debenture") and (2) warrants to purchase up to 20,000,000 shares of common stock of the Company at an exercise price of US$0.23 per share and expiring on August 13, 2014 (the "Warrants"). The aggregate consideration paid to the Company by Palo Verde for the Palo Verde Debenture and the Warrants was $2,000,000.

Interest on the outstanding principal amount of the Palo Verde Debenture will accrue at a rate of 12% per annum, and is payable by the Company on a quarterly basis. At the Company's election, interest may be payable by the Company in shares of common stock of the Company in lieu of cash. The entire principal amount of the Palo Verde Debenture is due on August 13, 2014. The Company may not prepay any portion of the principal amount of the Palo Verde Debenture without the prior written consent of Palo Verde.

At any time prior to the payment of the Palo Verde Debenture in full, Palo Verde may elect, in its sole discretion, to convert all or part of the principal amount of the Palo Verde Debenture into shares of common stock of the Company at a conversion rate of US$0.10 per share of common stock. Notwithstanding the foregoing, Palo Verde may not convert any principal amount of the Palo Verde Debenture into common shares of the Company if, following such conversion, Palo Verde and its affiliates would own more than 19.9% of the number of shares of common stock of the Company then outstanding (the "Beneficial Ownership Limitation"). The same Beneficial Ownership Limitation applies to the exercise by Palo Verde of any Warrants. The Palo Verde Debenture contains customary adjustment provisions for certain corporate events, such as the payment of stock dividends and stock splits. The Palo Verde Debenture also contains customary events of default.

Pursuant to the Palo Verde Purchase Agreement, Palo Verde may purchase from the Company an additional $1,000,000 12% convertible debenture and additional warrants to purchase up to 10,000,000 shares of common stock of the Company at an exercise price of US$0.23 per share (such additional debenture and additional warrants, the "Additional Securities") for a total payment of an additional $1,000,000. Prior to the consummation of any such additional purchase and pursuant to the Palo Verde Purchase Agreement, the Company has agreed to hold an annual stockholders meeting in 2012 to, among other things, submit to the stockholders a proposal to permit Palo Verde to convert the Palo Verde Debenture and exercise the Warrants (and to convert and exercise, respectively, any Additional Securities purchased) without the limitation of the Beneficial Ownership Limitation.

Future Capital Requirements and Resources

At September 30, 2012, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1,295,000 compared with current liabilities of $9.8 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2012. In addition, we have substantial need for capital to develop our oil and gas prospects. At September 30, 2012, we have no commitments for additional capital to fund drilling activities in 2012.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2011, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. The material weaknesses as noted below have not been remediated as of November 14, 2012.

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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: November 14, 2012	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer