Form 10-K
period 2012-12-31
American Natural Energy Corp
filed 2013-04-01
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Mark One:

[x]   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2012; or

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

     Large accelerated filer_[ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [x]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes_[ ]___No_[x]___

     State Issuer’s revenues for its most recent fiscal year: $2,093,533.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2012: $937,521. (Non-affiliates have been determined on the basis of holdings set forth in Item 12 of this Annual Report on Form 10-K.)

     The number of shares outstanding of each of the Issuer’s classes of common equity, as of April 1, 2013, was 26,405,085 shares of Common Stock.

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

     Since 2002 through December 31, 2012, we returned to production 5 (4.86 net) well bores drilled by the prior owners on the Couba properties we acquired. Our drilling activities commenced in February 2003 and as of December 31, 2012, we had drilled and completed 9 (6.11 net) wells. For the year ended December 31, 2012, our combined production from all our producing wells (14 gross, 10.97 net) averaged approximately 84 (52 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

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

Oil and Gas Reserves

Reserves Estimation

We engaged a third-party engineering firm to prepare our reserve estimates comprising all of our estimated proved reserves (by volume) at December 31, 2012. Our Manager of Operations is the person primarily responsible for overseeing the preparation of the company’s reserve estimates. His qualifications include the following:

  35 years of practical experience in geology, petroleum engineering and reserve evaluation
  Bachelor of Science degree in Geology

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

The tables below set forth information as of December 31, 2012 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Collarini Associates. This report is included as Exhibit 99.1 to this Annual Report on Form 10-K. The qualifications of the technical persons at this firm primarily responsible for overseeing his firm’s preparation of the company’s reserve estimates are set forth below.

  Bachelor of Science Degree in Petroleum Engineering
  Over 30 years of practical experience in petroleum engineering and are members of the Society of Petroleum Evaluation Engineers (SPEE), Society of Petroleum Engineers (SPE) and the American Association of Petroleum geologists (AAPG).
  A registered Professional Engineer in the State of Texas

     The calculations which Collarini Associates used in preparation of such report were prepared using geological and engineering methods generally accepted by the petroleum industry and in accordance with Securities and Exchange Commission (“SEC”) guidelines. All estimates were prepared based upon a review of production histories and other geologic, economic, ownership and engineering data we believe to be accurate. The present value of estimated future net revenue shown is not intended to represent the current market value of the estimated oil and gas reserves we own.

	OIL	GAS	TOTAL
	(Mbbl)	(Mmcf)	(Mbble)

Proved developed producing	116	-	116
Proved developed non-producing	62	20	65
Proved undeveloped	546	2,756	1,006
Total proved	724	2,776	1,187

		Proved
		Developed
	Proved Developed	Non-
	Producing	producing	Proved Undeveloped	Total Proved

Estimated future net revenue(a)	$5,878,000	$4,439,000	$42,684,000	$53,001,000
Present value of future net revenue(b)	$4,133,000	$3,991,000	$31,999,000	$40,123,000
Standardized measure of discounted future net cash flows	$4,133,000	$3,991,000	$31,999,000	$40,123,000

_______________________

(a) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2012. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $105.76 per barrel of oil and $2.76 per mcf of gas.

(b) Present value of future net revenues represents estimated future net revenues discounted using an annual discount rate of 10%. The present value of future net revenue is equivalent to the standardized measure of discounted future net cash flows at December 31, 2012 as there is no future income tax provision.

     The future net revenue attributable to our estimated proved undeveloped reserves is calculated to be $42.7 million at December 31, 2012, with the present value thereof to be $32.0 million, based on us expending approximately $13.3 million during 2013 and an additional $412,700 in future periods to develop these reserves. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. At December 31, 2012, the capital necessary to develop these additional reserves was unavailable to us. Through December 31, 2012, we had expended approximately $20.2 million in exploration and development of the Bayou Couba properties.

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

     The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2012, all of our operations and reserves are located in that area.

Drilling Activity

     The following table sets forth information as to the wells we completed during the periods indicated. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2011		2012
	Gross	Net	Gross	Net
Development
Productive	0.0	0.0	1.0	1.0
Non- productive	-0-	-0-	-0-	-0-
Exploratory
Productive	-0-	-0-	-0-	-0-
Non- productive	-0-	-0-	-0-	-0-

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

     For the year ended December 31, 2012, we drilled and completed 1 (1 net) development well. Combined production from all our producing wells on the property averaged approximately 84 (52 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

Production Volumes, Revenue, Prices and Production Costs

     The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the years ended December 31, 2012 and 2011. All of our production was from our properties located in St. Charles Parish, Louisiana.

	Year Ended December 31,
	2012	2011
Net Production:
(1)
Oil (Mbbl)	19.0	18.1
Natural Gas
(Mmcf)	3.8	2.5
Oil Equivalent
(Mbble )	19.6	18.5

Oil and Natural
Gas Sales: (2)
Oil	$2,034,070	$1,937,607
Natural Gas	$9,419	$11,342

Total	$2,043,489	$1,948,949

Average Sales
Price:
Oil ($per Bbl)	$107.17	$107.01
Natural Gas
($per Mcf)	$2.49	$4.50
Oil Equivalent
($per Bble)	$104.21	$105.19

Oil and Natural
Gas Costs:
Lease operating
expenses	$1,003,802	$743,531
Production
Taxes	$112,214	$57,955
Depreciation,
depletion and
amortization	$725,090	487,491
Average
production cost
per unit of
production ($
per Bble)	$56.91	$43.26

(1) Includes only production owned by us and produced to our interest, less royalties and production due others. 357 and 403 barrels of oil were produced in December 2012 and 2011 but not sold until January 2013 and 2012, respectively, and are included in inventory at December 31, 2012 and 2011 at the lower of production cost and DD&A, or market.

Development, Exploration and Acquisition Expenditures

     The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2012	2011
Development Costs	$4,081,325	$231,483
Exploration Costs	-	-
Acquisition Costs	-	226,847
Sales of Properties	-	-
Capitalized Interest	-	-
Total	$4,081,325	$458,330

___________________

Acreage

     The following table sets forth as of December 31, 2012, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. “Gross” acres are the total number of acres in which we own a working interest. “Net” acres refer to gross acres multiplied by our fractional working interest.

Total Developed and
Developed(1)	Undeveloped(1)	Undeveloped

Area	Gross	Net	Gross	Net	Gross	Net
Louisiana	1,319	1,284	-	-	1,319	1,284
Total	1,319	1,284	-	-	1,319	1,284

      (1) Net acreage assumes that we maintain our existing working interest percentage in all future development.

Marketing

     Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2012, our oil sales to Sunoco, Inc of $2,034,070 accounted for 99.54% of our total oil and gas sales. We believe we are not materially dependent upon Sunoco for our sales as we believe there are numerous other purchasers for our oil and gas production at competitive prices. We believe that the loss of this customer would not have a material adverse effect on our results of operations or our financial position.

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

Regulation

General

     Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2012, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months; however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.

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

Employees

     As of December 31, 2012, we employed seven persons, of whom two were executive officers and three were operations personnel and two were accounting staff. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

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

Office

     Our principal office is located at 6100 South Yale, Suite 2010, Tulsa, Oklahoma 74136. Our leased premises include approximately 5,062 square feet and are leased for various terms expiring in 2014. The annual aggregate rental is $113,000. The facilities are considered adequate for our present activities.

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

Risks Relating to Us and the Oil and Gas Industry

Our Ability to Continue as a Going Concern is Uncertain.

     Our consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recorded a net loss of $3,318,462 and $905,792 in 2012 and 2011, respectively. We had a working capital deficiency at December 31, 2012 of approximately $9.6 million. Our revenue has not been sufficient to fund our operations. At December 31, 2012, our current assets are $437,000 compared with current liabilities of $10.1 million which include accounts payable, revenues payable, notes payable, and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2013. All the foregoing lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to pay our current liabilities and to continue to explore for and develop our oil and gas reserves.

     The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2012 includes an explanatory paragraph which states that we have sustained a substantial loss in 2012 and have a working capital deficiency and an accumulated deficit at December 31, 2012 that raise substantial doubt about our ability to continue as a going concern.

Our Current Liabilities as of December 31, 2012 Exceed Our Current Assets by $9.6 Million.

     As of December 31, 2012, our current assets were approximately $437,000 and our current liabilities were approximately $10.1 million. In order to meet our current obligations, we will need to raise additional capital. Without additional capital to meet these obligations, our continued operations cannot be assured. There can be no assurance that we will be successful in raising additional capital or that the terms on which such additional capital can be raised may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to reduce our current liabilities relative to our current assets could lead creditors to refuse to extend us further credit which could materially adversely affect our operations.

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

Any future acquisitions of oil and gas properties where we believe commercially recoverable quantities of oil and natural gas exist carry unknown risks, including potential unsuccessful drilling activities or environmental problems.

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

Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets.

     At December 31, 2012, based on the report of Collarini Associates, we claimed total estimated proved reserves of 724 Mbbl of oil and 2,776 Mmcf of natural gas (1,187 Mbble). Through December 31, 2012, we were able to return to production 5 (4.86 net) well bores drilled by prior owners on the Couba properties we acquired, and we had successfully completed 9 (6.11 net) wells. As of that time, our combined production from all our producing wells was approximately 84 (52 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.

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

Risks Relating to the Market for Our Securities

Absence of a Public Market for Our Common Shares.

     Our common shares presently have no trading market in the United States, and there can be no assurance as to the liquidity of any markets that may develop in the future for the common shares, the ability of the holders of common shares to sell their common shares in the United States or Canada or the price at which holders would be able to sell their common shares. Future trading prices of the common shares will depend on many factors, including, among others, our operating results and the market for similar securities.

A single beneficial owner of our common stock, Paul Alexander Ross, has the ability to obtain ownership of a significant percentage of our common stock and effect a change in control, which will allow him to control substantially all matters requiring shareholder approval.

     Paul Alexander Ross is the sole stockholder and president of Arkoma Natural Gas Company, Inc., which is the record holder of 3,400,000 shares, or 12.9%, of our outstanding common stock as of the date of this report, and the sole member and manager of Palo Verde, which is the holder of debentures and warrants that may be converted and exercised, respectively, for up to 60,000,000 shares of our common stock, which effectively provide Mr. Ross with the potential control of up to 73.4% of our outstanding shares of common stock assuming we do not issue any additional shares of common stock. Pursuant to the Palo Verde Purchase Agreement, we agreed to allow Palo Verde to designate three directors to serve on our board of directors, which constitutes a majority of our directors. Accordingly, Mr. Ross, through his ownership of Palo Verde, can control us through board representation. In addition, Mr. Ross has the ability to acquire a majority of our outstanding shares of common stock which would allow him to exert control of us through his ability to determine the outcome of the election of our directors, amend our certificate of incorporation and bylaws and to take other actions requiring the vote or consent of shareholders, including mergers, going private transactions and other extraordinary transactions, and the terms of these transactions. His potential ownership position may have the effect of delaying, deferring or preventing a change in control or a change in the composition of our board of directors. Mr. Ross may use his potentially large ownership position to address his own interests, which may be different from the interests of our other shareholders.

We do not anticipate paying any dividends on our common stock in the foreseeable future. As a result, you will need to sell your shares of common stock to receive any income or realize a return on your investment.

     We do not anticipate paying any dividends on our common stock in the foreseeable future. Any declaration and payment of future dividends to holders of our common stock may be limited by the provisions of the Oklahoma General Corporation Act and certain restrictive covenants in our senior secured credit facility and the indentures governing our senior unsecured notes. The future payment of dividends will be at the sole discretion of our board of directors and will depend on many factors, including our earnings, capital requirements, financial condition and other considerations that our board of directors deem relevant. As a result, to receive any income or realize a return on your investment, you will need to sell your shares of common stock. You may not be able to sell your shares of common stock at or above the price you paid for them.

The issuance of preferred stock could adversely affect the rights of the holders of common stock.

     Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series, to fix the number of shares constituting any such series, and to fix the rights and preferences of the shares constituting any series, without any further vote or action by the shareholders. The issuance of preferred stock by the board of directors could adversely affect the rights of the holders of our common stock. For example, such issuance could result in a class of securities outstanding that would have preferences with respect to voting rights and dividends and in liquidation over the common stock, and could (upon conversion or otherwise) enjoy all of the rights appurtenant to common stock. The board’s authority to issue preferred stock could discourage potential takeover attempts and could delay or prevent a change in control of the Company through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly. There are no issued and outstanding shares of preferred stock, there are no agreements or understandings for the issuance of preferred stock, and the board of directors has no present intention to issue preferred stock.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

     Our board of directors may attempt to use non-cash consideration to satisfy our obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or securities that are convertible into shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock (either restricted shares in private placements or registered shares), possibly at a discount to market in the future. These actions will result in dilution of the ownership interests of existing shareholders and may further dilute common stock book value, which dilution may be material.

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

     Readers are cautioned that the risk factors and uncertainties referred to above, as well as the risk factors described elsewhere in this Annual Report, in some cases have affected, and in the future could affect, our actual results and could cause our actual consolidated results during 2013 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Item 1B – Unresolved Staff Comments:

As of December 31, 2012, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

Item 2 - Properties:

A description of our properties appears in Item 1 of this Annual Report on Form 10-K.

Item 3 - Legal Proceedings:

     No legal proceedings are pending against us.

     A company has made a claim for payment of unpaid royalties which are recorded as liabilities at the balance sheet date. To date the company asserting the claim has not provided proof of ownership. We will attempt to resolve this claim on a reasonable basis.

Item 4 – Submission of Matters to a Vote of Security Holders:

     No matter was submitted during the fourth quarter of the year ended December 31, 2012 to a vote of security holders through the solicitation of proxies or otherwise.

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

     The following table sets forth the reported high and low sales prices, reported in United States dollars, for shares of our common stock as reported by the TSX Venture Exchange, for the periods indicated.

	Prices
	High	Low	Share
			Volume

2011
First Quarter	$ 0.38	$ 0.22	508,026
Second Quarter	$ 0.32	$ 0.13	139,993
Third Quarter	$ 0.24	$ 0.10	305,870
Fourth Quarter	$ 0.15	$ 0.07	722,050

2012
First Quarter	$ 0.10	$ 0.07	115,327
Second Quarter	$ 0.09	$ 0.05	91,584
Third Quarter	$ 0.15	$ 0.06	434,781
Fourth Quarter	$ 0.08	$ 0.05	981,507

2013
First Quarter through March 22, 2013	$ 0.09	$ 0.04	255,600

     As of March 22, 2013, we had 1,399 stockholders of record.

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

Issuer Purchases of Equity Securities

     No purchases of shares of our Common Stock, par value $.001 per share, were made by us or on our behalf or by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the U.S. Securities Exchange Act of 1934, as amended, during the year ended December 31, 2012.

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

     Our consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recorded a net loss of $3,318,462 and $905,792 in 2012 and 2011, respectively. We had a working capital deficiency at December 31, 2012 of approximately $9.6 million and an accumulated deficit at December 31, 2012 which leads to questions concerning our ability to meet our obligations as they come due. We have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and drilling participations. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas in addition to the quantities of oil and natural gas we sell. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.

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

     The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2012 includes an explanatory paragraph which states that we have sustained a substantial loss in 2012 and have a working capital deficiency and an accumulated deficit at December 31, 2012 that raise substantial doubt about our ability to continue as a going concern.

Statements of Operations

A Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

     We recorded a net loss of $3,318,462 during the year ended December 31, 2012 compared to a net loss of $905,792 during the year ended December 31, 2011. During the year ended December 31, 2012, our revenues were composed of oil and gas sales totaling $2,043,000 compared with oil and gas sales of $1,949,000 during the same period of 2011. Our oil sales for the twelve months ended December 31, 2012 were consistent with the same period of 2011. Production was lower for the first three quarter of 2012 compared to the same period of 2011 but fourth quarter 2012 production was higher than fourth quarter 2011 production due to mechanical problems in our field. Our net average daily production for the twelve month period ended December 31, 2012 was consistent over the same period of the prior year, from 84 (51 net) barrels of oil equivalent per day to 84 (52 net) barrels of oil equivalent per day. Oil prices were consistent at $107.17 and $107.01 for the twelve month period ended December 31, 2012 and December 31, 2011 respectively. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production and normal declines resulting as the reservoirs are depleted.

     We had expenses of $5,497,000 for the year ended December 31, 2012 compared to expenses of $2,905,000 for the year ended December 31, 2011. Our general and administrative expenses were $1,986,000 for the twelve months ended December 31, 2012 compared to $1,595,000 for the twelve months ended December 31, 2011. The increase of $391,000 is primarily due to increased compensation expense and increased professional fees.

     Interest and financing costs increased for the twelve months ended December 31, 2012 compared to the same period in 2012 at $1,328,000 and $235,000 respectively. Interest and financing costs were higher in 2012 due to higher debt and the amortization of note discounts and deferred financing costs.

     Lease operating expenses of $1,004,000, production taxes of $112,000 and depletion, depreciation and amortization of $749,000 during the year ended December 31, 2012 changed from $744,000, $58,000, and $515,000, respectively, during the year ended December 31, 2011. Lease operating expenses were in 2012 due to repairs and maintenance on the field. Production taxes were higher in 2012 as a result of changes in tax classifications on some producing wells. The increase in depletion, depreciation and amortization was due to a change in estimated reserves at December 31, 2012.

     We recorded a gain of $85,000 for the year ended December 31, 2012 related to the favorable settlement of our note payable with Dune Energy and accounts payable. There was no such gain for the year ended December 31, 2011.

     During the year ended December 31, 2012, we had a foreign exchange loss of $318,000, compared to a $242,000 foreign exchange gain for the year ended December 31, 2011. Our foreign exchange gains and losses arise out of the debt payable to Leede Financial and an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars. The foreign exchange loss for the twelve months ended December 31, 2012 was caused by the weakening of the US dollar against the Canadian dollar.

Liquidity and Capital Resources

     General

     At December 31, 2012 our current assets are $437,000 compared with current liabilities of $10.1 million which includes accounts payable, revenues payable, notes payable, and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2013.

     We have substantial need for capital to develop our oil and gas prospects. Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and through an increase in notes payable. Any capital expenditures for drilling purposes during 2013 will be partially funded from proceeds from the financing agreement that was finalized in February of 2012 with TCA Global Credit Master Fund, LP. We expect additional funding will be funded from the sale of drilling participations and equity capital. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transactions; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future.

Years Ended December 31, 2012 and December 31, 2011

     Our net cash used by operating activities was $1,302,000 for the twelve months ended December 31, 2012 as compared to net cash provided by operating activities of $238,000 for the twelve months ended December 31, 2011, a decrease of $1,540,000. The decrease in net cash provided by operating activities for the twelve months ended December 31, 2012 was primarily due to a decrease in accounts payable and accrued liabilities, an increase in accounts receivable and an increase in net loss. Changes in working capital items had the effect of decreasing cash flows from operating activities by $818,000 during the twelve months ended December 31, 2012 mainly due to a decrease in accounts payable and accrued liabilities of $205,000 and an increase in accounts receivable of $649,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $182,000 during the twelve months ended December 31, 2012, mainly due to an increase in accounts receivable of $149,000 and a decrease in accounts payable and other accrued liabilities of $102,000, offset by a decrease in prepaid expense of $67,000.

     We used $2,650,000 of net cash in investing activities during the twelve months ended December 31, 2012 compared to net cash used of $160,000 in 2011. The cash used in investing in 2012 and 2011 was for the purchase and development of oil and gas properties.

     Our net cash provided by financing activities was $3,983,000 for the twelve months ended December 31, 2012 compared to net cash used of $87,000 for the same period in 2011. For the twelve months ended December 31, 2012, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $5,730,000, of which $2,750,000 was to related parties, offset by payments against outstanding notes of $2,001,000, of which $56,000 was to related parties, and payments of deferred financing costs of $165,000. Proceeds of $420,000 were received during the second quarter of 2012 for the issuance of 7,000,000 shares of common stock at $0.06 per share in a private placement. For the twelve months ended December 31, 2011, net cash outflows from financing activities were a result of the issuance of notes of $629,000 of which $500,000 was to related parties offset by payments against outstanding notes of $626,000 of which $181,000 was to related parties, and payments of deferred financing costs of $90,000.

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

     On July 29, 2009 we closed the final tranche of a private placement of 6.67 million shares of our common stock at $0.30 per share for total proceeds of $2.0 million. In conjunction with this placement, we paid finders’ fees to two firms in Vancouver, British Columbia, in the amount of $96,839 and issued warrants to such finders for the purchase of an aggregate of 538,000 shares of common stock that were exercisable through July 29, 2010 at $0.50 per share. The net proceeds of the private placement were used to pay costs related to closing the transaction with Dune Energy, Inc. (“Dune”) (discussed below) and for working capital purposes.

     On August 4, 2009 we purchased and retired $7.8 million, plus accrued and unpaid interest, of our 8% Secured Debentures held by Dune (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field and settled outstanding issues between the companies. In exchange, we agreed to assign a portion of certain deep rights held by us and pay Dune a total of $1.3 million dollars, with $1.0 million paid at closing and the remaining $300,000 payable in quarterly payments commencing 90 days after resuming operations of the field. As of March 31, 2010, additional deep rights were assigned to Dune valued at $93,000 and were recorded as a reduction to the note payable. The balance of the note payable to Dune of $157,000 was settled for our $105,000 payment on August 13, 2012, and a gain on the settlement of such debt of $52,000 was recorded in the third quarter of 2012.

     We purchased and retired our remaining outstanding 8% Secured Debentures in the aggregate principal amount of $2.0 million and an additional $821,000 of accrued interest thereon from the various holders in consideration of our payment of $256,000 in cash and the issuance of 1.17 million shares of our common stock at a deemed price of $0.30 per share. The issuance of the shares occurred during the third quarter of 2009.

     We entered into a financing agreement with TCA Global Credit Master Fund, LP during the first quarter of 2012. Proceeds of the financing are were used for the drilling and completion of wells included in the Company’s inventory of proved undeveloped reserves (“PUD”). We have a commitment for a total amount of $3.0 million, before fees and expenses, through the issuance of a series of $1.0 million debentures. The debenture is secured by a first priority, perfected security interest and mortgage in oil and gas leases and properties. At no time shall the investor funds advanced exceed 65% of the drilling and completion cost of the PUD’s with the balance provided by our generated funds.

     In January 2012, the first $1.0 million debenture tranche was issued. The debenture matures on December 29, 2012, with principal payable monthly together with a mandatory redemption fee equal to 10% and interest of 5% per annum. Fees paid in cash and common stocks to TCA Global Credit Master Fund, LP of $195,440 were recorded as a debt discount. As of December 31, 2012 the first tranche TCA debt was paid in full and the debt discount was fully amortized. In connection with the issuance of first tranche TCA debt, the Company paid cash fees and issued shares and warrants to other third parties valued at $273,833.

     In August 2012, the second $1.0 million debenture tranche was issued. The debenture matures on August 31, 2013, with principal payable monthly together with a mandatory redemption fee equal to 10% and interest of 5% per annum. Out of $1 million debt proceed, $333,333 was used to pay off the remaining principal balance of the first tranche debenture, $497,000 was kept in escrow account to pay off two legal settlements, and the remaining net proceeds of $111,167 was received by us. As of December 31, 2012, the two legal cases were settled by paying the plaintiffs $374,767 and the remaining debt proceed of $122,233 in the escrow account was released and received by us. Fees paid and to be paid in cash totaling $157,500 to TCA Global Credit Master Fund, LP have been recorded as a debt discount. In connection with the issuance of second tranche TCA debenture, we paid cash fees and issued shares and warrants to other third parties valued at $117,489.

     In October 2012, the third $1.0 million debenture tranche was issued. The debenture matures on October 31, 2013, with principal payable monthly together with a mandatory redemption fee equal to 10% and interest of 5% per annum. Out of $1 million debt proceed, $187,882 was retained by the creditor as principal, redemption fee and interest repayments for the first two months of the debenture term. Fees paid and to be paid in cash to TCA Global Credit Master Fund, LP of $154,150 were recorded as a debt discount. In connection with the issuance of third tranche TCA debenture, we paid cash fees of $50,000 to other third parties.

     On July 31, 2012, we received final approval from the TSX Venture Exchange for the issuance of 7,000,000 shares of our common stock in a private placement. All such shares were sold at $0.06 in the private placement, resulting in gross proceeds of $420,000.

     On August 13, 2012, we entered into a Securities Purchase Agreement with Palo Verde Acquisitions, LLC (“Palo Verde”), pursuant to which we sold to Palo Verde (1) a $2,000,000 12% unsecured Convertible Debenture due August 13, 2014 (the “First Palo Verde Debenture”) and (2) warrants to purchase up to 20,000,000 shares of our common stock at a purchase price of $0.23 per share and expiring on August 13, 2014. The aggregate consideration received by us from Palo Verde for the First Palo Verde Debenture and the 20 million warrants was $2,000,000.

     On December 31, 2012, we sold to Palo Verde (1) a $1,000,000 12% unsecured Convertible Debenture due December 31, 2014 (the “Second Palo Verde Debenture”) and (2) warrants to purchase up to 10,000,000 shares of our common stock at a purchase price of $0.23 per share and expiring on December 31, 2014. As of December 31, 2012, the aggregate consideration received by us from Palo Verde for the Second Palo Verde Debenture and the 10 million warrants was $500,000. We received the remaining proceed of $500,000 in early January, 2013.

     Interest on the outstanding principal amount of both Palo Verde Debenture accrues at a rate of 12% per annum and is payable on a quarterly basis. At our election, interest may be paid in shares of our common stock in lieu of cash. We may not prepay any portion of the principal amount of either Palo Verde Debenture without the prior written consent of Palo Verde.

     At any time prior to the payment of the Palo Verde Debenture in full, Palo Verde may elect, in its sole discretion, to convert all or part of the principal amount of both Palo Verde Debenture into shares of our common stock at a conversion rate of $0.10 per share of common stock. Both Palo Verde Debentures contain customary adjustment provisions for certain corporate events, such as the payment of stock dividends and stock splits. The Palo Verde Debentures also contain customary events of default.

     In March 2013, the fourth tranche TCA debt of $1 million was issued. The debt is due on March 1, 2014 and is payable monthly with a mandatory redemption fee equal to 7% and interest of 5%. Out of $1 million debt proceed, $500,000 was withheld for the future development of wells and fees totaling $34,050 were withheld with net proceeds of $465,950 received us. We will also pay TCA $100,000 in cash in lieu of a stock bonus in issuance of the note.

Future Capital Requirements and Resources

     At December 31, 2012, our current assets are $437,000 compared with current liabilities of $10.1 million which includes accounts payable, revenues payable and notes payable. We have substantial needs for funds to pay our outstanding payables and debt due during 2013. In addition, we have substantial need for capital to develop our oil and gas prospects.

     Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations, and through an increase in notes payable. Any capital expenditures for drilling purposes during 2013 will be partially funded from proceeds from the financing agreement that was finalized in February of 2012 with TCA Global Credit Master Fund, LP. We expect additional funding will be funded from the sale of drilling participations and equity capital. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transactions.

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

     Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2012 and 2011, we have a deferred tax asset of approximately $8.1 million and $8.1 million for which we have recognized an $8.1 million and $8.1 million valuation allowance, respectively.

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

Stock-based Compensation

     Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for share based payments to employees in accordance with ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Off-Balance Sheet Arrangements

     We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Accounting Matters

In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 amends ASU 2011-05 and requires that entities disclose additional information about amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. Significant amounts reclassified out of AOCI are required to be presented either on the face of the consolidated Statements of Income and Comprehensive Income or in the notes to the financial statements. The requirements of ASU 2013-02 are effective for fiscal years and interim periods in those years beginning after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 to have a material impact on the financial statements.

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

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2012, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following deficiencies: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the consolidated financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in the Company’s financial accounting system. There is a risk that a material misstatement of the consolidated financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2) Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements.

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

     Despite the internal control deficiencies, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2012 in all material respects.

Item 9B – Other Information

     No information is required to be disclosed in response to this Item.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance:

Directors, Executive Officers and Significant Employees

     The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

Name	Age	Position
Directors and Executive Officers:

Michael K. Paulk	64	President and Director
Steven P. Ensz	61	Vice President, Finance, and Chief
		Financial Officer and Director
James L. Ferraro(1)	60	Director
Douglas B. MacGregor (1)	60	Director
William Yuan (1)	51	Director

Significant Employees:
Richard O. Mulford	60	Manager of Operations
Robert G. Snead	74	Exploitation Manager

____________________

    (1) Member of our Audit Committee

     Each Director of our company has been elected to serve until our next annual meeting of stockholders and until his successor has been elected and qualified.

     Michael K. Paulk. Mr. Paulk was elected as a director and appointed the President and Chief Executive Officer of the Company in July 2001. Mr. Paulk previously served as President and a director of Gothic Energy Corporation, a company then engaged in the acquisition, development, exploration and production of natural gas and oil, from October 1994 to January 2001, when it was acquired by Chesapeake Energy Corporation. Mr. Paulk has been involved in the oil and gas industry for more than 30 years.

     Steven P. Ensz. Mr. Ensz has been Vice-President, Finance and Chief Financial Officer and Secretary and a director of the Company since July 2001. He is a certified public accountant and is responsible for all of the Company’s financial disclosure and reporting. From March 1998 to January 2001, he held a similar position with Gothic Energy Corporation, and from July 1991 to February 1998, he was Vice-President, Finance of Anglo-Suisse, Inc., an oil and natural gas exploration and production company. Mr. Ensz has held various positions within the energy industry, including President of Waterford Energy, an independent oil and gas producer, for more than 25 years.

     James L. Ferraro. Mr. Ferraro has served as a director of the Company since August 13, 2012. Mr. Ferraro obtained his Bachelor of Business Administration in 1978 and Master of Science in Accounting in 1979 from the University of Miami. In 1983, he earned his Juris Doctor from the University of Miami School of Law. He became a Certified Public Accountant in 1980. Following his law school graduation, Mr. Ferraro represented athletes and worked for a civil litigation defense firm. In 1985, he launched his own mass tort and wrongful death litigation practice. In 1997, he opened another law firm, Kelley & Ferraro, with partner Michael V. Kelley in Cleveland, Ohio. Mr. Ferraro has focused his law practices in the areas of asbestos litigation, products liability, catastrophic personal injury and wrongful death, environmental disasters, toxic torts, defective drugs, medical malpractice, family law, white-collar criminal defense, False Claims Act qui tam matters and tax whistle-blower claims. Mr. Ferraro’s firms now handle nearly 50,000 asbestos cases, and are known for their environmental toxic tort practice. In 1996, Mr. Ferraro successfully went to trial against DuPont in the first case ever prosecuted against a chemical company for causing a birth defect. Because of that case, Mr. Ferraro was named one of the national finalists for Trial Lawyer of the Year in 1997. He is a member of the Ohio, New York, Florida and Massachusetts Bar Associations.

     Douglas B. MacGregor. Mr. MacGregor has served as a director of the Company since August 13, 2012. For the past five years, Mr. MacGregor has been retired from full time work and has focused on his personal investments and business portfolio. From 2002 until 2006, Mr. MacGregor was a partner in the Eyes of Texas Partners. From 1999 until 2001, he was a Fellow in the Harvard Leadership Initiative, an arm of the Harvard Business School. Prior to his Harvard Fellowship, he worked from 1993 until 1999 as vice president and general manager of five different divisions of Austin-based Dell Computer Corporation. While at Dell Computer Corporation, Mr. MacGregor spent two years as a member of the 15-member Executive Committee that managed operations. From 1992 until 1993, Mr. MacGregor was Vice President of Hardware of Data General Corporation. In 1986, Mr. MacGregor founded Solbourne Computer Incorporated, a Japanese-based company that partnered with Matsushita Electric Industrial Co., and in 1987 Solbourne Computer Incorporated relocated to the United States in Colorado and started the clone market for UNIX workstations in America. Mr. MacGregor received his doctorate in Information Science at Kyoto University in Japan after completing a five-year term as a microprocessor designer at Austin-based Motorola, Inc. He completed his master’s degree in computer science at the University Illinois in 1980 after obtaining his Bachelor of Arts in history from the University of Maryland in 1977. Mr. MacGregor has also established The MacGregor Foundation, a non-profit organization committed to support 12-step based drug and alcohol. In 1999, Mr. MacGregor endowed the Muroga-Faiman Professorship at the University of Illinois and has been a member of the United Way Alexis de Tocqueville Society. He is currently a Foundation Board member for Western Colorado State University.

     William Yuan. Mr. Yuan has served as a director of the Company since August 13, 2012. Since 2006, Mr. Yuan has been the Chairman of Fortress Holdings Group, an Asia-based mixed-staged venture capital and investment holding company, and Co-Chairman of Auga Group, as well as its subsidiary, Guangzhou Kingstar Culture Media Investment Co Ltd. Since 2005, he has also been Chairman of the merchant banking business of overseas Virgo Capital Holdings, which specializes in China’s cable industry. Mr. Yuan began his finance career at Goldman Sachs as an investment banker in mergers & acquisitions, after attending Cornell University, where he received his B.S. degree in Economics & Marketing in 1983. Mr. Yuan also earned a Baker Scholar of achievement in econometrics as a Mason Fellow from Harvard University’s JFK School of Economics and Government in 1983. He then served from 1988 until 1993 as a senior-vice president and co-manager at Morgan Stanley Smith Barney’s Portfolio Management Corporation with dual functions as co-head of the Capital Markets Derivative team, and Chairman of the Technology Investment Management and Executive Policy Committee. In 1993, Mr. Yuan then became founder and managing director of the Corporate Institutional Services Group at Merrill Lynch Asset Management. From 1994 until 1997, he was the President and Head of Merrill Lynch Asset Management Asia, and Chairman of Merrill Lynch Global Asset Allocation Committee, which had $488 billion under management. From 1995 until 1996, Mr. Yuan was the Chief Investment Officer and Portfolio Manager of the $1.2 Billion AmerAsia Hedge Fund domiciled in Asia with special emphasis on technology, media and entertainment and telecom. Mr. Yuan also serves on the board of directors of Tech Venture Alliance (a privately-held technology venture investment company) and Terra Nostra Resources Corp. (a privately-held steel and copper manufacturer), and has previously served the boards of Gumtech International which became Matrixx Initiatives (a Nasdaq-listed branded consumer products company specializing in pharmaceutical drug delivery systems), Swedish Match (a public consumer products and research & development company in Sweden, specializing in development of pharmaceutical drugs for oncology industry), IPG Group (a public company based in Toronto specializing in next generation commercial real estate and ecommerce platforms) and Digital Island Technologies (a publicly-traded technology, commercial ISP and data management company).

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

Audit Committee and Audit Committee Financial Expert:

     As of December 31, 2012, the members of our Audit Committee of our Board of Directors are Messrs. Ferraro, MacGregor (Chairman) and Yuan. Mr. Ferraro, Mr. MacGregor and Mr. Yuan were added during 2012. Our securities are not listed on any national securities exchange or listed on an automated inter-dealer quotation system.

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

Item 11 - Executive Compensation:

     The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2012 who received total compensation exceeding $100,000 for the year ended December 31, 2012 and who served in such capacities at December 31, 2012.

SUMMARY COMPENSATION TABLE Annual Compensation

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	Option Awards ($)(1) (f)	Non- Equity Incentive Plan Compens ation ($) (g)	Nonquali fied Deferred Compens ation Earnings ($) (h)	All Other Compens ation ($) (i)	Total ($) (j)
Michael K. Paulk, President and CEO(2)	2012 2011	$180,000 $150,000	-0- -0-	124,500 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$304,500 $150,000
Steven P. Ensz Executive Vice President and CFO(2)	2012 2011	$180,000 $150,000	-0- -0-	124,500 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$304,500 $150,000

(1)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC 718. See Note 1 to Notes to Consolidated Financial Statements for the year ended December 31, 2012.

(2)	Messrs. Paulk and Ensz are also Directors of our company; however they receive no additional compensation for serving in those capacities.

     We do not have any employment contracts with any of our executive officers or other significant employees.

Outstanding Equity Awards at December 31, 2012

     The following table provides information with respect to our named executive officers above regarding outstanding equity awards held at December 31, 2012.

	Option Awards				Stock Awards

Name (a)	Number of securities underlying unexercised Options (#) Exercisable/ Unexercisable (b-c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of shares or units of Stock held that have not vested (#) (g)	Market value of shares or units of Stock held that have not vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Michael K. Paulk	150,000/0 660,000/0	-0- -0-	0.90 0.30	9/8/14 11/30/15	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Steven P. Ensz	150,000/0 660,000/0	-0- -0-	0.90 0.30	9/8/14 11/30/15	-0- -0-	-0- -0-	-0- -0-	-0- -0-

Director Compensation

     None of our directors received any compensation, including equity awards, during the year ended December 31, 2012.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

     The following table sets forth certain information regarding beneficial ownership of our common stock as of April 1, 2013 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our Directors and officers, and (c) by all Directors and officers as a group. As of April 1, 2013, we had 26,405,085 common shares outstanding.

	Number of Shares		Percentage of
Name and Address (1)(2)	Owned		Outstanding Shares
Michael K. Paulk	2,524,888	(3)	9.3%
Steven P. Ensz	2,874,832	(4)	10.6%
Douglas B. MacGregor	1,800,000		6.8%
22 County Road 727
Gunnison, Colorado 81230
James L. Ferraro	600,000		2.3%
4000 Ponce De Leon Blvd.
Suite 700
Coral Gables, Florida 33146
All Directors and officers as a group (5 persons)	7,799,720	(3) (4)	27.8%

Paul Alexander Ross	63,400,000	(5)	73.4%
7711 East 111th Street, Suite 121
Tulsa, Oklahoma 74133
Crucible Capital Group, Inc.	2,021,816	(6)	7.4%
27 Whitehall St.
New York, NY 10004

(1) This tabular information is intended to conform with Rule 13d-3 promulgated under the Exchange Act relating to the determination of beneficial ownership of securities. The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercise their option.

(2) Unless otherwise indicated, the address for each of the above is c/o American Natural Energy Corporation, 6100 South Yale, Suite 2010, Tulsa, Oklahoma 74136.

(3) Includes 150,000 shares issuable at an exercise price of $0.90 on exercise of an option and 660,000 shares issuable at an exercise price of $0.30 on exercise of an option.

(4) Includes 150,000 shares issuable at an exercise price of $0.90 on exercise of an option and 660,000 shares issuable at an exercise price of $0.30 on exercise of an option.

(5) Includes 3,400,000 shares held of record by Arkoma Natural Gas Company, Inc., a corporation of which Mr. Ross is the sole shareholder and president, and 60,000,000 shares issuable to Palo Verde, a limited liability company of which Mr. Ross is the sole member and manager, pursuant to the conversion of debentures and/or exercise of the warrants.

(6) Includes 500,000 shares issuable at an exercise price of $0.10 per share upon the exercise of common stock purchase warrants, 96,000 shares issuable at an exercise price of $0.25 per share upon the exercise of common stock purchase warrants, and 217,391 shares issuable at an exercise price of $0.23 per share upon the exercise of common stock purchase warrants. Charles J. Moore is the principal and CEO of Crucible Capital Group, Inc. As such, he may be deemed to control Crucible Capital Group, Inc. and be the beneficial owner of such shares.

     By virtue of its ownership of convertible debentures and warrants, Palo Verde has the ability, upon the conversion of such debentures and/or exercise of such warrants, to effect a change in control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

     We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 2001 Stock Incentive Plan. See Note 8 to the Notes to Consolidated Financial Statements for further information on the material terms of this plan.

     The following table provides information as of December 31, 2012 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available
	exercise of outstanding	outstanding options,	for future issuance
	options, warrants and	warrants and rights	under equity
	rights		compensation plans
(excluding securities
reflected in column
(a))

Equity compensation plans approved by security holders	2,505,000	$0.41	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,505,000	$0.41	-0-

Item 13 - Certain Relationships and Related Transactions:

     During 2011 the Company entered into a $500,000 unsecured short-term note with interest at the rate of 10% per annum with Mike Paulk, an officer of the Company. All accrued interest is payable monthly and the maturity date of the loan has been extended to February 17, 2014. Proceeds from the note were used to pay the outstanding obligation to Bank of Oklahoma and the balance for working capital. The Company paid Mike Paulk $55,556 in principal payments and $56,000 for interest on the loan during 2012.

     On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 were recorded as a net purchase price adjustment that lowered the note payable balance to $204,338 and during 2011 cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183. No principal payments were made on this note in 2012.

     During the first quarter of 2012 TPC Energy advanced an additional $250,000 to the Company with repayment of the loan due one year from the date of advancement and with interest payable monthly. The note carries an interest rate of 5.5% per annum. The original due date of the note was March 11, 3013. In addition to the additional $250,000, the Company assigned 50% of its interest in its share of the Liquidation Agents account distributions to TPC Energy for the life of the note. The rights were valued at $39,619 and were recorded as a discount on the note, which is being amortized over the life of the note using the effective interest method. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of December 31, 2012. The Company paid TPC Energy $31,000 for interest on all the outstanding loans. On March 11, 2013, the Company extended the due date of the note to March 11, 2014.

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

     Effective December 31, 2012, Palo Verde exercised its option under the Palo Verde Purchase Agreement to purchase from the Company (1) an additional $1,000,000 12% convertible debenture due December 31, 2014 (the “$1,000,000 Debenture” and, together with the $2,000,000 Debenture, the “Debentures”), which is convertible into shares of our common stock at a conversion rate of $0.10 per share of common stock, and (2) additional warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.23 per share and expiring on December 31, 2014. As of December 31, 2012, we received aggregate consideration of $500,000 from Palo Verde for the $1,000,000 Debenture and Warrants, with the remaining $500,000 collected in January 2013.

Item 14. Principal Accountant Fees and Services

     The following sets forth fees we incurred for services provided by MaloneBailey, LLP for the years ended December 31, 2012 and 2011, our independent registered public accountants at those year ends.

	Audit Fees	Audit Related	Tax Fees
		Fees

2012	$94,000	-	-
2011	$94,000	-	-

     Our Board of Directors believes that the provision of the services during the years ended December 31, 2012 and December 31, 2011 is compatible with maintaining the independence of MaloneBailey, LLP. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by MaloneBailey, LLP included under the caption Audit Fees include services rendered for the audit of our annual consolidated financial statements, the review of our quarterly financial reports, the issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission.

Item 15 – Exhibits:

Exhibit	Description
2.0	Second Amended Joint Plan of Reorganization Proposed by Couba Operating Company, American Natural Energy Corporation and Gothic Resources Inc. filed in the United States Bankruptcy Court, Western District of Oklahoma. Case No. 00-11837-W (Chapter 11)(4)
2.1	Order Confirming Plan, filed November 16, 2001 with U.S. Bankruptcy Court, Western District of Oklahoma(1)
3.1	Certificate of Incorporation of American Natural Energy Corporation(1)
3.2	Certificate of Amendment filed March 23, 2001(1)
3.3	Certificate of Amendment filed December 20, 2001(1)
3.4	Amended Certificate of Incorporation filed June 30, 2005.(5)
3.4	By-laws, as amended through September 13, 2004(5)
10.1	2001 Stock Incentive Plan(1)
10.2	Assignment, Conveyance and Bill of Sale from Dune Energy Inc to American Natural Energy Corporation dated August 4, 2009 (11)

Exhibit		Description

10.3	Assignment, Conveyance and Bill of Sale from American Natural Energy Corporation to Dune Energy Inc dated August 4, 2009 (11)
10.8	Participation Agreement dated March 8, 2006 between the Registrant and Seismic Exchange, Inc.(9)
14.1	Code of Ethics(4)
21.0	Subsidiaries of the Registrant as of December 31, 2005:
	Name	State or Jurisdiction of Incorporation
	Gothic Resources, Inc.	Canada Business Corporations Act
	Couba Operating Company	Oklahoma
23.1	Consent of Collarini Associates (11)
31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a- 14(a)(11)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(11)
32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(11)
32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(11)
99.1	Collarini Associates Report of American Natural Energy Corporation Reserve at January 1, 2013 (11)

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
(7) Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.
(8) Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for October 19, 2005.
(9) Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for March 8, 2006.
(10) Filed with this Annual Report on Form 10-KSB for the year ended December 31, 2005.
(11) Filed with this Annual Report on Form 10-K for the year ended December 31, 2012.

American Natural Energy Corporation

Consolidated Financial Statements
December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Natural Energy Corporation
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of American Natural Energy Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Natural Energy Corporation and its subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America..

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company incurred a net loss in 2012 and has a working capital deficiency and an accumulated deficit at December 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
Houston, Texas
www.malonebailey.com
April 1, 2013

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
	$	$
ASSETS
Current assets:
Cash and cash equivalents	31,177	-
Accounts receivable – joint interest billing	30,315	22,104
Accounts receivable – oil and gas sales	173,006	31,963
Prepaid expenses and other	81,630	84,141
Oil inventory	25,509	26,484
Deferred financing costs	95,661	-
Total current assets	437,298	164,692
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $22,084,028 and $21,542,440 respectively (Note 14)	19,342,785	15,932,509
Unproved oil and natural gas properties	661,641	571,796
Equipment and other fixed assets, net of accumulated depreciation of $1,154,600 and $1,131,053 (Note 3)	23,631	47,178
Other deferred costs	-	105,000

Total assets	20,465,355	16,821,175

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	3,648,736	2,276,534
Revenue payable	3,521,805	3,460,249
Accounts payable – related parties	40,135	49,936
Accrued interest	136,690	58,510
Insurance note payable	39,275	48,163
Notes payable – related parties, net of discounts of $0 and $0	630,355	685,911
Notes payable, net of discounts of $186,791 and $0 respectively (Note 5)	2,024,670	952,527
Taxes due on dissolution of subsidiary (Note 10)	40,252	45,252
Total current liabilities	10,081,918	7,577,082

Debenture payable-related parties, net of discounts of $1,195,561 and $0 respectively	1,554,439	-
Asset retirement obligation (Note 4)	2,392,369	2,208,867

Total liabilities	14,028,726	9,785,949
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Note 7) Authorized – 250,000,000 shares with par value of $0.001 26,405,085 and 13,431,954 shares issued and outstanding respectively	26,405	13,432
Additional paid-in capital	25,874,430	23,451,773
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(23,546,843)	(20,228,381)
Accumulated other comprehensive income	4,082,637	3,798,402
Total stockholders’ equity	6,436,629	7,035,226
Total liabilities and stockholders’ equity	20,465,355	16,821,175

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
	$	$
Revenues:
Oil and gas sales	2,043,489	1,948,949
Operations income	50,044	49,887

Total revenues	2,093,533	1,998,836

Expenses:
Lease operating expense	1,003,802	743,531
Production taxes	112,214	57,955
General and administrative	1,986,223	1,595,253
Foreign exchange (gain) loss	317,756	(242,252)
Interest and bank charges	946,314	158,513
Related party interest	382,154	76,545
Depreciation, depletion, and amortization - oil and gas properties	541,588	302,404
Accretion of asset retirement obligation	183,502	185,087
Depreciation and amortization – other assets	23,547	27,592

Total expenses	5,497,100	2,904,628

Other income
Gain on settlement of debt	(85,105)	-

Net loss	(3,318,462)	(905,792)

Other comprehensive income (loss):
Translation of foreign currency gain (loss)	284,235	(242,252)

Other comprehensive income (loss)	284,235	(242,252)

Comprehensive loss	(3,034,227)	(1,148,044)

Net loss per share – basic and diluted	(0.15)	(0.07)

Weighted average number of shares outstanding – basic and diluted	22,348,622	13,431,954

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity

					Accumu-
					lated other	Total
					compre-	stock-
			Additional Accumu-		hensive	holders’
	Common stock		paid-in	lated	income	equity
	Shares	Amount	capital	deficit

		$	$	$	$	$

Balance - December 31, 2010	13,430,608	13,431	23,112,711	(19,322,589)	4,040,654	7,844,207

Fractional shares issued due to reverse stock split	1,346	1	(1)	-	-	-
Stock option compensation expense	-	-	339,063	-	-	339,063
Foreign exchange translation	-	-	-	-	(242,252)	(242,252)
Net loss	-	-	-	(905,792)	-	(905,792)

Balance - December 31, 2011	13,431,954	13,432	23,451,773	(20,228,381)	3,798,402	7,035,226

Debt discount due to shares issued with debt	1,764,706	1,765	127,475	-	-	129,240
Deferred financing costs due to shares issued with debt	1,208,425	1,208	109,568	-	-	110,776
Deferred financing costs due to warrants issued with debt	-	-	68,046	-	-	68,046
Debt discount due to warrants issued with debt	-	-	1,309,782	-	-	1,309,782
Shares issued for services	3,000,000	3,000	246,000	-	-	249,000
Stock option compensation expense	-		148,786	-	-	148,786
Shares issued for cash	7,000,000	7,000	413,000	-	-	420,000
Foreign exchange translation	-	-	-	-	284,235	284,235
Net loss	-	-	-	(3,318,462)	-	(3,318,462)

Balance - December 31, 2012	26,405,085	26,405	25,874,430	(23,546,843)	4,082,637	6,436,629

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows

	December 31, 2012	December 31, 2011
	$	$
Cash flows from operating activities:
Net loss	(3,318,462)	(905,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	565,135	329,996
Accretion of asset retirement obligation	183,502	185,087
Foreign exchange (gain) loss	317,756	(242,252)
Noncash compensation expense	397,786	339,063
Amortization of deferred financing costs	345,661	-
Amortization of debt discount	474,138	-
Gain on settlement of debt	(85,105)	-
Changes in working capital items:
Accounts receivable	(149,254)	177,494
Oil inventory	975	(5,705)
Prepaid expenses	67,338	23,923
Accounts payable, revenues payable and accrued liabilities	(101,505)	335,981

Net cash provided by (used in) operating activities	(1,302,035)	237,795

Cash flows from investing activities:
Purchase and development of oil and gas
Properties	(2,650,234)	(159,806)

Net cash used in investing activities	(2,650,234)	(159,806)

Cash flows from financing activities:
Payment of notes payable – related party	(55,556)	(181,062)
Payment of notes payable	(1,945,648)	(444,993)
Proceeds from issuance of notes payable	2,979,650	129,408
Proceeds from issuance of notes payable- related party	2,750,000	500,000
Shares issued for cash	420,000	-
Payment of deferred financing costs	(165,000)	(90,000)

Net cash provided by (used in) financing activities	3,983,446	(86,647)

Increase (Decrease) in cash and cash equivalents	31,177	(8,658)

Cash and cash equivalents beginning of period	-	8,658

Cash and cash equivalents end of period	31,177	-

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows (continued)

	December 31, 2012	December 31, 2011
	$	$
Supplemental disclosures:

Interest paid	414,592	146,175
Taxes Paid	5,000	20,000
Non cash financing and investing activities:
Purchase of oil and gas properties in accounts payable	1,431,091	71,677
Purchase of working interest through issuance of a note payable (Note 6)	-	226,847
Deferred financing cost due to warrants issued	68,046	-
Non-cash addition to prepaid insurance and debt	64,827	-
Debt discount due to liquidation rights transferred to a related party	39,619	-
Deferred financing costs due to common shares issued	110,776	-
Debt discount due to common shares issued	129,240	-
Debt discount due to unpaid fees related to TCA debt	200,000	-
Related party debt discount due to conversion option and warrants issued	1,309,782	-
Debt discount due to cash withheld by lender	170,350	-

The accompanying notes are an integral part of these consolidated financial statements.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Cash and cash equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at the time of acquisition. Cash and cash equivalents are deposited with three institutions and the balance at either institution does not exceed the federally insured limits at December 31, 2012 and 2011. While balances may periodically exceed the federal depository insurance limit, the Company has not experienced any losses on deposits.

Allowance for Doubtful Accounts

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. There is no significant allowance for doubtful accounts as of December 31, 2012 or 2011.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. Based on the results of the ceiling limitation test, no impairment was recorded in the years ended December 31, 2012 and 2011.

In certain instances, the Company may capitalize interest on the cost of unevaluated oil and natural gas properties excluded from amortization, based on the Company's weighted average cost of borrowings used to finance the expenditures. For the years ended December 31, 2012 and 2011, the Company did not capitalize any interest to its unevaluated properties.

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
December 31, 2012 and 2011

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

Revenue recognition

Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company's share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company's entitled share and the overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Imbalances at December 31, 2012 and 2011 were insignificant. The Company's policy is to expense the pro-rata share of lease operating costs from all wells as incurred.

The Company’s oil production is sold under market sensitive or spot price contracts. Oil sales to Sunoco, Inc (formerly Texon L.P.) of $2,034,070 and $1,937,606 in 2012 and 2011, respectively, accounted for 99% total oil and gas sales for both years. The Company’s accounts receivable are primarily due from exploration and production companies which own an interest in the properties the Company operates and from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company’s exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions.

Operations income represents charges billed to non-operator working interest owners who own a working interest in the wells in which the Company serves as operator. The income is recognized in the month in which oil and gas is produced.

Asset retirement obligations

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Comprehensive income (loss)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as a component of comprehensive income (loss) in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The Company had other comprehensive income of $284,235 and an other comprehensive loss of $242,252 for 2012 and 2011 respectively as a result of foreign exchange translation gains and losses. As of December 31, 2012 and 2011, accumulated other comprehensive income (loss) was composed solely of foreign currency translation gains and losses.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Stock-based compensation

During 2012, the Company recognized compensation costs of $148,786 related to stock options issued November 30, 2010 and September 8, 2009. On February 17, 2012, the Company issued 1.5 million Restricted Shares each to Mike Paulk and Steven Ensz as compensation for personal guarantees provided in connection with various outstanding financings. The fair value of these shares of $249,000 was recorded as stock based compensation expense in the first quarter of 2012. Compensation costs of $339,063 were recognized by the Company during 2011.

At December 31, 2012, there were 2,505,000 options outstanding and exercisable with a weighted average exercise price of $0.41. The weighted average remaining contractual term for these options at December 31, 2012 was 2.75 years. These options had no intrinsic value at December 31, 2012.

New pronouncements

In February 2013, the FASB issued ASU 2013-02 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income" (ASU 2013-02). ASU 2013-02 amends ASU 2011-05 and requires that entities disclose additional information about amounts reclassified out of Accumulated Other Comprehensive Income (AOCI) by component. Significant amounts reclassified out of AOCI are required to be presented either on the face of the consolidated Statements of Income and Comprehensive Income or in the notes to the financial statements. The requirements of ASU 2013-02 are effective for fiscal years and interim periods in those years beginning after December 15, 2012. The Company does not expect the adoption of ASU 2013-02 to have a material impact on the financial statements.

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statements balances have been made to conform to current reporting practices.

2	Going Concern

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has limited current borrowing capacity with lenders. The Company recorded a net loss of $3,318,462 in 2012. The Company has a working capital deficiency and an accumulated deficit at December 31, 2012 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Management’s strategy has been to obtain additional financing or industry partners. It is management’s intention to raise additional debt or equity financing to fund its operations and capital expenditures or to enter into another transaction in order to maximize shareholder value. Failure to obtain additional financing can be expected to adversely affect the Company’s ability to pay its obligations, further the development of its properties, grow revenues, oil and gas reserves and achieve and maintain a significant level of revenues, cash flows, and profitability. There can be no assurance that the Company will obtain this additional financing at the time required, at rates that are favourable to the Company, or at all. Further, any additional equity financing that is obtained may result in material dilution to the current holders of common stock.

3	Equipment and other fixed assets

The carrying value of equipment and other fixed assets as of December 31, 2012 and 2011 included the following components:

	2012	2011
	$	$

Computer, office furniture and equipment	163,060	163,060
Leasehold improvements	5,520	5,520
Barges and field equipment	802,014	802,014
Gas gathering and production facility expansion	207,637	207,637

	1,178,231	1,178,231

Less: Accumulated depreciation	(1,154,600)	(1,131,053)

	23,631	47,178

4	Asset retirement obligations

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations during 2012 and 2011 are shown below.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

	For the years ended December 31,
	2012	2011
	$	$
Asset retirement obligations, January 1	2,208,867	2,023,780
Additions and revisions	-	-
Settlements and disposals	-	-
Accretion expense	183,502	185,087

Asset retirement obligations, December 31	2,392,369	2,208,867

5	Notes payable and long-term debt

Notes payable and long-term debt as of December 31, 2012 and 2011consisted of the following:

	December 31, 2012	December 31, 2011

	$	$
Note payable – Citizens Bank of Oklahoma	195,921	422,465
Note payable – TCA Global Credit Master Fund	1,608,974	-
Discount on TCA Global Credit Master Fund note	(186,791)	-
Note payable – Dune Energy	-	157,017
Note payable – Leede Financial	406,567	373,045
Total third-party notes payable and long-term debt	2,024,671	952,527

Debenture payable – Palo Verde (Note 6)	2,500,000	-
Discount on Palo Verde debt	(1,185,568)	-
Note payable – TPC Energy	414,183	164,183
Discount on TPC Energy Note	(9,994)	-
Note payable – Mike Paulk	444,444	500,000
Note payable - Other	21,728	21,728
Total related party notes payable and long-term debt	2,184,793	685,911

Total notes payable and long-term debt	4,209,464	1,638,438
Less: Current portion	(2,655,025)	(1,638,438)
Total notes payable and long-term debt, net of current portion	1,554,439	-

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On September 10, 2009, the Company entered into a $500,000 unsecured short-term note with Citizens Bank of Oklahoma. The balance of the note was $422,464 and accrued interest at 10% per annum on December 31, 2011. On January 31, 2012, the loan was modified with a new interest rate of 12% and a maturity date of July 31, 2012. On July 31, 2012, the loan was further modified to extend the maturity date to September 30, 2013. All accrued interest is payable monthly. Proceeds of $475,500 from the note were paid to the Company and the remaining proceeds of $24,500 were used to pay off a prior note with Citizens Bank of Oklahoma. Net payments of $226,543 were made during the twelve months ended December 31, 2012. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 were recorded as a purchase price adjustment that lowered the note payable balance to $204,338 and during the year ended December 31, 2011, cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183. During the first quarter of 2012 TPC Energy advanced an additional $250,000 to the Company with repayment of the loan due one year from the date of advancement and with interest payable monthly. The due date of the note was extended to March 11, 2014 in March 2013. The Company evaluated the extension under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. In addition to the additional $250,000, the Company assigned 50% of its interest in its share of the Liquidation Agents account distributions to TPC Energy for the life of the note. The rights were valued at $39,619 and were recorded as a discount on the note, which is being amortized over the life of the note using the effective interest method. $29,626 of the discount was amortized during 2012. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of December 31, 2012.

On February 17, 2011, the Company entered into a $500,000 note payable with Mike Paulk and Steven Ensz, directors of the Company, with an annual interest rate of 10%. The note, initially due February 15, 2012 has been renewed and extended until February 17, 2014. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment or a troubled debt restructuring. Payments totaling $55,556 have been made as of December 31, 2012.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

In January 2012, the first tranche TCA debt of $1 million was issued. The debt was due on December 29, 2012 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Fees paid in cash and common stock to TCA Global Credit Master Fund, LP of $195,440 were recorded as a debt discount. As of December 31, 2012 the first tranche TCA debt was paid in full and the debt discount was fully amortized.

In connection with the issuance of first tranche TCA debt, the Company paid cash fees and issued shares and warrants to other third parties valued at $273,833. These cash fees, common shares and warrants were recorded as deferred financing costs, which were fully amortized as of December 31, 2012.

In August 2012, the second tranche TCA debt of $1 million was issued. The debt is due on August 31, 2013 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Out of $1 million debt proceed, $333,333 was used to pay off the remaining principal balance of the first tranche TCA debt, $497,000 was kept in escrow account to pay off two legal settlements, and net proceeds of $111,167 was received by the Company. As of December 31, 2012, the two legal cases were settled by paying the plaintiffs $374,767, and the remaining debt proceed of $122,233 in the escrow account was released and received by the Company. Fees paid and to be paid in cash totaling $157,500 to TCA Global Credit Master Fund, LP were recorded as a debt discount. As of December 31, 2012, $81,849 of debt discount has been amortized.

In connection with the issuance of second tranche TCA debenture, the Company paid cash fees and issued shares and warrants to other third parties valued at $117,489. These cash fees, common shares and warrants were recorded as deferred financing costs, of which $61,570 have been amortized as of December 31, 2012.

In October 2012, the third tranche TCA debt of $1 million was issued. The debt is due on October 31, 2013 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Out of $1 million debt proceed, $187,882 was used as advanced payments for the first two payments due on the third tranche and net proceeds of $757,968 was received by the Company. Fees paid and to be paid in cash totaling $154,150 to TCA Global Credit Master Fund, LP were recorded as a debt discount. As of December 31, 2012, $43,010 of debt discount has been amortized.

In connection with the issuance of third tranche TCA debenture, the Company paid cash fees to other third parties valued at $50,000. These cash fees were recorded as deferred financing costs, of which $14,363 have been amortized as of December 31, 2012.

In October 2012, the Company issued an additional $150,000 note to TCA. The debt is due on August 31, 2013 and is payable monthly with no interest rate. Payments totaling $50,000 have been made as of December 31, 2012.

In December, 2009, the Company entered into a $373,045 unsecured short-term note with Leede Financial with an interest rate of 12% per annum. The note is payable in Canadian dollars. The maturity date of the note has been extended to June 30, 2013. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the revised term constituted a debt modification. As a result of the change in the exchange rates, the debt amount (in US dollars) increased to $406,567 as of December 31, 2012 and the increase of $33,521 was recognized as a loss on foreign exchange loss in the statements of operations.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

6	Convertible debentures

On August 4, 2009 the Company re-purchased and retired $7.895 million, plus $2.1 million accrued and unpaid interest, of its 8% Secured Debentures held by Dune Energy, Inc. (including release of collateral rights), acquired Dune’s interest in producing wells and certain leasehold rights in the Bayou Couba field, resumed operations of the Bayou Couba field, and settled outstanding issues between the companies, which net to $2.1 million payable to Dune. In exchange, the Company assigned a portion of certain deep rights held by the Company valued at $93,000 and paid Dune $1 million at the closing and issued a note payable of $300,000 payable in six consecutive quarterly payments of $50,000 each, with the first installment due and payable 90 days after resuming operations of the field. The first installment was timely paid. The note payable to Dune of $157,000 was settled for $105,000 on August 13, 2012 and a gain on settlement of debt of $53,000 was recorded in the third quarter of 2012.

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

At any time prior to the payment of the Palo Verde Debenture in full, Palo Verde may elect, in its sole discretion, to convert all or part of the principal amount of the Palo Verde Debenture into shares of common stock of the Company at a conversion rate of US$0.10 per share of common stock. Notwithstanding the foregoing, Palo Verde may not convert any principal amount of the Palo Verde Debenture into common shares of the Company if, following such conversion, Palo Verde and its affiliates would own more than 19.9% of the number of shares of common stock of the Company then outstanding (the "Beneficial Ownership Limitation"), unless approved by the shareholders. The same Beneficial Ownership Limitation applies to the exercise by Palo Verde of any Warrants. The Palo Verde Debenture contains customary adjustment provisions for certain corporate events, such as the payment of stock dividends and stock splits. The Palo Verde Debenture also contains customary events of default.

The Company analyzed the convertible debt and the warrants issued for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The Company further analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $179,066 and was recorded as a debt discount.

In addition, the relative fair value of the warrants was measured using the Black-Scholes Option Pricing Model (see Note 9). The relative fair value was determined to be $779,066. The total value of the beneficial conversion feature and the relative fair value of the warrants is $958,131, which was recorded as a debt discount. As of December 31, 2012, $124,214 of the debt discount has been amortized.

Effective December 31, 2012, Palo Verde exercised its option under the Palo Verde Purchase Agreement to purchase from the Company (1) an additional $1,000,000 12% convertible debenture due December 31, 2014 (the “$1,000,000 Debenture” and, together with the $2,000,000 Debenture, the “Debentures”), which is convertible into shares of our common stock at a conversion rate of $0.10 per share of common stock, and (2) additional warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.23 per share and expiring on December 31, 2014. As of December 31, 2012, we received aggregate consideration of $500,000 from Palo Verde for the $1,000,000 Debenture and Warrants, with the remaining $500,000 collected in January 2013.

The Company analyzed the convertible debt and the warrants issued for derivative accounting consideration under ASC 815 “Derivatives and Hedging” and determined that derivative accounting is not applicable.

The Company further analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature did not exist.

In addition, the relative fair value of the warrants was measured using the Black-Scholes Option Pricing Model (see Note 9). The relative fair value was determined to be $351,651. The relative fair value of the warrants was recorded as a debt discount. As of December 31, 2012, none of the discount has been amortized.

At any time prior to the payment of such Debenture in full, Palo Verde may elect, in its sole discretion, to convert all or part of the principal amount of such Debenture into shares of our common stock at a conversion rate of $0.10 per share of common stock. Interest on the outstanding principal amount of the Debentures will accrue at a rate of 12% per annum and is payable by us on a quarterly basis. At our election, we may pay interest on the Debentures in shares of our common stock in lieu of cash, with such shares being valued at the average of the weighted average trading price of our common stock for the five trading days immediately preceding the interest payment date.

The entire outstanding principal amount of the $2,000,000 Debenture is due August 13, 2014, and the entire principal amount of the $1,000,000 Debenture is due December 31, 2014. We may not prepay any portion of the principal of the Debentures without the prior written consent of the Palo Verde.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

7	Equity transactions

In connection with the financing agreement entered into with TCA Global Credit Master Fund, LP during the first quarter of 2012 the Company paid an Equity Incentive Fee of $150,000 worth of 1,764,706 Restricted Shares of ANEC stock. The shares carry a nine (9) month ratchet whereby either party is obligated to refund (by the Investor) or issue (by the Company) shares to equal the initial value. The relative fair value of the shares of $129,240, in addition to cash fees paid to TCA of $66,200, was recorded as a discount on the note and was fully amortized as of December 31, 2012 (see Note 5).

In connection with the closing of the $1 million first tranche in February 2012, the Company issued finder’s fees consisting of the following: 732,235 shares of common stock of the Corporation, 500,000 warrants to purchase the common stock of the Corporation at an exercise price of $0.10 per share with a contractual term of five years and 96,000 warrants to purchase the common stock of the Corporation at an exercise price of $0.25 per share with a contractual term of five years. The fair values of the shares of $60,776 and the warrants of $50,557 were recorded as deferred financing costs and were fully amortized as of December 31, 2012. The warrants were valued using the Black-Scholes valuation model with the following assumptions: term of 5 years, risk-free interest rate of 0.88%, expected volatility of 279.87% and no expected dividends.

In connection with the closing of the $1 million second tranche in August 2012, the Company issued finder’s fees consisting of the following: 476,190 shares of common stock of the Corporation, 217,391 warrants to purchase the common stock of the Corporation at an exercise price of $0.23 per share with a contractual term of two years. The fair values of the shares of $50,000 and the warrants of $17,489 were recorded as deferred financing costs and are being amortized over the life of the note using the effective interest method. The warrants were valued using the Black-Scholes valuation model with the following assumptions: term of 2 years, risk-free interest rate of 0.25%, expected volatility of 324.72% and no expected dividends.

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

In connection with the closing of the $2 million Palo Verde Acquisition LLC convertible debt, the Company issued 20 million warrants (see Note 6). The fair value of the beneficial conversion feature and relative fair value of the warrants totaling $958,131 was recorded as a debt discount and an addition to additional paid-in capital. The warrants were valued using the Black-Scholes valuation model with the following assumptions: term of 2 years, risk-free interest rate of 0.27%, expected volatility of 276.44% and no expected dividends.

In connection with the closing of the $1 million Palo Verde Acquisition LLC convertible debt, the Company issued 10 million warrants (see Note 6). The relative fair value of the warrants of $351,651 was recorded as a debt discount and an addition to additional paid-in capital. The warrants were valued using the Black-Scholes valuation model with the following assumptions: term of 2 years, risk-free interest rate of 0.25%, expected volatility of 275.55% and no expected dividends.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

During the first quarter of 2011, outstanding shares of our common stock increased by 1,346 due to the issuance of shares to shareholders who held fractions of a share as a result of our reverse stock split on October 26, 2010.

8	Options

The Company adopted the 2012 Stock Option Plan (the “Plan”) during the year ended December 31, 2012. For options granted under the plan, the option price shall not be less than the discounted market price, as allowed by the TSX Venture Exchange, on the grant date. The expiration date for each option will be set by the board at the time of issue of the option and cannot be more than 5 years after the grant date. The Plan is a rolling stock option plan meaning the maximum number of shares that may be issued pursuant to options granted under the plan will be limited to 10% of the Company’s outstanding common shares adjusted as any new shares are issued.

The number of shares of Common Stock which may be issuable under the New Plan and all of the Company's other previously established or proposed share compensation arrangements, within a one-year period:

(a)to any one optionee, shall not exceed 5% of the total number of issued and outstanding shares of Common Stock on the grant date on a non-diluted basis (unless the Company receives disinterested shareholder approval in accordance with the policies of TSXV);

(b)to “Insiders” (As defined in TSXV rules and policies) as a group shall not exceed 10% of the total number of issued and outstanding shares of Common Stock on the grant date on a non-diluted basis;

(c)to any one consultant shall not exceed 2% of the total number of issued and outstanding shares of Common Stock on the grant date on a non-diluted basis; and

(d)to all eligible persons who undertake investor relations activities shall not exceed 2% in the aggregate of the total number of issued and outstanding shares of Common Stock on the grant date on a non-diluted basis.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Stock option activity for the years ended December 31, 2012 and 2011 is as follows:

		Weighted
	Number of	Average
	Options	Exercise price
		$

Outstanding - December 31, 2010	2,515,000	0.41

Outstanding – December 31, 2011	2,515,000	0.41

Issued	-	-
Exercised	-	-
Expired	(10,000)	.90

Outstanding and Exercisable – December 31, 2012	2,505,000	0.41

At December 31, 2012 and 2011, 2,505,000 and 2,002,500 options have vested and are exercisable at a weighted average exercise price of $0.41 and $0.44, respectively. The weighted average remaining contractual life of options granted at December 31, 2012 and 2011 is 33 months and 45 months, respectively. There is no intrinsic value for the exercisable stock options at December 31, 2012.

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

For the year ended December 31, 2012, the Company recognized compensation costs of $148,786 related to stock options granted. For the year ended December 31, 2011, the Company recognized compensation costs of $339,063 related to stock options granted. At December 31, 2012, all compensation costs related to stock options has been recognized.

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

No options have been issued pursuant to the 2012 stock option plan.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

9	Warrants

Warrant activity for the years ended December 31, 2012 and 2011 is as follows:

Weighted
	Number of	Average
	warrants	Exercise price
$
Outstanding - December 31, 2010	-	-

Outstanding - December 31, 2011	-	-

Issued	30,813,391	0.23
Exercised	-	-
Expired	-	-

Outstanding - December 31, 2012	30,813,391	0.23

The Company granted a total of 596,000 warrants on February 17, 2012 and 217,391 warrants on September 27, 2012 with exercise prices ranging from of $0.10 to $0.25 as a finders’ fee for the TCA Global Credit Master Fund financing. The warrants vested immediately and expire on the five year and two year anniversary of the grant date respectively. The fair value of the warrants was measured using the Black-Scholes Option Pricing Model and recorded as a deferred financing cost. The fair value of the 596,000 was fully amortized during the year using the effective interest method. The fair value of the 217,391 warrants is being amortized over the life of the debt using the effective interest method. The total deferred financing cost recorded related to these warrants was $68,046.

The Company granted 20,000,000 warrants on August 13, 2012 and 10,000,000 warrants on December 31, 2012 with an exercise price of $0.23 as investor warrants for the convertible debentures issued to Palo Verde. The warrants vested immediately and expire on the two year anniversary of the grant date. The relative fair value of these warrants was recorded as a debt discount and is being amortized over the life of the debts using the effective interest method.

10	Commitments and contingencies

The Company rents office space under a long-term operating lease that expires December 2014. At December 31, 2012, the future minimum lease payments required under the operating lease amounted to $225,000 of which $111,000 is to be paid in 2013 and $114,000 is to be paid in 2014.

Rent expense on all operating leases amounted to approximately $105,000 and $99,000 in 2012 and 2011, respectively.

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
December 31, 2012 and 2011

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

On January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic Resources Inc. (“Gothic”). In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic have been reviewed by the Canada Customs and Revenue Agency (“CRA”). The CRA has assessed Gothic $190,000 (Cdn$187,000) in additional taxes and interest based on the review of such returns. Approximately $40,000 remains unpaid at December 31, 2012.

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

During 2011 the Company entered into a $500,000 unsecured short-term note with interest at the rate of 10% per annum with Mike Paulk, an officer of the Company. All accrued interest is payable monthly and the maturity date of the loan is February 17, 2014. Proceeds from the note were used to pay the outstanding obligation to Bank of Oklahoma and the balance for working capital. The Company paid Mike Paulk $55,556 in principal payments and $56,000 for interest on the loan during 2012.

On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 were recorded as a net purchase price adjustment that lowered the note payable balance to $204,338 and during 2011 cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183. No principal payments were made on this note in 2012.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

During the first quarter of 2012 TPC Energy advanced an additional $250,000 to the Company with repayment of the loan due one year from the date of advancement and with interest payable monthly. The note carries an interest rate of 5.5% per annum. The due date of the note was extended to March 11, 2014 in March 2013. The Company evaluated the extension under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. In addition to the additional $250,000, the Company assigned 50% of its interest in its share of the Liquidation Agents account distributions to TPC Energy for the life of the note. The rights were valued at $39,619 and were recorded as a discount on the note, which is being amortized over the life of the note using the effective interest method. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of December 31, 2012. The Company paid TPC Energy $31,000 for interest on all the outstanding TPC Energy loans.

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

Effective December 31, 2012, Palo Verde exercised its option under the Palo Verde Purchase Agreement to purchase from the Company (1) an additional $1,000,000 12% convertible debenture due December 31, 2014 (the “$1,000,000 Debenture” and, together with the $2,000,000 Debenture, the “Debentures”), which is convertible into shares of our common stock at a conversion rate of $0.10 per share of common stock, and (2) additional warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.23 per share and expiring on December 31, 2014. As of December 31, 2012, we received aggregate consideration of $500,000 from Palo Verde for the $1,000,000 Debenture and Warrants, with the remaining $500,000 collected in January 2013.

12	Income taxes

The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are presented below:

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

	2012	2011
	$	$
Deferred tax assets
Asset retirement costs	908,143	838,486
Foreign exchange loss	981,065	981,065
Acquisition, exploration and development costs and related depreciation, depletion and amortization	846,965	2,056,414
Contribution carryovers	6,655	6,142
Change in accounting principle	123,894	123,894
Net operating loss carryforwards	5,233,369	4,129,128
Deferred tax asset	8,100,091	8,135,129

Less: Valuation allowance	(8,100,091)	(8,135,129)

Total deferred tax asset (liability)	-	-

The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The differences for the years ended December 31, 2012 and 2011 are summarized as follows:

	2012	2011
	$	$

Federal tax benefit at statutory rate	1,128,277	307,969
State taxes, net of federal taxes	(3,655)	160,680
Other	(107,457)	1,071,605
Less: valuation allowance	(1,017,165)	(1,540,254)

Total provision for income taxes	-	-

As of December 31, 2012, the Company has a net operating loss carry-forward benefit of approximately $15.4 million which is available to reduce future taxable income, if any, through 2032. Management has determined that it is more likely than not that the benefit of the deferred tax asset will not be realized and thus has provided a 100% valuation allowance against the deferred tax asset. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carry-forward which can be utilized.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

13	Subsequent Events

In March 2013, the fourth tranche TCA debt of $1 million was issued. The debt is due on March 1, 2014 and is payable monthly with a mandatory redemption fee equal to 7% and interest of 5%. Out of $1 million debt proceed, $500,000 was withheld for the future development of wells and fees totaling $34,050 were withheld with net proceeds of $465,950 received by the Company. The Company will also pay TCA $100,000 in cash in lieu of a stock bonus in issuance of the note

The Company made principal payments of approximately $328,000 on the second tranche TCA debt of $1 million, which was issued in August 2012.

14	Disclosures About Oil and Gas Producing Activities (Unaudited)

Net Capitalized Costs

The following summarizes net capitalized costs as of December 31, 2012 and 2011.

	2012	2011
	$	$
Oil and gas properties
Proved	41,426,813	37,474,949
Unproved	661,641	571,796
Total	42,088,454	38,046,745

Less accumulated depreciation, depletion and amortization and impairment	(22,084,028)	(21,542,440)

Net capitalized costs	20,004,426	16,504,305

Unproved Property Costs

The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2012 and 2011. All costs represent investment in unproved property in Louisiana and will be evaluated over several years as the properties are explored.

	2012	2011	Prior Years	Total
	$	$	$	$

Property acquisition costs	89,845	219,242	(1,076,656)	(767,569)
Capitalized interest	-	-	1,429,210	1,429,210

	89,845	219,242	352,554	661,641

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	2012	2011
	$	$

Development costs	4,081,325	231,483
Exploration costs	-	-
Acquisition costs
Proved	-	226,847
Unproved	-	-

	4,081,325	458,330

Results of Operations from Oil and Gas Producing Activities

The Company’s results of operations from oil and gas producing activities are presented below for the years 2012 and 2011. The following table includes revenues and expenses associated directly with the Company’s oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

	2012	2011
	$	$
Oil and gas sales	2,043,489	1,948,949
Operations income	50,044	49,887
Lease operating expenses	(1,003,802)	(743,531)
Production taxes	(112,214)	(57,955)
Depreciation, depletion, accretion and amortization	(748,637)	(515,083)

Results of operations from oil and gas activities,
excluding corporate overhead and interest costs	228,880	682,267

Oil and Gas Reserve Quantities (unaudited)

The reserve information presented below is based on reports prepared by independent petroleum engineers Collarini Associates as of December 31, 2012 and by Summa Engineering as of December 31, 2011.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

December 31, 2012

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	2,013.90	315.90	2,066.55
Extensions, discoveries and other additions	28.20	14.10	30.55
Revisions of previous estimates	(1,298.92)	2,449.68	(890.64)
Production	(18.98)	(3.78)	(19.61)
Sale of reserves in place	-	-	-
Purchase of reserves in place	-	-	-

Proved reserves, end of period	724.20	2,775.90	1,186.85

Proved developed reserves:
Beginning of period	82.47	-	82.47

End of period	178.00	20.40	181.40

December 31, 2011

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	1,488.66	-	1,488.66
Extensions, discoveries and other additions	424.80	-	424.80
Revisions of previous estimates	118.55	318.42	171.62
Production	(18.11)	(2.52)	(18.53)
Sale of reserves in place	-	-	-
Purchase of reserves in place	-	-	-

Proved reserves, end of period	2,013.90	315.90	2,066.55

Proved developed reserves:
Beginning of period	75.32	-	75.32

End of period	82.47	-	82.47

The Company recognized revisions in the years ended December 31, 2012 and December 31, 2011. The revisions of (890.64) Mbble in 2012 and 171.62 Mbble in 2011 were due to both quantity and price revisions.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Standardized Measure of Discounted Future Net Cash Flows (unaudited)

FASB ASC 932, Disclosures About Oil and Gas Producing Activities, (“ASC 932”) prescribes guidelines for computing the standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows from oil and gas reserves use the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period adjusted by differentials to account for product quality, transportation and marketing. Future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2012 and December 31, 2011 were $105.76 and $93.69 per barrel for oil, respectively and $2.76 and $3.87 per mcf for gas at December 31, 2012 and 2011 respectively. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

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

The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in ASC 932:

	December 31,
	2012	2011
	$	$
Future cash inflows	84,254,900	189,906,265
Future development costs	(14,101,100)	(16,322,246)
Future production costs	(17,152,700)	(52,668,899)

Net future cash flows	53,001,100	120,915,120
Less effect of a 10% discount factor	(12,878,000)	(46,693,438)

Standardized measure of discounted future net cash flows	40,123,100	74,221,682

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	December 31,
	2012	2011
	$	$
Standardized measure, beginning of period	74,221,682	46,709,736
Sales of oil and gas produced, net of production costs	(914,276)	(1,147,464)
Development costs incurred	4,081,325	230,570
Changes in future development costs	(1,075,402)	(4,884,783)
Revisions of previous quantity estimates	(30,621,872)	5,318,327
Net change due to extensions and discoveries	721,800	10,817,741
Net change in prices and production costs	(13,387,649)	19,711,979
Changes in production rate	4,496,298	(6,374,696)
Purchases of properties	-	-
Accretion of discount	5,716,386	5,387,972
Other	(3,115,192)	(1,547,700)

Standardized measure, end of period	40,123,100	74,221,682

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

Signature	Title	Date

/s/ Michael K. Paulk	President and Principal	April 1, 2013
Michael K. Paulk	Executive Officer and Director

/s/ Steven P. Ensz	Principal Financial	April 1, 2013
Steven P. Ensz	and Accounting Officer and Director

/s/ Douglas B. MacGregor	Director	April 1, 2013
Douglas B. MacGregor

/s/ James L. Ferraro	Director	April 1, 2013
James L. Ferraro

/s/ William Yuan	Director	April 1, 2013
William Yuan