Form 10-Q
period 2013-03-31
American Natural Energy Corp
filed 2013-05-15
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2013; or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from ___________________ to ___________________.

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
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2013, 26,405,085 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2013	December 31, 2012
	$	$

ASSETS
Current assets:
Cash and cash equivalents	127,885	31,177
Restricted cash	500,000	-
Accounts receivable – joint interest billing	31,323	30,315
Accounts receivable – oil and gas sales	324,100	173,006
Prepaid expenses and other	37,154	81,630
Oil inventory	22,112	25,509
Deferred financing costs	63,557	95,661
Total current assets	1,106,131	437,298
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $22,400,596 and $22,084,028	19,182,315	19,342,785
Unproved oil and natural gas properties	677,641	661,641
Equipment and other fixed assets, net of accumulated depreciation of $ 1,159,481 and $1,154,600	18,750	23,631
Total assets	20,984,837	20,465,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	3,882,409	3,648,736
Revenue payable	3,522,118	3,521,805
Accounts payable – related parties	47,353	40,135
Accrued interest	210,334	136,690
Insurance note payable	19,749	39,275
Notes payable – related parties net of discounts of $0 and $0 respectively	838,688	630,355
Note payable, net of discounts of $215,367 and $186,791 respectively (Note 3)	2,361,028	2,024,670
Taxes due on dissolution of subsidiary	40,252	40,252
Total current liabilities	10,921,931	10,081,918

Debenture payable-related parties, net of discounts of $1,057,045 and $1,195,561 respectively	1,942,955	1,554,439
Asset retirement obligation	2,439,893	2,392,369
Total liabilities	15,304,779	14,028,726

Commitments and contingencies

Stockholders' equity :
Common stock
Authorized – 250,000,000 shares with par value of $0.001 – 26,405,085 and 26,405,085 shares issued and outstanding respectively	26,405	26,405
Additional paid-in capital	25,874,430	25,874,430
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(24,043,118)	(23,546,843)
Accumulated other comprehensive income	3,822,341	4,082,637
Total stockholders' equity	5,680,058	6,436,629
Total liabilities and stockholders' equity	20,984,837	20,465,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited)
For the three-month periods ended March 31, 2013 and 2012

	Three months ended March 31,
	2013	2012
	$	$
Revenues:
Oil and gas sales	998,312	449,967
Operations income	11,923	14,276
Total revenues	1,010,235	464,243

Expenses:
Lease operating expense	289,697	321,936
Production taxes	74,657	28,393
General and administrative	487,610	702,946
Foreign exchange (gain)loss	(260,296)	279,473
Interest and financing costs	261,756	205,802
Related party interest	244,160	13,791
Depletion, depreciation and amortization – oil and gas properties	316,568	61,408
Accretion of asset retirement obligation	47,524	44,205
Depreciation and amortization – other assets	4,881	6,897

Total expenses	1,466,557	1,664,851

Other Expense
Loss on debt extinguishment	(39,953)	-
Total other expense	(39,953)	-

Net loss	(496,275)	(1,200,608)

Other comprehensive income (loss):
Foreign exchange translation	(260,296)	279,473

Other comprehensive income (loss)	(260,296)	279,473

Comprehensive loss	(756,571)	(921,135)

Loss per share
Basic	(0.02)	(0.07)
Diluted	(0.02)	(0.07)

Weighted average number of shares outstanding
Basic	26,405,085	16,339,688
Diluted	26,405,085	16,339,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month periods ended March 31, 2013 and 2012

	Three months ended March 31,
	2013	2012
	$	$

Cash flows from operating activities:
Net loss	(496,275)	(1,200,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	321,449	68,305
Accretion of asset retirement obligation	47,524	44,205
Foreign exchange (gain) loss	(260,296)	279,473
Noncash compensation expense	-	325,065
Amortization of deferred financing costs	57,104	79,520
Amortization of debt discount	243,990	61,076
Loss on debt extinguishment	39,953	-
Changes in components of working capital:
Accounts receivable	(152,102)	(240,757)
Oil inventory	3,397	8,443
Prepaid expenses and other current assets	44,476	(34,276)
Accounts payable, revenues payable, accrued liabilities and interest	58,965	(110,383)

Net cash used in operating activities	(91,815)	(719,937)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(56,166)	(26,636)

Net cash used in investing activities	(56,166)	(26,636)

Cash flows from financing activities:
Payment of notes payable	(654,594)	(320,345)
Payment of notes payable-related party	(41,667)	-
Proceeds from issuance of notes payable	465,950	941,300
Proceeds from issuance of notes payable- related party	500,000	250,000
Payment of deferred financing costs	(25,000)	(65,000)

Net cash provided by financing activities	244,689	805,955

Increase in cash and cash equivalents	96,708	59,382

Cash beginning of period	31,177	-

Cash end of period	127,885	59,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the three-month periods ended March 31, 2013 and 2012

	Three months ended March 31,
	2013	2012
	$	$

Supplemental disclosures:
Interest paid	125,274	116,204
Taxes paid	-	5,000

Non cash investing and financing activities:
Debt issued for restricted cash	500,000	-
Purchase of oil and gas properties in accounts payable	155,887	-
Deferred financing cost due to warrants issued	-	50,557
Debt discount due to liquidation rights transferred	-	39,619
Deferred financing cost due to common shares issued	-	60,776
Debt discount due to common shares issued	-	129,240
Debt discount due to fees related to TCA debt	100,000	-
Debt discount due to cash withheld by lender	34,050	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 and 2012

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2013 are not indicative of the results that may be expected for the full year ending December 31, 2013.

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statement balances have been made to conform to current reporting practices.

2	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $496,275 for the three months ended March 31, 2013. The Company has a working capital deficit of $9,815,800 and an accumulated deficit of $24,043,118 at March 31, 2013 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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
March 31, 2013 and 2012

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

3	Notes Payable

Notes payable and long-term debt as of March 31, 2013 and December 31, 2012 consisted of the following:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 and 2012

	March 31, 2013	December 31, 2012

	$	$
Note payable – Citizens Bank of Oklahoma	135,921	195,921
Note payable – TCA Global Credit Master Fund	2,033,907	1,608,973
Discount on TCA Global Credit Master Fund note	(215,367)	(186,791)
Note payable – Leede Financial	406,567	406,567
Total third-party notes payable and long-term debt	2,361,028	2,024,670

Debenture payable – Palo Verde (Note 4)	3,000,000	2,500,000
Discount on Palo Verde debt	(1,057,045)	(1,185,567)
Note payable – TPC Energy	414,183	414,183
Discount on TPC Energy Note	-	(9,994)
Note payable – Mike Paulk	402,777	444,444
Note payable - Other	21,728	21,728
Total related party notes payable and long-term debt	2,781,643	2,184,794

Total notes payable and long-term debt	5,142,671	4,209,464
Less: Current portion	(3,199,716)	(2,655,025)

Total notes payable and long-term debt, net of current portion	1,942,955	1,554,439

As of March 31, 2013 and December 31, 2012, the Company had an outstanding note to TPC Energy with a principal balance of $164,183. On March 31, 2013, the due date of the note was extended to March 31, 2014. Other terms of the note remain unchanged. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

As of December 31, 2012, the Company had another outstanding note to TPC Energy with a principal balance of $250,000, along with a related debt discount of $9,994. On March 11, 2013, the due date of the note was extended to March 11, 2014 and TPC Energy will continue to receive the 50% of the company’s interests in its share of the Liquidation Agents account distributions for an extra year until March 11, 2014. The Company evaluated the extension under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The additional rights were valued at $39,953 and were recorded as a loss on debt extinguishment. The remaining $9,994 debt discount was also amortized during the three months ended March 31, 2013. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of March 31, 2013.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2013 and 2012

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

The Company entered into a financing agreement with TCA Global Credit Master Fund, LP during the first quarter of 2012. Proceeds of the financing are to be used for the drilling and completion of wells included in the Company’s inventory of Proved Undeveloped reserves (“PUD”). The Company has a commitment for a total amount of $3 million, before fees and expenses, through the issuance of a series of $1 million debentures. The debenture is secured by a first priority, perfected security interest and mortgage in oil and gas leases and properties. At no time shall the investor funds exceed 65% of the drilling and completion cost of the PUD’s with the balance provided by the Company’s generated funds. During the year ended December 31, 2012, three tranches of TCA debt totaling $3 million were issued. The total note principal balance of TCA debts and related unamortized debt discounts on December 31, 2012 are $1,608,973 and $186,791, respectively.

In March 2013, the fourth tranche TCA debt of $1 million was issued. The debt is due on March 1, 2014 and is payable monthly with a mandatory redemption fee equal to 7% and interest of 5%. Out of $1 million debt proceeds, $500,000 was withheld for the future development of wells, $34,050 was paid to TCA for various fees, and net proceeds of $465,950 were received by the Company. The Company will also pay TCA $100,000 in cash in lieu of a stock bonus related to the issuance of the note. Fees paid and to be paid in cash totaling $134,050 to TCA Global Credit Master Fund, LP were recorded as a debt discount.

In connection with the issuance of fourth tranche TCA debenture, the Company paid cash fees to other third parties valued at $25,000. These cash fees were recorded as deferred financing costs.

During the three months ended March 31, 2013, payments totaling $575,066 were made to TCA debts and $105,474 of debt discounts were amortized.

4	Convertible Debentures

On December 31, 2012, the Company sold a $1 million 12% unsecured convertible debt due December 31, 2014 to Palo Verde Acquisitions LLC. As of December 31, 2012, the Company had received consideration of $500,000 related to this debt. In January 2013, the Company collected the remaining debt proceeds of $500,000 related to the $1million convertible Palo Verde debt issued on December 31, 2012.

5	Subsequent Event

On April 4, 2013 the remaining $500,000 balance of the fourth tranche of the TCA debenture withheld was released to the Company.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

            We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $496,000 for the three months ended March 31, 2013 and a net loss of $3,318,000 and $906,000 for the years ended December 31, 2012 and 2011. We have a working capital deficiency and an accumulated deficit at March 31, 2013 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

A Comparison of Operating Results For The Three Months Ended March 31, 2013 and March 31, 2012

            We recorded a net loss of $496,000 during the three months ended March 31, 2013 compared to a net loss of $1,201,000 for the three months ended March 31, 2012. During the three months ended March 31, 2013, our revenues were comprised of oil and gas sales totaling $998,000 compared with oil and gas sales of $450,000 during the same period of 2012. Oil and gas prices increased and there was an increase in production for the first quarter of 2013 as compared to the same period of 2012. Our net average daily production for the three month period ended March 31, 2013 increased by 111% over the same period of the prior year, from 46 net barrels of oil equivalent per day to 97 net barrels of oil equivalent per day. Oil and gas prices increased by 6% for the three month period ended March 31, 2013 over the same period of the prior year. The weighted average price increased from $106.59 per barrel of oil equivalent to $113.16 per barrel of oil equivalent. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

            We had expenses of $1,467,000 for the three months ended March 31, 2013 compared to expenses of $1,665,000 for the three months ended March 31, 2012. Our general and administrative expenses were $488,000 for the three months ended March 31, 2013 compared to $703,000 for the three months ended March 31, 2012. General and administrative expenses were higher for the quarter ended March 31, 2012 due to increased compensation expense related to the issuance of stock.

            Interest and financing costs increased for the three months ended March 31, 2013 compared to the same period in 2012 at $506,000 and $220,000 respectively. Interest and financing costs were higher in the first quarter of 2013 due to higher debt and the amortization of note discounts and deferred financing costs.

            Lease operating expenses of $290,000, production taxes of $75,000 and depletion, depreciation and amortization of $369,000 during the three months ended March 31, 2013 changed from $322,000, $28,000, and $113,000, respectively, during the three months ended March 31, 2012. Lease operating expenses were consistent for the first quarter of 2013 compared to the same period of 2012. Production taxes increased for the first quarter of 2013 as a result of increased production and changes in tax classifications on some producing wells. The increase in depletion, depreciation and amortization for the first quarter of 2013 is a result of increased production and a decrease in reserves.

            During the three months ended March 31, 2013, we had a foreign exchange gain of $260,000, compared to a $279,000 foreign exchange loss for the three months ended March 31, 2012. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which are payable in Canadian dollars. The foreign exchange gain for the three months ended March 31, 2013 was caused by the strengthening of the US dollar against the Canadian dollar.

            During the three months ended March 31, 2013 we also extended the repayment terms and rights on a related party note which qualified as debt extinguishment. The additional rights were valued at $39,953 and were recorded as a loss on debt extinguishment.

Liquidity and Capital Resources

General

            To date, our production has not been sufficient to fund our operations and drilling program. At March 31, 2013, we do not have any available borrowing capacity and have negative working capital of approximately $9.8 million.

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

A Comparison of Cash Flow For The Three Months Ended March 31, 2013 and March 31, 2012

            Our net cash used in operating activities was $92,000 for the three months ended March 31, 2013 as compared to net cash used in operating activities of $720,000 for the three months ended March 31, 2012, an increase of $628,000. The increase in net cash provided by operating activities for the three months ended March 31, 2013 was primarily due to a decrease in net loss of $704,000 offset by a decrease in noncash items of $408,000 and an increase in working capital of $332,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $45,000 during the three months ended March 31, 2013 mainly due to an increase in accounts payable and accrued liabilities of $59,000 and offset by an increase in accounts receivable and other current assets of $104,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $377,000 during the three months ended March 31, 2012 due to an increase in accounts receivable and other current assets of $267,000 and a decrease to accounts payable and other accrued liabilities of $110,000.

            We used $56,000 of net cash in investing activities during the three months ended March 31, 2013 compared to net cash used of $27,000 in 2012. The cash used in investing in 2013 and 2012 was for the purchase and development of oil and gas properties.

Our net cash provided by financing activities was $245,000 for the three months ended March 31, 2013 compared to net cash provided of $806,000 for the same period in 2012. For the three months ended March 31, 2013, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $966,000, of which $500,000 was to related parties, offset by payments against outstanding notes of $696,000, of which $42,000 was to related parties, and payments of deferred financing costs of $25,000. For the three months ended March 31, 2012, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $1,191,000, of which $250,000 was to related parties, offset by payments against outstanding notes of $320,000, and payments of deferred financing costs of $65,000.

            We have no other commitments to expend additional funds for drilling activities for the rest of 2013.

How We Have Financed Our Activities

            We entered into a financing agreement with TCA Global Credit Master Fund, LP during the first quarter of 2012. Proceeds of the financing were used for the drilling and completion of wells included in the Company’s inventory of proved undeveloped reserves (“PUD”). We have a commitment for a total amount of $3.0 million, before fees and expenses, through the issuance of a series of $1.0 million debentures. The debenture is secured by a first priority, perfected security interest and mortgage in oil and gas leases and properties. At no time shall the investor funds advanced exceed 65% of the drilling and completion cost of the PUD’s with the balance provided by our generated funds. During the year ended December 31, 2012, three tranches of TCA debt totaling $3 million were issued. The total note principal balance of TCA debts and related unamortized debt discounts on December 31, 2012 are $1,608,973 and $186,791, respectively.

            In March 2013, the fourth tranche TCA debt of $1 million was issued. The debt is due on March 1, 2014 and is payable monthly with a mandatory redemption fee equal to 7% and interest of 5%. Out of $1 million debt proceeds, $500,000 was withheld for the future development of wells, $34,050 was paid to TCA for various fees, and net proceeds of $465,950 were received by the Company. The Company will also pay TCA $100,000 in cash in lieu of a stock bonus related to the issuance of the note. Fees paid and to be paid in cash totaling $134,050 to TCA Global Credit Master Fund, LP were recorded as a debt discount.

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

            On December 31, 2012, we sold to Palo Verde (1) a $1,000,000 12% unsecured Convertible Debenture due December 31, 2014 (the “Second Palo Verde Debenture”) and (2) warrants to purchase up to 10,000,000 shares of our common stock at a purchase price of $0.23 per share and expiring on December 31, 2014. The aggregate consideration received by us from Palo Verde for the Second Palo Verde Debenture and the 10 million warrants was $1,000,000.

Future Capital Requirements and Resources

            At March 31, 2013, we do not have any available borrowing capacity under existing credit facilities and our current assets are $1,106,000 compared with current liabilities of $10.9 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2013. In addition, we have substantial need for capital to develop our oil and gas prospects. At March 31, 2013, we have no commitments for additional capital to fund drilling activities in 2013.

            Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transaction; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future. We expect that any capital expenditures for drilling purposes during 2013 will be funded from the sale of drilling participations and equity capital.

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

            Readers are cautioned that the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012 and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2013 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

             Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2012, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. See our discussion at "Item 9A (T) - Controls and Procedures" on Form 10-K for the year ended December 31, 2012.

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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: May 15, 2013	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer