Form 10-Q
period 2013-06-30
American Natural Energy Corp
filed 2013-08-14
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013; or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities ExchangeAct of 1934

For the transition period from _________________ to _________________.

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
Yes [   ]     No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2013, 26,405,085 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2013	December 31, 2012
	$	$

ASSETS
Current assets:
Cash and cash equivalents	109,018	31,177
Accounts receivable – joint interest billing	4,138	30,315
Accounts receivable – oil and gas sales	199,765	173,006
Prepaid expenses and other	16,240	81,630
Oil inventory	21,931	25,509
Deferred financing costs	38,024	95,661
Total current assets	389,116	437,298
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $22,573,578 and $22,084,028	19,023,002	19,342,785
Unproved oil and natural gas properties	693,466	661,641
Equipment and other fixed assets, net of accumulated depreciation of $ 1,164,362 and $1,154,600	13,869	23,631
Total assets	20,119,453	20,465,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	3,750,762	3,648,736
Revenue payable	3,522,250	3,521,805
Accounts payable – related parties	62,259	40,135
Accrued interest	316,333	136,690
Insurance note payable	-	39,275
Notes payable – related parties net of discounts of $0 and $0 respectively	815,911	630,355
Note payable, net of discounts of $0 and $186,791 respectively (Note 3)	533,422	2,024,670
Taxes due on dissolution of subsidiary	37,752	40,252
Total current liabilities	9,038,689	10,081,918

Debenture payable-related parties, net of discounts of $919,025 and $1,195,561 respectively	2,080,975	1,554,439
Debenture payable, net of discounts of $120,480, and 0 respectively	1,345,069	-
Asset retirement obligation	2,488,954	2,392,369
Total liabilities	14,953,687	14,028,726

Commitments and contingencies

Stockholders' equity :
Common stock
Authorized – 250,000,000 shares with par value of $0.001 – 26,405,085 and 26,405,085 shares issued and outstanding respectively	26,405	26,405
Additional paid-in capital	25,874,430	25,874,430
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(24,151,985)	(23,546,843)
Accumulated other comprehensive income	3,416,916	4,082,637
Total stockholders' equity	5,165,766	6,436,629
Total liabilities and stockholders' equity	20,119,453	20,465,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
For the three-month and six-month periods ended June 30, 2013 and 2012

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	$	$	$	$
Revenues:
Oil and gas sales	874,177	555,031	1,872,489	1,004,998
Operations income	16,143	11,923	28,066	26,199
	890,320	566,954	1,900,555	1,031,197

Expenses:
Lease operating expense	226,040	188,699	515,740	510,635
Production taxes	102,732	28,609	177,389	57,002
General and administrative	369,464	455,310	857,073	1,158,256
Foreign exchange gain	(431,988)	(341,133)	(692,286)	(61,660)
Interest and financing costs	261,116	238,647	522,872	444,449
Related party interest	244,899	20,572	489,059	34,363
Depletion, depreciation and amortization – oil and gas properties	172,982	82,594	489,550	144,002
Accretion of asset retirement obligation	49,061	45,130	96,585	89,335
Depreciation and amortization – other assets	4,881	6,887	9,762	13,784

Total expenses	999,187	725,315	2,465,744	2,390,166

Other Expense
Loss on debt extinguishment	-	-	(39,953)	-
Total other expense	-	-	(39,953)	-

Net loss	(108,867)	(158,361)	(605,142)	(1,358,969)

Other comprehensive loss– net of tax:
Foreign exchange translation	(405,423)	(341,133)	(665,721)	(61,660)

Other comprehensive loss	(405,423)	(341,133)	(665,721)	(61,660)

Comprehensive loss	(514,290)	(499,494)	(1,270,863)	(1,420,629)

Basic and diluted loss per share	(0.00)	(0.01)	(0.02)	(0.07)

Weighted average number of shares outstanding
Basic	26,405,085	20,640,006	26,405,085	18,508,337
Diluted	26,405,085	20,640,006	26,405,085	18,508,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six-month periods ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012
	$	$

Cash flows from operating activities:
Net loss	(605,142)	(1,358,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	499,312	157,786
Accretion of asset retirement obligation	96,585	89,335
Foreign exchange gain	(692,286)	(61,660)
Noncash compensation expense	-	397,787
Amortization of deferred financing costs	107,637	177,388
Amortization of debt discount	498,395	139,834
Loss on debt extinguishment	39,953	-
Changes in components of working capital:
Accounts receivable	(582)	(91,752)
Oil inventory	3,578	(425)
Prepaid expenses and other current assets	65,390	52,153
Accounts payable, revenues payable, accrued liabilities and interest	63,701	35,988

Net cash provided by (used in) operating activities	76,541	(462,535)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(103,504)	(30,572)

Net cash used in investing activities	(103,504)	(30,572)

Cash flows from financing activities:
Payment of notes payable	(1,225,202)	(654,707)
Payment of notes payable-related party	(69,444)	-
Proceeds from issuance of notes payable	944,450	941,300
Proceeds from issuance of notes payable- related party	505,000	250,000
Shares issued for private placement	-	420,000
Payment of deferred financing costs	(50,000)	(65,000)

Net cash provided by financing activities	104,804	891,593

Increase in cash and cash equivalents	77,841	398,486

Cash beginning of period	31,177	-

Cash end of period	109,018	398,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the six-month periods ended June 30, 2013 and 2012

	Six months ended June 30,
	2013	2012
	$	$

Supplemental disclosures:
Interest paid	212,956	186,732
Taxes paid	2,500	5,000

Non cash investing and financing activities:
Purchase of oil and gas properties in accounts payable	137,091	30,626
Deferred financing cost due to warrants issued	-	50,557
Debt discount due to liquidation rights transferred	-	39,619
Deferred financing cost due to common shares issued	-	60,776
Debt discount due to common shares issued	-	129,240
Debt discount due to fees related to TCA debt	100,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 and 2012

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the six-month periods ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2013 are not indicative of the results that may be expected for the full year ending December 31, 2013.

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statement balances have been made to conform to current reporting practices.

2	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $605,142 for the six months ended June 30, 2013. The Company has a working capital deficit of $8,649,573 and an accumulated deficit of $24,151,985 at June 30, 2013 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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
June 30, 2013 and 2012

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

Notes payable and long-term debt as of June 30, 2013 and December 31, 2012 consisted of the following:

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 and 2012

	June 30, 2013	December 31, 2012

	$	$
Note payable – Citizens Bank of Oklahoma	115,921	195,921
Note payable – TCA Global Credit Master Fund	1,503,048	1,608,973
Discount on TCA Global Credit Master Fund note	(120,480)	(186,791)
Note payable – Leede Financial	380,002	406,567
Total third-party notes payable and long-term debt	1,878,491	2,024,670

Debenture payable – Palo Verde (Note 4)	3,000,000	2,500,000
Discount on Palo Verde debt	(919,025)	(1,185,567)
Note payable – TPC Energy	414,183	414,183
Discount on TPC Energy Note	-	(9,994)
Note payable – Mike Paulk	380,000	444,444
Note payable - Other	21,728	21,728
Total related party notes payable and long-term debt	2,896,886	2,184,794

Total notes payable and long-term debt	4,775,377	4,209,464
Less: Current portion	(1,349,333)	(2,655,025)

Total notes payable and long-term debt, net of current portion	3,426,044	1,554,439

As of June 30, 2013 and December 31, 2012, the Company had an outstanding note to TPC Energy with a principal balance of $164,183. On March 31, 2013, the due date of the note was extended to March 31, 2014. Other terms of the note remain unchanged. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

As of December 31, 2012, the Company had another outstanding note to TPC Energy with a principal balance of $250,000, along with a related debt discount of $9,994. On March 11, 2013, the due date of the note was extended to March 11, 2014 and TPC Energy will continue to receive the 50% of the company’s interests in its share of the Liquidation Agents account distributions for an extra year until March 11, 2014. The Company evaluated the extension under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The additional rights were valued at $39,953 and were recorded as a loss on debt extinguishment. The remaining $9,994 debt discount was also amortized during the three months ended March 31, 2013. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of June 30, 2013.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 and 2012

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

In March 2013, the fourth tranche TCA debt of $1 million was issued. The debt is due on March 1, 2014 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Out of $1 million debt proceeds, $55,550 was paid to TCA for various fees, and net proceeds of $944,450 were received by the Company. The Company will also pay TCA $100,000 in cash in lieu of a stock bonus related to the issuance of the note. Fees paid and to be paid in cash totaling $155,550 to TCA Global Credit Master Fund, LP were recorded as a debt discount.

In connection with the issuance of fourth tranche TCA debenture, the Company paid cash fees to other third parties valued at $50,000. These cash fees were recorded as deferred financing costs.

During the six months ended June 30, 2013, payments totaling $1,105,926 were made to TCA debts and $221,861 of debt discounts were amortized.

On June 30, 2013, the Company extended the maturity date of note payable to Leede Financial to December 31, 2013. The other terms of the note payable remain unchanged. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the revised term constituted a debt modification. As the note is denominated in Canadian dollars, the Company adjusted the face value of the note based on fluctuations in exchange rates and recorded a foreign exchange gain of $26,565 during the six months ended June 30, 2013.

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2013 and 2012

5	Subsequent Event

In July 2013, the fifth tranche TCA debt of $750,000 was issued. The debt is due on August 1, 2014 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Fees totaling $44,175 were paid with net proceeds of $705,825 received by the Company. Along with the issuance of the fifth tranche TCA debt, the Company combined all the outstanding TCA debts into one debt by entering into an amended debt agreement with TCA. The amended debt has a principal of $2,290,548.24, accrues interest at 5% per annum, and is due on August 1, 2014. The Company should repay the amended TCA debt in monthly installments of $230,451.49 starting August 1, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

            We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $605,142 for the six months ended June 30, 2013 and a net loss of $3,318,000 and $906,000 for the years ended December 31, 2012 and 2011. We have a working capital deficiency and an accumulated deficit at June 30, 2013 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

A Comparison of Operating Results For The Three Months Ended June 30, 2013 and June 30, 2012

            We recorded a net loss of $109,000 during the three months ended June 30, 2013 compared to a net loss of $158,000 for the three months ended June 30, 2012. During the three months ended June 30, 2013, our revenues were comprised of oil and gas sales totaling $874,000 compared with oil and gas sales of $555,000 during the same period of 2012. Oil and gas prices were consistent and there was an increase in production for the second quarter of 2013 as compared to the same period of 2012. Our net average daily production for the three month period ended June 30, 2013 increased by 57% over the same period of the prior year, from 58 net barrels of oil equivalent per day to 91 net barrels of oil equivalent per day. The weighted average price was $105.78 per barrel of oil equivalent for the three months ended June 30, 2013 compared to $105.02 per barrel of oil equivalent for the same period in 2012. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

            We had expenses of $999,000 for the three months ended June 30, 2013 compared to expenses of $725,000 for the three months ended June 30, 2012. Our general and administrative expenses were $369,000 for the three months ended June 30, 2013 compared to $455,000 for the three months ended June 30, 2012. General and administrative expenses were higher for the quarter ended June 30, 2012 primarily due to increased compensation expense related to the issuance of stock.

            Interest and financing costs increased for the three months ended June 30, 2013 compared to the same period in 2012 at $506,000 and $259,000 respectively. Interest and financing costs were higher in the second quarter of 2013 due to higher debt and the amortization of note discounts and deferred financing costs.

            Lease operating expenses of $226,000, production taxes of $103,000 and depletion, depreciation and amortization of $227,000 during the three months ended June 30, 2013 changed from $189,000, $29,000, and $135,000, respectively, during the three months ended June 30, 2012. Lease operating expenses were higher for the second quarter of 2013 compared to the same period in 2012 due to field maintenance. Production taxes increased for the second quarter of 2013 as a result of increased production and changes in tax classifications on some producing wells. The increase in depletion, depreciation and amortization for the second quarter of 2013 is a result of increased production and a decrease in reserves.

            During the three months ended June 30, 2013, we had a foreign exchange gain of $432,000, compared to a $341,000 foreign exchange gain for the three months ended June 30, 2012. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which are payable in Canadian dollars, in addition to a note owed to a third party denominated in Canadian dollars. The foreign exchange gain for the three months ended June 30, 2013 was caused by the strengthening of the US dollar against the Canadian dollar. The gain related to the inter-company indebtedness was $405,000 and the gain related to the note denominated in Canadian dollars was $27,000 for the three months ended June 30, 2013.

A Comparison of Operating Results For The Six Months Ended June 30, 2013 and June 30, 2012

            We recorded a net loss of $605,000 during the six months ended June 30, 2013 compared to a net loss of $1,359,000 for the six months ended June 30, 2012. During the six months ended June 30, 2013, our revenues were comprised of oil and gas sales totaling $1,872,000 compared with oil and gas sales of $1,005,000 during the same period of 2012. Oil and gas prices and production increased for the first six months of 2013 as compared to the same period of 2012. Our net average daily production for the six month period ended June 30, 2013 increased by 83% over the same period of the prior year, from 52 net barrels of oil equivalent per day to 95 net barrels of oil equivalent per day. Oil and gas prices increased for the six month period ended June 30, 2013 over the same period of the prior year. The weighted average price was $107.41 and $105.72 per barrel of oil equivalent for the six months ended 2013 and 2012 respectively. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

            We had expenses of $2,466,000 for the six months ended June 30, 2013 compared to expenses of $2,390,000 for the six months ended June 30, 2012. Our general and administrative expenses were $857,000 for the six months ended June 30, 2013 compared to $1,158,000 for the six months ended June 30, 2012. General and administrative expenses were higher for the six months end June 30, 2012 primarily due to increased compensation expense related to the issuance of stock.

            Interest and financing costs increased for the six months ended June 30, 2013 compared to the same period in 2012 at $1,012,000 and $479,000 respectively. Interest and financing costs were higher for the six month period ended June 30, 2013 due to higher debt and the amortization of note discounts and deferred financing costs.

            Lease operating expenses of $516,000, production taxes of $177,000 and depletion, depreciation and amortization of $596,000 during the six months ended June 30, 2013 changed from $511,000, $57,000, and $247,000, respectively, during the six months ended June 30, 2012. Lease operating expenses were consistent for the first six months of 2013 compared to the same period of 2012. Production taxes increased for the six months ended June 30, 2013 compared to the same period of 2012 as a result of increased production and changes in tax classifications on some producing wells. The increase in depletion, depreciation and amortization for the first six months of 2013 is a result of increased production and a decrease in reserves.

            During the six months ended June 30, 2013, we had a foreign exchange gain of $692,000, compared to a $62,000 foreign exchange gain for the six months ended June 30, 2012. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars, in addition to a note owed to a third party denominated in Canadian dollars. The foreign exchange gain for the six months ended June 30, 2013 was caused by the strengthening of the US dollar against the Canadian dollar. The gain related to the inter-company indebtedness was $665,000 and the gain related to the note denominated in Canadian dollars was $27,000 for the six months ended June 30, 2013.

            During the six months ended June 30, 2013 we also extended the repayment terms and rights on a related party note which qualified as debt extinguishment. The additional rights were valued at $39,953 and were recorded as a loss on debt extinguishment.

Liquidity and Capital Resources

General

            To date, our production has not been sufficient to fund our operations and drilling program. At June 30, 2013, we do not have any available borrowing capacity and have negative working capital of approximately $8.6 million.

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

A Comparison of Cash Flow For The Six Months Ended June 30, 2013 and June 30, 2012

            Our net cash provided by operating activities was $77,000 for the six months ended June 30, 2013 as compared to net cash used in operating activities of $463,000 for the six months ended June 30, 2012, an increase of $539,000. The increase in net cash provided by operating activities for the six months ended June 30, 2013 was primarily due to a decrease in net loss of $754,000 offset by a decrease in noncash items of $351,000 and an increase in working capital of $136,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $132,000 during the six months ended June 30, 2013 mainly due to an increase in accounts payable and accrued liabilities of $64,000 and a decrease in accounts receivable and other current assets of $68,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $4,000 during the six months ended June 30, 2012 mainly due to an increase in accounts payable and accrued liabilities of $36,000 and a decrease and prepaid expenses and other current assets of $52,000 and offset by an increase in accounts receivable of $92,000.

            We used $104,000 of net cash in investing activities during the six months ended June 30, 2013 compared to net cash used of $31,000 in 2012. The cash used in investing in 2013 and 2012 was for the purchase and development of oil and gas properties.

             Our net cash provided by financing activities was $105,000 for the six months ended June 30, 2013 compared to net cash provided of $892,000 for the same period in 2012. For the six months ended June 30, 2013, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $1,449,000, of which $505,000 was to related parties, offset by payments against outstanding notes of $1,295,000, of which $69,000 was to related parties, and payments of deferred financing costs of $50,000. For the six months ended June 30, 2012, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $1,191,000, of which $250,000 was to related parties, offset by payments against outstanding notes of $655,000, and payments of deferred financing costs of $65,000. Proceeds of $420,000 were received during the second quarter of 2012 for the issuance of 7,000,000 shares of common stock at $0.06 per share in a private placement.

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

             In March 2013, the fourth tranche TCA debt of $1 million was issued. The debt is due on March 1, 2014 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Out of $1 million debt proceeds, $500,000 was withheld for the future development of wells, $55,550 was paid to TCA for various fees, and net proceeds of $944,450 were received by the Company. In July 2013 an additional tranche of $750,000 was drawn by the Company under the same terms with net proceeds of $705,825 received by the Company after the payment of fees.

            The Company will also pay TCA $100,000 in cash in lieu of a stock bonus related to the issuance of the note. Fees paid and to be paid in cash totaling $155,550 to TCA Global Credit Master Fund, LP were recorded as a debt discount.

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

Future Capital Requirements and Resources

            At June 30, 2013, we do not have any available borrowing capacity under existing credit facilities and our current assets are $389,000 compared with current liabilities of $9.0 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2013. In addition, we have substantial need for capital to develop our oil and gas prospects. At June 30, 2013, we have no commitments for additional capital to fund drilling activities in 2013.

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

             Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2012, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. See our discussion at “Item 9A (T)- Controls and Procedures” on Form 10-K for the year ended December 31, 2012.

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

______________________________________________
(1)	Filed or furnished herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: August 14, 2013	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer