Form 10-Q
period 2013-09-30
American Natural Energy Corp
filed 2013-11-14
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2013; or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ____________to ____________.

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

Yes [   ]               No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2013, 26,405,085 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets – September 30, 2013 and December 31, 2012	3
	Condensed Consolidated Statements of Operations Three Months and Nine Months Ended September 30, 2013 and September 30, 2012	4
	Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2013 and September 30, 2012	5
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 6.	Exhibits	20

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012
	$	$

ASSETS
Current assets:
Cash and cash equivalents	3,555	31,177
Accounts receivable – joint interest billing	11,158	30,315
Accounts receivable – oil and gas sales	232,318	173,006
Prepaid expenses and other	63,184	81,630
Oil inventory	20,833	25,509
Deferred financing costs	75,000	95,661
Total current assets	406,048	437,298
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $22,734,228 and $22,084,028	18,871,051	19,342,785
Unproved oil and natural gas properties	709,066	661,641
Equipment and other fixed assets, net of accumulated depreciation of $1,169,243 and $1,154,600	8,988	23,631
Total assets	19,995,153	20,465,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	4,032,129	3,648,736
Revenue payable	3,522,264	3,521,805
Accounts payable – related parties	71,491	40,135
Accrued interest	409,371	136,690
Insurance note payable	46,384	39,275
Notes payable – related parties net of discounts of $513,156 and $0 respectively	2,297,755	630,355
Note payable, net of discounts of $417,924 and $186,791 respectively (Note 3)	1,862,775	2,024,670
Taxes due on dissolution of subsidiary	32,752	40,252
Total current liabilities	12,274,921	10,081,918

Debenture payable-related parties, net of discounts of $250,897 and $1,195,561 respectively	749,103	1,554,439
Asset retirement obligation (Note 5)	2,443,584	2,392,369
Total liabilities	15,467,608	14,028,726

Commitments and contingencies

Stockholders' equity :
Common stock
Authorized – 250,000,000 shares with par value of $0.001 – 26,405,085 and 26,405,085 shares issued and outstanding respectively	26,405	26,405
Additional paid-in capital	25,874,430	25,874,430
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(25,011,410)	(23,546,843)
Accumulated other comprehensive income	3,638,120	4,082,637
Total stockholders' equity	4,527,545	6,436,629
Total liabilities and stockholders' equity	19,995,153	20,465,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
For the three-month and nine-month periods ended September 30, 2013 and 2012

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	$	$	$	$

Revenues:
Oil and gas sales	841,458	504,029	2,713,947	1,509,027
Operations income	11,923	11,923	39,989	38,122
	853,381	515,952	2,753,936	1,547,149

Expenses:
Lease operating expense	227,256	280,962	742,996	791,598
Production taxes	92,747	29,371	270,136	86,373
General and administrative	336,416	421,987	1,193,489	1,580,242
Foreign exchange (gain)/loss	229,110	546,098	(463,176)	484,438
Interest and financing costs	319,302	279,750	842,174	724,198
Related party interest	263,254	88,757	752,313	123,121
Depletion, depreciation and amortization – oil and gas properties	206,937	81,839	696,487	225,841
Accretion of asset retirement obligation	32,903	46,588	129,488	135,923
Depreciation and amortization – other assets	4,881	4,881	14,643	18,665

Total expenses	1,712,806	1,780,233	4,178,550	4,170,399

Other Expense
Gain (Loss) on debt extinguishment	-	56,962	(39,953)	56,962
Total other expense	-	56,962	(39,953)	56,962

Net loss	(859,425)	(1,207,319)	(1,464,567)	(2,566,288)

Other comprehensive loss– net of tax:
Foreign exchange translation	202,545	512,577	(463,176)	450,917

Other comprehensive loss	202,545	512,577	(463,176)	450,917

Comprehensive loss	(656,880)	(694,742)	(1,927,743)	(2,115,371)

Basic and diluted loss per share	(0.03)	(0.05)	(0.06)	(0.12)

Weighted average number of shares outstanding
Basic	26,405,085	25,949,599	26,405,085	21,033,945
Diluted	26,405,085	25,949,599	26,405,085	21,033,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine-month periods ended September 30, 2013 and 2012

	Nine months ended September 30,
	2013	2012
	$	$

Cash flows from operating activities:
Net loss	(1,464,567)	(2,566,288)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	711,130	244,506
Accretion of asset retirement obligation	129,488	135,923
Foreign exchange (gain)/loss	(463,176)	484,438
Noncash compensation expense	-	397,787
Amortization of deferred financing costs	145,661	287,040
Amortization of debt discount	963,831	285,403
(Gain)/loss on debt extinguishment	39,953	(56,962)
Changes in components of working capital:
Accounts receivable	(40,155)	(169,062)
Oil inventory	4,676	(3,070)
Prepaid expenses and other current assets	18,446	(20,589)
Accounts payable, revenues payable, accrued liabilities and interest	(185,486)	(152,254)

Net cash used in operating activities	(140,199)	(1,133,128)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(130,847)	(1,183,008)

Net cash used in investing activities	(130,847)	(1,183,008)

Cash flows from financing activities:
Payment of notes payable	(1,811,700)	(1,326,047)
Payment of notes payable-related party	(74,444)	(27,778)
Proceeds from issuance of notes payable	1,749,568	1,451,627
Proceeds from issuance of notes payable- related party	505,000	2,250,000
Shares issued for private placement	-	420,000
Payment of deferred financing costs	(125,000)	(115,000)

Net cash provided by financing activities	243,424	2,652,802

Increase in cash and cash equivalents	(27,622)	336,666

Cash beginning of period	31,177	-

Cash end of period	3,555	336,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the nine-month periods ended September 30, 2013 and 2012

	Nine months ended September 30,
	2013	2012
	$	$

Supplemental disclosures:
Interest paid	330,663	267,907
Taxes paid	7,500	5,000

Non cash investing and financing activities:
Debt issued for restricted cash	-	497,000
Purchase of oil and gas properties in accounts payable	139,143	1,450,635
Deferred financing cost due to warrants issued	-	68,046
Debt discount due to liquidation rights transferred	-	39,619
Deferred financing cost due to common shares issued	-	110,776
Debt discount due to common shares issued	-	129,240
Debt discount due to fees related to TCA debt	606,320	100,000
Related party debt discount due to conversion option and warrants issued	-	881,314
Asset retirement obligation revision	39,573	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013 and 2012

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the nine-month periods ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2013 are not indicative of the results that may be expected for the full year ending December 31, 2013.

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statement balances have been made to conform to current reporting practices.

2	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $1,464,567 for the nine months ended September 30, 2013. The Company has a working capital deficit of $11,868,873 and an accumulated deficit of $25,011,410 at September 30, 2013 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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
September 30, 2013 and 2012

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

3	Notes Payable

Notes payable and long-term debt as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
	$	$

Note payable – Citizens Bank of Oklahoma	75,921	195,921
Note payable – TCA Global Credit Master Fund	1,772,895	1,608,973
Discount on TCA Global Credit Master Fund note	(417,924)	(186,791)
Note payable – Eaton Oil Tools	43,974	-
Note payable – Leede Financial	387,909	406,567
Total third-party notes payable and long-term debt	1,862,775	2,024,670

Debenture payable – Palo Verde (Note 4)	3,000,000	2,500,000
Discount on Palo Verde debt	(764,052)	(1,185,567)
Note payable – TPC Energy	414,183	414,183
Discount on TPC Energy Note	-	(9,994)
Note payable – Mike Paulk	375,000	444,444
Note payable - Other	21,728	21,728
Total related party notes payable and long-term debt	3,046,859	2,184,794

Total notes payable and long-term debt	4,909,634	4,209,464
Less: Current portion	(4,160,531)	(2,655,025)

Total notes payable and long-term debt, net of current portion	749,103	1,554,439

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013 and 2012

As of September 30, 2013 and December 31, 2012, the Company had an outstanding note to TPC Energy with a principal balance of $164,183. On March 31, 2013, the due date of the note was extended to March 31, 2014. Other terms of the note remain unchanged. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

As of December 31, 2012, the Company had another outstanding note to TPC Energy with a principal balance of $250,000, along with a related debt discount of $9,994. On March 11, 2013, the due date of the note was extended to March 11, 2014 and TPC Energy will continue to receive the 50% of the company’s interests in its share of the Liquidation Agents account distributions for an extra year until March 11, 2014. The Company evaluated the extension under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The additional rights were valued at $39,953 and were recorded as a loss on debt extinguishment. The remaining $9,994 debt discount was also amortized during the three months ended March 31, 2013. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of September 30, 2013.

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
September 30, 2013 and 2012

In connection with the issuance of fourth tranche TCA debenture, the Company paid cash fees to other third parties valued at $50,000. These cash fees were recorded as deferred financing costs.

In July 2013, the fifth tranche TCA debt of $750,000 was issued. The debt is due on August 1, 2014 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Fees totaling $44,175 were paid with net proceeds of $705,825 received by the Company. Along with the issuance of the fifth tranche TCA debt, the Company combined all the outstanding TCA debts into one debt by entering into an amended debt agreement with TCA. The amended debt has a principal of $2,290,548.24, accrues interest at 5% per annum, and is due on August 1, 2014. Starting August 1, 2013 the Company is paying the amended TCA debt in monthly installments of $230,451.49 which includes the payment of fees and redemption premiums of $49,073 per month. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring. Immediately after the amendment, the unamortized debt discount on the TCA debt was $606,320. The total note principal balance of TCA debts and related unamortized debt discounts on September 30, 2013 are $1,772,895 and $417,924, respectively.

During the nine months ended September 30, 2013, payments totaling $1,623,578 were made to TCA debts and $532,323 of debt discounts were amortized.

On June 30, 2013, the Company extended the maturity date of note payable to Leede Financial to December 31, 2013. The other terms of the note payable remain unchanged. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the revised term constituted a debt modification. As the note is denominated in Canadian dollars, the Company adjusted the face value of the note based on fluctuations in exchange rates and recorded a foreign exchange gain of $18,657 during the nine months ended September 30, 2013.

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

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations during the nine months ended September 30, 2013 and for the year ended December 31, 2012 are shown below.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2013 and 2012

	September 30,	December 31,
	2013	2012
	$	$

Asset retirement obligations, January 1	2,392,369	2,208,867
Additions and revisions	39,573	-
Settlements and disposals	(117,846)	-
Accretion expense	129,488	183,502

Asset retirement obligations, September 30	2,443,584	2,392,369

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $1,464,567 for the nine months ended September 30, 2013 and a net loss of $3,318,000 and $906,000 for the years ended December 31, 2012 and 2011. We have a working capital deficiency and an accumulated deficit at September 30, 2013 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

A Comparison of Operating Results For The Three Months Ended September 30, 2013 and September 30, 2012

We recorded a net loss of $859,000 during the three months ended September 30, 2013 compared to a net loss of $1,207,000 for the three months ended September 30, 2012. During the three months ended September 30, 2013, our revenues were comprised of oil and gas sales totaling $841,000 compared with oil and gas sales of $504,000 during the same period of 2012. Oil and gas prices and production increased for the third quarter of 2013 as compared to the same period of 2012. Our net average daily production for the three month period ended September 30, 2013 increased by 54% over the same period of the prior year, from 54 net barrels of oil equivalent per day to 82 net barrels of oil equivalent per day. Oil and gas prices increased for the nine month period ended September 30, 2013 over the same period of the prior year. The weighted average price was $111.03 per barrel of oil equivalent for the three months ended September 30, 2013 compared to $102.35 per barrel of oil equivalent for the same period in 2012. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $1,712,000 for the three months ended September 30, 2013 compared to expenses of $1,780,000 for the three months ended September 30, 2012. Our general and administrative expenses were $336,000 for the three months ended September 30, 2013 compared to $422,000 for the three months ended September 30, 2012. General and administrative expenses were higher for the quarter ended September 30, 2012 primarily due to increased compensation expense related to the issuance of stock.

Interest and financing costs increased for the three months ended September 30, 2013 compared to the same period in 2012 at $583,000 and $369,000 respectively. Interest and financing costs were higher in the third quarter of 2013 due to higher debt and the amortization of note discounts and deferred financing costs.

Lease operating expenses of $227,000, production taxes of $93,000 and depletion, depreciation and amortization of $245,000 during the three months ended September 30, 2013 changed from $281,000, $29,000, and $133,000, respectively, during the three months ended September 30, 2012. Lease operating expenses were lower for the third quarter of 2013 compared to the same period in 2012 due to decreased field maintenance. Production taxes increased for the third quarter of 2013 as a result of increased production and changes in tax classifications on some producing wells. The increase in depletion, depreciation and amortization for the third quarter of 2013 is a result of increased production and a decrease in reserves.

During the three months ended September 30, 2013, we had a foreign exchange loss of $229,000, compared to a $546,000 foreign exchange loss for the three months ended September 30, 2012. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which are payable in Canadian dollars, in addition to a note owed to a third party denominated in Canadian dollars. The foreign exchange loss for the three months ended September 30, 2013 was caused by the weakening of the US dollar against the Canadian dollar. The loss related to the inter-company indebtedness was $229,000 and there was no material gain or loss related to the note denominated in Canadian dollars for the three months ended September 30, 2013.

During the three months ended September 30, 2012, we had a gain on settlement of debt of $57,000. This was due to the settlement of our note payable with Dune Energy. There was no such gain for the same period of 2013.

A Comparison of Operating Results For The Nine Months Ended September 30, 2013 and September 30, 2012

We recorded a net loss of $1,465,000 during the nine months ended September 30, 2013 compared to a net loss of $2,566,000 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, our revenues were comprised of oil and gas sales totaling $2,714,000 compared with oil and gas sales of $1,509,000 during the same period of 2012. Oil and gas prices and production increased for the first nine months of 2013 as compared to the same period of 2012. Our net average daily production for the nine month period ended September 30, 2013 increased by 71% over the same period of the prior year, from 53 net barrels of oil equivalent per day to 90 net barrels of oil equivalent per day. Oil and gas prices increased for the nine month period ended September 30, 2013 over the same period of the prior year. The weighted average price was $110.03 and $104.57 per barrel of oil equivalent for the nine months ended 2013 and 2012 respectively. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had expenses of $4,179,000 for the nine months ended September 30, 2013 compared to expenses of $4,170,000 for the nine months ended September 30, 2012. Our general and administrative expenses were $1,193,000 for the nine months ended September 30, 2013 compared to $1,580,000 for the nine months ended September 30, 2012. General and administrative expenses were higher for the nine months end September 30, 2012 primarily due to increased compensation expense related to the issuance of stock.

Interest and financing costs increased for the nine months ended September 30, 2013 compared to the same period in 2012 at $1,595,000 and $847,000 respectively. Interest and financing costs were higher for the nine month period ended September 30, 2013 due to higher debt and the amortization of note discounts and deferred financing costs.

Lease operating expenses of $743,000, production taxes of $270,000 and depletion, depreciation and amortization of $841,000 during the nine months ended September 30, 2013 changed from $792,000, $86,000, and $380,000, respectively, during the nine months ended September 30, 2012. Lease operating expenses were lower for the first nine months of 2013 compared to the same period of 2012 due to decreased field maintenance. Production taxes increased for the nine months ended September 30, 2013 compared to the same period of 2012 as a result of increased production and changes in tax classifications on some producing wells. The increase in depletion, depreciation and amortization for the first nine months of 2013 is a result of increased production and a decrease in reserves.

During the nine months ended September 30, 2013, we had a foreign exchange gain of $463,000, compared to a $484,000 foreign exchange loss for the nine months ended September 30, 2012. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars, in addition to a note owed to a third party denominated in Canadian dollars. The foreign exchange gain for the nine months ended September 30, 2013 was caused by the strengthening of the US dollar against the Canadian dollar. The gain related to the inter-company indebtedness was $444,000 and the gain related to the note denominated in Canadian dollars was $19,000 for the nine months ended September 30, 2013.

During the nine months ended September 30, 2013 we also extended the repayment terms and rights on a related party note which qualified as debt extinguishment. The additional rights were valued at $39,953 and were recorded as a loss on debt extinguishment. During the nine months ended September 30, 2012, we had a gain on settlement of debt of $57,000. This was due to the settlement of our note payable with Dune Energy.

Liquidity and Capital Resources

General

To date, our production has not been sufficient to fund our operations and drilling program. At September 30, 2013, we do not have any available borrowing capacity and have negative working capital of approximately $11.9 million.

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

A Comparison of Cash Flow For The Nine Months Ended September 30, 2013 and September 30, 2012

Our net cash used in operating activities was $140,000 for the nine months ended September 30, 2013 as compared to net cash used in operating activities of $1,133,000 for the nine months ended September 30, 2012, a decrease of $993,000. The decrease in net cash used in operating activities for the nine months ended September 30, 2013 was primarily due to a decrease in net loss of $1,102,000 offset by a decrease in noncash items of $251,000 and an increase in working capital of $142,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $203,000 during the nine months ended September 30, 2013 mainly due to a net increase in accounts receivable and other current assets of $17,000 and an increase in accounts payable and accrued liabilities of $186,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $345,000 during the nine months ended September 30, 2012 mainly due to a decrease in accounts payable and accrued liabilities of $152,000 and an increase in accounts receivable and other current assets of $193,000.

We used $131,000 of net cash in investing activities during the nine months ended September 30, 2013 compared to net cash used of $1,183,000 in 2012. The cash used in investing in 2013 and 2012 was for the purchase and development of oil and gas properties.

Our net cash provided by financing activities was $243,000 for the nine months ended September 30, 2013 compared to net cash provided of $2,653,000 for the same period in 2012. For the nine months ended September 30, 2013, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $2,255,000, of which $505,000 was to related parties, offset by payments against outstanding notes of $1,886,000, of which $74,000 was to related parties, and payments of deferred financing costs of $125,000. For the twelve months ended September 30, 2012, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $3,702,000, of which $2,250,000 was to related parties, offset by payments against outstanding notes of $1,354,000, of which 28,000 was to related parties, and payments of deferred financing costs of $115,000. Proceeds of $420,000 were received during the second quarter of 2012 for the issuance of 7,000,000 shares of common stock at $0.06 per share in a private placement.

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

In July 2013, the fifth tranche TCA debt of $750,000 was issued. The debt is due on August 1, 2014 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Fees totaling $44,175 were paid with net proceeds of $705,825 received by the Company. Along with the issuance of the fifth tranche TCA debt, the Company combined all the outstanding TCA debts into one debt by entering into an amended debt agreement with TCA. The amended debt has a principal of $2,290,548, accrues interest at 5% per annum, and is due on August 1, 2014. Starting August 1, 2013 the Company is paying the amended TCA debt in monthly installments of $230,451.

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

Future Capital Requirements and Resources

At September 30, 2013, we do not have any available borrowing capacity under existing credit facilities and our current assets are $492,000 compared with current liabilities of $10.8 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2013. In addition, we have substantial need for capital to develop our oil and gas prospects. At September 30, 2013, we have no commitments for additional capital to fund drilling activities in 2013.

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

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: November 14, 2013	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer