Form 10-K
period 2013-12-31
American Natural Energy Corp
filed 2014-05-14
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-K

Mark One:

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2013; or

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

Commission File No. 0-18956

AMERICAN NATURAL ENERGY CORPORATION
(Name of Small Business Issuer in its Charter)

Oklahoma	73-1605215
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

6100 South Yale, Suite2010, Tulsa, Oklahoma74136
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

Yes [   ]      No [X]

State Issuer’s revenues for its most recent fiscal year: $3,321,670.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of June 30, 2013:$156,253.(Non-affiliates have been determined on the basis of holdings set forth in Item 12 of this Annual Report on Form 10-K.)

The number of shares outstanding of each of the Issuer’s classes of common equity, as of March 31, 2014, was 26,405,085 shares of Common Stock.

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

            Since 2002 through December 31, 2013, we returned to production 5 (4.86 net) well bores drilled by the prior owners on the Couba properties we acquired. Our drilling activities commenced in February 2003 and as of December 31, 2013, we had drilled and completed 9 (6.11 net) wells. For the year ended December 31, 2013, our combined production from all our producing wells (14 gross, 10.97 net) averaged approximately 126(84net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

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

Oil and Gas Reserves

Reserves Estimation
We engaged a third-party engineering firm to prepare our reserve estimates comprising all of our estimated proved reserves (by volume) at December 31, 2013. Our Manager of Operations is the person primarily responsible for overseeing the preparation of the company’s reserve estimates. His qualifications include the following:

  36 years of practical experience in geology, petroleum engineering and reserve evaluation
  Bachelor of Science degree in Geology

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

The tables below set forth information as of December 31, 2013 with respect to our estimated proved reserves, our estimated future net revenue therefrom and the present value thereof at such date based on the report of Collarini Associates. This report is included as Exhibit 99.1 to this Annual Report on Form 10-K. The qualifications of the technical persons at this firm primarily responsible for overseeing his firm’s preparation of the company’s reserve estimates are set forth below.

  Bachelor of Science Degree in Petroleum Engineering
  Over 30years of practical experience in petroleum engineering and are members of the Society of Petroleum Evaluation Engineers (SPEE), Society of Petroleum Engineers (SPE) and the American Association of Petroleum geologists (AAPG).
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

	OIL	GAS	TOTAL
	(Mbbl)	(Mmcf)	(Mbble)

Proved developed producing	113	2	113
Proved developed non-producing	21	41	28
Proved undeveloped	348	2,327	736
Total proved	482	2,370	877

		Proved
		Developed
	Proved Developed	Non-
	Producing	producing	Proved Undeveloped	Total Proved

Estimated future net revenue (a)	$6,681,000	$1,225,000	$33,227,000	$41,133,000
Present value of future net revenue (b)	$4,913,000	$984,000	$25,722,000	$31,619,000
Standardized measure of discounted future net cash flows	$4,913,000	$984,000	$25,722,000	$31,619,000

_______________________

(a) Estimated future net revenue represents estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect at December 31, 2013. The amounts shown do not give effect to non-property related expenses, such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, but do give effect to net profits obligations arising out of agreements we made to acquire the Couba assets in the plan of reorganization. The prices used in these estimates were $107.96per barrel of oil and $3.67per mcf of gas.
(b) Present value of future net revenues represents estimated future net revenues discounted using an annual discount rate of 10%. The present value of future net revenue is equivalent to the standardized measure of discounted future net cash flows at December 31, 2013 as there is no future income tax provision.

            The future net revenue attributable to our estimated proved undeveloped reserves is calculated to be $33.2million at December 31, 2013, with the present value thereof to be $25.7million, based on us expending approximately $3.1million during 2014and an additional $3.8 million in future periods to develop these reserves. The amount and timing of these expenditures will depend on a number of factors, including actual drilling results, product prices and the availability of capital to us. At December 31, 2013, the capital necessary to develop these additional reserves was unavailable to us. Through December 31, 2013, we had expended approximately $20.4million in exploration and development of the Bayou Couba properties.

            No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the SEC.

            Our ownership interest used in calculating proved reserves and the estimated future net revenue there from was determined after giving effect to the assumed maximum participation by other parties to our farm-out and participation agreements. There can be no assurance that all of the estimated proved reserves will be produced and sold at the assumed prices or that existing contracts will be honored or judicially enforced.

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

            The primary area of our operations is St. Charles Parish, Louisiana. As of December 31, 2013, all of our operations and reserves are located in that area.

Drilling Activity

            The following table sets forth information as to the wells we completed during the periods indicated. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

			Year Ended December 31,
	2012		2013
	Gross	Net	Gross	Net
Development
Productive	1.0	1.0	0.0	0.0
Non- productive	-0-	-0-	-0-	-0-
Exploratory
Productive	-0-	-0-	-0-	-0-
Non- productive	-0-	-0-	-0-	-0-

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

            During 2005, we restored to production 1(.81 net) well that had been acquired as part of the original Bayou Couba acquisition. We also drilled and completed 3 (.61 net) development wells.

            During 2006, we drilled and completed 2 (.05 net) development wells.

            During 2009 we acquired all of the working interest of Dune Energy as well as other small interest owners in the field. The acquisitions effectively added an additional 6.56 net wells to our ownership interest.

            For the year ended December 31, 2010, combined production from all our producing wells on the property averaged approximately 162(92 net) barrels of oil equivalents per day.

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

            For the year ended December 31, 2013, combined production from all our producing wells on the property averaged approximately 126 (84 net) barrels of oil equivalents per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production.

Production Volumes, Revenue, Prices and Production Costs

            The following table sets forth certain information regarding the production volumes, revenue, average prices received and average production costs associated with our sale of oil and natural gas for the years ended December 31, 2013 and 2012. All of our production was from our properties located in St. Charles Parish, Louisiana.

	Year Ended December 31,
	2013	2012
Net Production: (1)
Oil (Mbbl)	30.3	19.0
Natural Gas (Mmcf)	2.1	3.8
Oil Equivalent (Mbble)	30.7	19.6

Oil and Natural Gas Sales:
Oil	$3,260,958	$2,034,070
Natural Gas	$8,800	$9,419
Total	$3,269,758	$2,043,489

Average Sales Price:
Oil ($per Bbl)	$107.78	$107.17
Natural Gas ($per Mcf)	$4.14	$2.49
Oil Equivalent ($per Bble)	$106.82	$104.21

Oil and Natural
Gas Costs:
Lease operating expenses	$894,546	$1,003,802
Production Taxes	$323,326	$112,214
Depreciation, depletion and amortization	$1,159,978	$725,090
Average production cost per unit of production ($ per Bble)	$39.79	$56.91

(1) Includes only production owned by us and produced to our interest, less royalties and production due others. 361and 357barrels of oil were produced in December 2013 and 2012 but not sold until January 2014 and 2013, respectively, and are included in inventory at December 31, 2013 and 2012 at the lower of production cost and DD&A, or market.

Development, Exploration and Acquisition Expenditures

            The following table sets forth certain information regarding the costs we incurred in our development, exploration and acquisition activities during the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2013	2012
Development Costs	174,276	$4,081,325
Exploration Costs	-	-
Acquisition Costs	-	-
Sales of Properties	-	-
Capitalized Interest	-	-
Total	174,276	$4,081,325

Acreage

            The following table sets forth as of December 31, 2013, the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold. “Gross” acres are the total number of acres in which we own a working interest. “Net” acres refer to gross acres multiplied by our fractional working interest.

					Total Developed and
	Developed(1)		Undeveloped(1)		Undeveloped
Area	Gross	Net	Gross	Net	Gross	Net
Louisiana	1,319	1,284	-	-	1,319	1,284
Total	1,319	1,284	-	-	1,319	1,284

            (1) Net acreage assumes that we maintain our existing working interest percentage in all future development.

Marketing

            Our oil production is sold under market sensitive or spot price contracts. Our natural gas production is sold to purchasers under varying percentage-of-proceeds and percentage-of-index contracts or by direct marketing to end users or aggregators. By the terms of the percentage-of-proceeds contracts, we receive a percentage of the resale price received by the purchaser for sales of residue gas and natural gas liquids recovered after gathering and processing our gas. The residue gas and natural gas liquids sold by these purchasers are sold primarily based on spot market prices. The revenue we received from the sale of natural gas liquids is included in natural gas sales. During 2013, our oil sales to Sunoco, Inc of $3,260,958 accounted for 99.73% of our total oil and gas sales. We believe we are not materially dependent upon Sunoco for our sales as we believe there are numerous other purchasers for our oil and gas production at competitive prices. We believe that the loss of this customer would not have a material adverse effect on our results of operations or our financial position.

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

Regulation

            General

            Numerous departments and agencies, federal, state and local, issue rules and regulations binding on the oil and gas industry, some of which carry substantial penalties for failure to comply. The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability. At December 31, 2013, we are unable to estimate the costs to be incurred for compliance with environmental laws over the next twelve months; however, management believes all such costs will be those ordinarily and customarily incurred in the development and production of oil and gas and that no unusual costs will be encountered.

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

Employees

            As of December 31, 2013, we employed six persons, of whom two were executive officers and three were operations personnel and one was accounting staff. We do not employ a significant number of temporary employees. None of our employees is represented by a labor union, and we believe our relationship with our employees is good.

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

Office

            Our principal office is located at 6100 South Yale, Suite2010, Tulsa, Oklahoma74136. Our leased premises include approximately 5,062 square feet and are leased for various terms expiring in 2014. The annual aggregate rental is $113,000. The facilities are considered adequate for our present activities.

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

Risks Relating to Us and the Oil and Gas Industry

Our Ability to Continue as a Going Concern is Uncertain.

            Our consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recorded a net loss of $3,146,517 and $3,318,462 in 2013 and 2012, respectively. We had a working capital deficiency at December 31, 2013 of approximately $13.7million. Our revenue has not been sufficient to fund our operations. At December 31, 2013, our current assets are $327,000 compared with current liabilities of $14.0millionwhich include accounts payable, revenues payable, notes payable, and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2014. All the foregoing lead to questions concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties. We have financed our activities using private debt and equity financings. As a result of the losses incurred and current negative working capital and other matters described above, there is no assurance that the carrying amounts of our assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. Our ability to continue as a going concern is dependent upon adequate sources of capital and the ability to sustain positive results of operations and cash flows sufficient to pay our current liabilities and to continue to explore for and develop our oil and gas reserves.

            The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2013 includes an explanatory paragraph which states that we have sustained a substantial loss in 2013 and have a working capital deficiency and an accumulated deficit at December 31, 2013 that raise substantial doubt about our ability to continue as a going concern.

Our Current Liabilities as of December 31, 2013 Exceed Our Current Assets by $13.7Million.

            As of December 31, 2013, our current assets were approximately $327,000 and our current liabilities were approximately $14.0 million. In order to meet our current obligations, we will need to raise additional capital. Without additional capital to meet these obligations, our continued operations cannot be assured. There can be no assurance that we will be successful in raising additional capital or that the terms on which such additional capital can be raised may not be disadvantageous to the holders of our common stock or result in material dilution. Our inability to reduce our current liabilities relative to our current assets could lead creditors to refuse to extend us further credit which could materially adversely affect our operations.

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

Estimating Reserves and Future Net Revenues Involves Uncertainties and Oil and Gas Price Declines May Lead to Impairment of Oil and Gas Assets.

            At December 31, 2013, based on the report of Collarini Associates, we claimed total estimated proved reserves of 482 Mbbl of oil and 2,370Mmcf of natural gas (887 Mbble). Through December 31, 2013, we were able to return to production 5 (4.86 net) well bores drilled by prior owners on the Couba properties we acquired, and we had successfully completed 9 (6.11 net) wells. As of that time, our combined production from all our producing wells was approximately 126 (84 net) barrels of oil equivalent per day. Production from our existing wells is subject to fluctuation from time to time based upon the zones of the wells where we are obtaining production. There can be no assurance that we will be successful in our development activities or that as a consequence we will claim any material amounts of additional proven reserves as a result of these and further drilling activities. In any event, there are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond our control.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFEHARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

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

Item 1B – Unresolved Staff Comments:

            As of December 31, 2013, we did not have any unresolved comments from the SEC staff that were received 180 or more days prior to year-end.

Item 2 - Properties:

            A description of our properties appears in Item 1 of this Annual Report on Form 10-K.

Item 3 -Legal Proceedings:

            A company has filed suit and made a claim for payment of unpaid royalties which are recorded as liabilities at the balance sheet date in the amount of $3.04 million. To date and through initial discovery in the case the company asserting the claim has not provided proof of ownership. We believe this claim will be resolved for an amount less than the liability amount currently reflected in the financial statements.

            A company has filed suit and made a claim seeking a total of $22,000 plus costs, fees and interest in two separate actions related to services provided. The claims are subject to arbitration to be scheduled. The amounts are recorded as liabilities in the financial statements.

            An individual has filed suit making a claim that monies advanced for purchase of shares in a private placement were a loan as opposed to a purchase of common stock. We believe the complaint is not supported by the facts and we intend to aggressively defend our position.

            A company has filed a suit for breach of contract seeking $35,000 plus interest and attorney’s fees. We have recorded the amount as liabilities in the financial statements.

Item 4 – Submission of Matters to a Vote of Security Holders:

            No matter was submitted during the fourth quarter of the year ended December 31, 2013 to a vote of security holders through the solicitation of proxies or otherwise.

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

	Prices
	High	Low	Share
			Volume

2012
First Quarter	$0.10	$0.07	115,327
Second Quarter	$0.09	$0.05	91,584
Third Quarter	$0.15	$0.06	434,781
Fourth Quarter	$0.08	$0.05	981,507

2013
First Quarter	$.095	$.04	258,950
Second Quarter	$.05	$.01	599,107
Third Quarter	$.045	$.01	175,643
Fourth Quarter	$.015	$.01	121,555

2014
First Quarter	$.015	$.01	1,366,703
Second Quarter through May 9, 2014	$.005	$.005	11,958

            As of May 9, 2014, we had 2,805 stockholders of record.

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

            Our consolidated financial statements have been prepared on a going concern basis which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We recorded a net loss of $3,146,517 and $3,318,462 in 2013 and 2012, respectively. We had a working capital deficiency at December 31, 2013 of approximately $13.7 million and an accumulated deficit at December 31, 2013 which leads to questions concerning our ability to meet our obligations as they come due. We have a need for substantial funds to pay current liabilities and to develop our oil and gas properties. We have financed our activities using debt and equity financings and drilling participations. Our cash flow from operations is sensitive to the prices we receive for our oil and natural gas in addition to the quantities of oil and natural gas we sell. A reduction in planned capital spending or an extended decline in oil and gas prices could result in less than anticipated cash flow from operations and a lessened ability to sell more of our common stock or refinance our debt with current lenders or new lenders, which would likely have a further material adverse effect on us. The uncertainty as to whether or not we can raise additional capital in the future is likely to have an effect on our future revenues and operations if we are unable to raise that additional capital.

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

            The independent registered public accounting firm’s report on our consolidated financial statements as of and for the year ended December 31, 2013 includes an explanatory paragraph which states that we have sustained a substantial loss in 2013 and have a working capital deficiency and an accumulated deficit at December 31, 2013 that raise substantial doubt about our ability to continue as a going concern.

Statements of Operations

A Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

            We recorded a net loss of $3,146,517 during the year ended December 31, 2013 compared to a net loss of $3,318,462 during the year ended December 31, 2012. During the year ended December 31, 2013, our revenues were composed of oil and gas sales totaling $3,270,000 compared with oil and gas sales of $2,043,000 during the same period of 2012. Our oil sales for the twelve months ended December 31, 2013 were 56% higher than the same period of 2012. Our net average daily production for the twelve month period ended December 31, 2013 was higher than the same period of the prior year, from 84 (52 net) barrels of oil equivalent per day to 126 (84 net) barrels of oil equivalent per day. Oil prices were consistent at $106.82 and $107.17 for the twelve month period ended December 31, 2013 and December 31, 2012 respectively. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production and normal declines resulting as the reservoirs are depleted.

            We had operating expenses of $4,307,000 for the year ended December 31, 2013 compared to operating expenses of $4,169,000 for the year ended December 31, 2012. Our general and administrative expenses were $1,943,000 for the twelve months ended December 31, 2013 compared to $1,986,000 for the twelve months ended December 31, 2012. General and administrative expenses were higher for the twelve months end December 31, 2012 primarily due to increased compensation expense related to the issuance of stock.

            Lease operating expenses of $895,000, production taxes of $323,000 and depletion, depreciation, accretion and amortization of $1,178,000 during the year ended December 31, 2013 changed from $1,004,000, $112,000, and $749,000, respectively, during the year ended December 31, 2012. Lease operating expenses were lower for the twelve months ended December 31, 2013 compared to the same period of 2012 due to decreased field maintenance. Production taxes increased for the twelve months ended December 31, 2013 compared to the same period of 2012 as a result of increased production and changes in tax classifications on some producing wells. The increase in depletion, depreciation and amortization for the twelve months ended December 31, 2013 is a result of increased production.

            Interest and financing costs increased for the twelve months ended December 31, 2013 compared to the same period in 2012 at $2,122,000 and $1,328,000 respectively. Interest and financing costs were higher in 2013 due to higher debt and the amortization of note discounts and deferred financing costs.

            During the year ended December 31, 2013 we also extended the repayment terms and rights on a related party note which qualified as debt extinguishment. The additional rights were valued at $39,953 and were recorded as a loss on debt extinguishment. We recorded a gain of $85,000 for the year ended December 31, 2012 related to the favorable settlement of our note payable with Dune Energy and accounts payable.

            During the twelve months ended December 31, 2013, we had a foreign exchange gain of $33,000 compared to a $318,000 foreign exchange loss for the twelve months ended December 31, 2012. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars, in addition to a note owed to a third party denominated in Canadian dollars. The foreign exchange gain for the twelve months ended December 31, 2013 was caused by the strengthening of the US dollar against the Canadian dollar. The gain related to the note denominated in Canadian dollars was $33,000 for the twelve months ended December 31, 2013.

Liquidity and Capital Resources

General

            At December 31, 2013 our current assets are $327,000 compared with current liabilities of $14.0 million which includes accounts payable, revenues payable, notes payable, and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2013.

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

Years Ended December 31, 2013 and December 31, 2012

            Our net cash used by operating activities was $64,000 for the twelve months ended December 31, 2013 as compared to net cash used in operating activities of $1,302,000 for the twelve months ended December 31, 2012, a decrease of $1,238,000. The decrease in net cash used in operating activities for the twelve months ended December 31, 2013 was primarily due to a decrease in net loss of $172,000 an increase in noncash items of $509,000 and an increase in working capital of $558,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $376,000 during the twelve months ended December 31, 2013 mainly due to a net increase in accounts payable and other accrued liabilities of $258,000 and a decrease in accounts receivable and other current assets of $118,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $182,000 during the twelve months ended December 31, 2012 mainly due to a decrease in accounts payable and accrued liabilities of $102,000 and an increase in accounts receivable and other current assets of $81,000.

            We used $57,000 of net cash in investing activities during the twelve months ended December 31, 2013 compared to net cash used of $2,650,000 in 2012. The cash used in investing in 2013 and 2012 was for the purchase and development of oil and gas properties.

            Our net cash provided by financing activities was $171,000 for the twelve months ended December 31, 2013 compared to net cash provided of $3,983,000 for the same period in 2012. For the twelve months ended December 31, 2013, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $2,203,000, of which $505,000 was to related parties, offset by payments against outstanding notes of $1,982,000, of which $74,000 was to related parties, and payments of deferred financing costs of $50,000. Our net cash provided by financing activities was $3,983,000 for the twelve months ended December 31, 2012 compared. For the twelve months ended December 31, 2012, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $5,730,000, of which $2,750,000 was to related parties, offset by payments against outstanding notes of $2,001,000, of which $56,000 was to related parties, and payments of deferred financing costs of $165,000. Proceeds of $420,000 were received during the second quarter of 2012 for the issuance of 7,000,000 shares of common stock at $0.06 per share in a private placement.

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

            In July 2013, the fifth tranche TCA debt of $750,000 was issued. The debt is due on August 1, 2014 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Fees totaling $44,175 were paid with net proceeds of $705,825 received by the Company. Along with the issuance of the fifth tranche TCA debt, the Company combined all the outstanding TCA debts into one debt by entering into an amended debt agreement with TCA. The amended debt has a principal of $2,290,548, accrues interest at 5% per annum, and is due on August 1, 2014. From August 1, 2013 through November we paid the amended TCA debt in monthly installments of $230,451.

            On January 29, 2014, we entered into the Sixth Amendment to the Securities Purchase Agreement with TCA Global Credit Master Fund LP. The amendment provides for interest only payments pursuant to existing amended and restated debenture for the month of December 2013, that all previous outstanding principal and accrued and unpaid interest, an accommodation fee $200,000 for entering into this sixth Amendment and all outstanding Redemption Premium fees will comprise the agree upon outstanding amount of $2,196,609. Principal and interest in the amount of $371,459 is due monthly, inclusive of all fees and redemption amounts. Principal payments of $100,000 each for the months of March, April and May 2014 along with accrued interest have been made.

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

Future Capital Requirements and Resources

            At December 31, 2013, our current assets are $327,000 compared with current liabilities of $14.0 million which includes accounts payable, revenues payable and notes payable. We have substantial needs for funds to pay our outstanding payables and debt due during 2014. In addition, we have substantial need for capital to develop our oil and gas prospects.

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

            Since we have no earnings history to determine the likelihood of realizing the benefits of the deferred tax assets, we are unable to determine our ability to realize our NOL carryforwards prior to their expiration. Accordingly, we are required to provide a valuation allowance against our deferred tax asset. As of December 31, 2013and 2012, we have a deferred tax asset of approximately 9.6million and $8.1 million for which we have recognized a $9.6million and $8.1 million valuation allowance, respectively.

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

Stock-based Compensation

        Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. We account for compensation cost for share based payments to employees in accordance with ASC 718. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. We account for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

Item 8–Consolidated Financial Statements and Supplementary Data:

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

            Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2013, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, identified the following material weaknesses: (1) Deficiencies in Segregation of Duties. The Chief Executive Officer and the Chief Financial Officer are actively involved in the preparation of the consolidated financial statements, and therefore cannot provide an independent review and quality assurance function within the accounting and financial reporting group. The limited number of qualified accounting personnel discussed above results in an inability to have independent review and approval of financial accounting entries. Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in our financial accounting system. There is a risk that a material misstatement of the consolidated financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties, and (2)Our financial statement closing process did not identify all the journal entries that needed to be recorded as part of the closing process for certain complex and non-routine transactions. As part of the audit, our independent registered public accounting firm proposed certain entries that should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements.

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

            Despite the internal control deficiencies, we believe that our consolidated financial statements contained in this Form 10-K filed with the SEC fairly present our financial position, results of operations and cash flows for the fiscal year ending December 31, 2013 in all material respects.

Item 9B – Other Information

            No information is required to be disclosed in response to this Item.

PART III

Item 10 – Directors, Executive Officers and Corporate Governance:

Directors, Executive Officers and Significant Employees

            The following table contains information concerning the current Directors, executive officers and significant employees of the Company:

Name	Age	Position
Directors and Executive Officers:

Michael K. Paulk	65	President and Director
Steven P. Ensz	62	Vice President, Finance, and Chief Financial Officer and Director
James L. Ferraro(1)	59	Director
Douglas B. MacGregor(1)	59	Director
William Yuan (1)	52	Director

Significant Employees:
Richard O. Mulford	61	Manager of Operations
Robert G. Snead	75	Exploitation Manager
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

Audit Committee and Audit Committee Financial Expert:

            As of December 31, 2013, the members of our Audit Committee of our Board of Directors are Messrs. Ferraro, MacGregor (Chairman) and Yuan. Mr. Ferraro, Mr. MacGregor and Mr. Yuan were added during 2012. Our securities are not listed on any national securities exchange or listed on an automated inter-dealer quotation system.

            Our Board of Directors has adopted an Audit Committee Charter. Our Audit Committee Charter, as adopted on April 22, 2004, was attached as Annex A to our Proxy Statement dated June 14, 2004.Under our Audit Committee Charter, our Audit Committee’s responsibilities include, among other responsibilities, the appointment, compensation and oversight of the work performed by our independent auditor, the adoption and assurance of compliance with a pre-approval policy with respect to services provided by the independent auditor, at least annually, obtain and review a report by our independent auditor as to relationships between the independent auditor and our company so as to assure the independence of the independent auditor, review the annual audited and quarterly consolidated financial statements with our management and the independent auditor, and discuss with the independent auditor their required disclosure relating to the conduct of the audit.

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

Item 11 - Executive Compensation:

            The following table sets forth the compensation of our principal executive officer and all of our other executive officers for the two fiscal years ended December 31, 2013who received total compensation exceeding $100,000 for the year ended December 31, 2013and who served in such capacities at December 31, 2013.

SUMMARY COMPENSATION TABLE
Annual Compensation

Name and Principal Position (a)	Year (b)	Salary ($)(3) (c)	Bonus ($) (d)	Stock Awards ($)(1) (e)	Option Awards ($)(1) (f)	Non- Equity Incentive Plan Compens ation ($) (g)	Nonquali fied Deferred Compens ation Earnings ($) (h)	All Other Compens ation ($) (i)	Total ($) (j)
Michael K. Paulk, President and CEO(2)	2013 2012	$180,000 $180,000	-0- -0-	-0- 124,500	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$180,000 $304,500
Steven P. Ensz Executive Vice President and CFO(2)	2013 2012	$180,000 $180,000	-0- -0-	-0- 124,500	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$180,000 $304,500

(1)

Represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FASB ASC 718. See Note 1 to Notes to Consolidated Financial Statements for the year ended December 31, 2013.

(2)	Messrs. Paulk and Ensz are also Directors of our company; however they receive no additional compensation for serving in those capacities.

(3)

Includes $120,000 of accrued and unpaid salary for the year ended December 31, 2013 for Messrs. Paulk and Ensz. Includes $75,000 of accrued and unpaid salary for the year ended December 31, 2012 for Messrs. Paulk and Ensz.

            We do not have any employment contracts with any of our executive officers or other significant employees.

Outstanding Equity Awards at December 31, 2013

            The following table provides information with respect to our named executive officers above regarding outstanding equity awards held at December 31, 2013.

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

Director Compensation

            None of our directors received any compensation, including equity awards, during the year ended December 31, 2013.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

            The following table sets forth certain information regarding beneficial ownership of our common stock as of March31, 2014 (a) by each person who is known by us to own beneficially more than five percent (5%) of our common shares, (b) by each of our Directors and officers, and (c) by all Directors and officers as a group. As of March31, 2014, we had 26,405,085common shares outstanding.

	Number of Shares	Percentage of
Name and Address (1)(2)	Owned	Outstanding Shares
Michael K. Paulk	2,524,888(3)	9.3%
Steven P. Ensz	2,874,832(4)	10.6%
Douglas B. MacGregor 22 County Road 727 Gunnison, Colorado81230	1,800,000	6.8%
James L. Ferraro 4000 Ponce De Leon Blvd. Suite 700 Coral Gables, Florida33146	600,000	2.3%
All Directors and officers as a group (5 persons)	7,799,720(3) (4)	27.8%

Paul Alexander Ross 7711 East 111th Street, Suite 121 Tulsa, Oklahoma 74133	63,400,000(5)	73.4%
Crucible Capital Group, Inc. 27 Whitehall St. New York, NY10004	2,021,816(6)	7.4%

________________
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
(2)             Unless otherwise indicated, the address for each of the above is c/o American Natural Energy Corporation, 6100 South Yale, Suite 2010, Tulsa, Oklahoma74136.
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

Securities Authorized for Issuance Under Equity Compensation Plans

            We have one equity compensation plan for our employees, Directors and consultants pursuant to which options, rights or shares may be granted or issued. It is referred to as our 2001 Stock Incentive Plan. See Note 8to the Notes to Consolidated Financial Statements for further information on the material terms of this plan.

            The following table provides information as of December 31, 2013 with respect to our compensation plans (including individual compensation arrangements), under which securities are authorized for issuance aggregated as to (i) compensation plans previously approved by stockholders, and (ii) compensation plans not previously approved by stockholders:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,380,000	$0.41	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	2,380,000	$0.41	-0-

Item 13 - Certain Relationships and Related Transactions:

            During 2011 the Company entered into a $500,000 unsecured short-term note with interest at the rate of 10% per annum with Mike Paulk, an officer of the Company. All accrued interest is payable monthly and the maturity date of the loan has been extended to February 17, 2014. Proceeds from the note were used to pay the outstanding obligation to Bank of Oklahoma and the balance for working capital. The Company paid Mike Paulk $74,444 in principal payments and $38,000 for interest on the loan during 2013. The Company paid Mike Paulk $55,556 in principal payments and $56,000 for interest on the loan during 2012. The Company also received $5,000 during the year ended December 31, 2013. On February 17, 2014 the note was extended to February 17, 2015.

            On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 were recorded as a net purchase price adjustment that lowered the note payable balance to $204,338 and during 2011 cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183. No principal payments were made on this note in 2013 and 2012. On March 31, 2014 the note was extended to March 31, 2015.

            During the first quarter of 2012 TPC Energy advanced an additional $250,000 to the Company with repayment of the loan due one year from the date of advancement and with interest payable monthly. The note carries an interest rate of 5.5% per annum. The original due date of the note was March 11, 3013. In addition to the additional $250,000, the Company assigned 50% of its interest in its share of the Liquidation Agents account distributions to TPC Energy for the life of the note. The rights were valued at $39,619 and were recorded as a discount on the note, which is being amortized over the life of the note using the effective interest method. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of December 31, 2013. The Company paid TPC Energy $24,000 for interest on all the outstanding loans. On March 11, 2013, the Company extended the due date of the note to March 11, 2014. On March 11, 2014, the Company extended the note to March 11, 2015.

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

             Effective December 31, 2012, Palo Verde exercised its option under the Palo Verde Purchase Agreement to purchase from the Company (1) an additional $1,000,000 12% convertible debenture due December 31, 2014 (the “$1,000,000 Debenture” and, together with the $2,000,000 Debenture, the “Debentures”), which is convertible into shares of our common stock at a conversion rate of $0.10 per share of common stock, and (2) additional warrants to purchase up to 10,000,000 shares of our common stock at an exercise price of $0.23 per share and expiring on December 31, 2014. At December 31, 2012, we received aggregate consideration of $500,000 from Palo Verde for the $1,000,000 Debenture and Warrants, with the remaining $500,000 collected in January 2013.

Item 14. Principal Accountant Fees and Services

            The following sets forth fees we incurred for services provided by MaloneBailey, LLP for the years ended December 31, 2013 and 2012, our independent registered public accountants at those year ends.

	Audit Fees	Audit Related	Tax Fees
		Fees

2013	$115,000	-	-
2012	$94,000	-	-

            Our Board of Directors believes that the provision of the services during the years ended December 31, 2013 and December 31, 2012 is compatible with maintaining the independence of MaloneBailey, LLP. Our Audit Committee approves before the engagement the rendering of all audit and non-audit services provided to our company by our independent auditor. Engagements to render services are not entered into pursuant to any pre-approval policies and procedures adopted by the Audit Committee. The services provided by MaloneBailey, LLP included under the caption Audit Fees include services rendered for the audit of our annual consolidated financial statements, the review of our quarterly financial reports, the issuance of consents, and assistance with review of documents filed with the Securities and Exchange Commission.

Item 15– Exhibits:

Exhibit	Description

2.0

Second Amended Joint Plan of Reorganization Proposed by Couba Operating Company, American Natural Energy Corporation and Gothic Resources Inc. filed in the United States Bankruptcy Court, Western District of Oklahoma. Case No. 00-11837-W (Chapter 11)(4)

2.1	Order Confirming Plan, filed November 16, 2001 with U.S. Bankruptcy Court, Western District of Oklahoma(1)

3.1	Certificate of Incorporation of American Natural Energy Corporation(1)

3.2	Certificate of Amendment filed March 23, 2001(1)

3.3	Certificate of Amendment filed December 20, 2001(1)

Exhibit	Description

3.4	Amended Certificate of Incorporation filed June 30, 2005.(5)

3.4	By-laws, as amended through September 13, 2004(5)

10.1	2001 Stock Incentive Plan(1)

10.2	Assignment, Conveyance and Bill of Sale from Dune Energy Inc to American Natural Energy Corporation dated August 4, 2009(11)

10.3	Assignment, Conveyance and Bill of Sale from American Natural Energy Corporation to Dune Energy Inc dated August 4, 2009 (11)

10.8	Participation Agreement dated March 8, 2006 between the Registrant and Seismic Exchange, Inc.(9)

14.1	Code of Ethics(4)

21.0	Subsidiaries of the Registrant as of December 31, 2005:

Name State or Jurisdiction of Incorporation Gothic Resources, Inc. Canada Business Corporations Act Couba Operating Company Oklahoma

23.1	Consent of Collarini Associates(11)

31.1	Certification of President and Chief Executive Officer Pursuant to Rule 13a- 14(a)(11)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)(11)

32.1	Certification of President and Chief Executive Officer Pursuant to Section 1350 (furnished, not filed)(11)

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 (furnished, not filed)(11)

99.1	Collarini Associates Report of American Natural Energy Corporation Reserve at January 1, 2014 (11)

(1)Filed as an Exhibit to the Registrant’s registration statement on Form 10-SB filed on August 12, 2002 and amended on July 29, 2003. (File No. 0-18956).
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
(7) Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2005.
(8) Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for October 19, 2005.

(9) Filed as an Exhibit to the Registrant’s Current Report on Form 8-K for March 8, 2006.
(10) Filed with this Annual Report on Form 10-KSB for the year ended December 31, 2005.
(11)Filed with this Annual Report on Form 10-K for the year ended December 31, 2013

American Natural Energy Corporation

Consolidated Financial Statements
December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of American Natural Energy Corporation
Tulsa, Oklahoma

We have audited the accompanying consolidated balance sheets of American Natural Energy Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Natural Energy Corporation and its subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America..

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the consolidated financial statements, the Company incurred a net loss in 2013 and has a working capital deficiency and an accumulated deficit at December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
Houston, Texas
www.malonebailey.com
May 14, 2014

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	82,295	31,177
Accounts receivable – joint interest billing	12,505	30,315
Accounts receivable – oil and gas sales	163,321	173,006
Prepaid expenses and other	47,661	81,630
Oil inventory	20,833	25,509
Deferred financing costs	-	95,661
Total current assets	326,615	437,298
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $22,989,672 and $22,090,310 respectively (Note 14)	18,263,854	19,342,785
Unproved oil and natural gas properties	724,266	661,641
Equipment and other fixed assets, net of accumulated depreciation of $1,172,907 and $1,154,600 (Note 3)	5,324	23,631

Total assets	19,320,059	20,465,355

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	4,254,749	3,648,736
Revenue payable	3,522,279	3,521,805
Accounts payable – related parties	99,733	40,135
Accrued interest	532,392	136,690
Insurance note payable	31,102	39,275
Notes payable – related parties, net of discounts of $590,015 and $0	3,220,896	630,355
Notes payable, net of discounts of $256,023 and $186,791 respectively (Note 5)	2,320,523	2,024,670
Taxes due on dissolution of subsidiary (Note 10)	32,752	40,252
Total current liabilities	14,014,426	10,081,918

Debenture payable-related parties, net of discounts of $0 and $1,195,561 respectively	-	1,554,439
Asset retirement obligation (Note 4)	2,165,521	2,392,369

Total liabilities	16,179,947	14,028,726
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock (Note 7)
Authorized – 250,000,000 shares with par value of $0.001 26,405,085 and 26,405,085 shares issued and outstanding respectively	26,405	26,405
Treasury stock	(150,000)	-
Additional paid-in capital	25,874,430	25,874,430
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(26,693,360)	(23,546,843)
Accumulated other comprehensive income	4,082,637	4,082,637
Total stockholders’ equity	3,140,112	6,436,629
Total liabilities and stockholders’ equity	19,320,059	20,465,355

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
	$	$
Revenues:
Oil and gas sales	3,269,758	2,043,489
Operations income	51,912	50,044

Total revenues	3,321,670	2,093,533

Expenses:
Lease operating expense	894,546	1,003,802
Production taxes	323,326	112,214
General and administrative	1,943,140	1,986,223
Foreign exchange (gain) loss	(32,626)	317,756
Depreciation, depletion, and amortization - oil and gas properties	899,362	541,588
Accretion of asset retirement obligation	260,616	183,502
Depreciation and amortization – other assets	18,307	23,547

Total operating expenses	4,306,671	4,168,632

Other (income) expenses
Interest and bank charges	1,085,174	946,314
Related party interest	1,036,389	382,154
(Gain)loss on settlement of debt	39,953	(85,105)

Net loss	(3,146,517)	(3,318,462)

Other comprehensive income (loss):
Translation of foreign currency gain	-	284,235

Other comprehensive income (loss)	-	284,235

Comprehensive loss	(3,146,517)	(3,034,227)

Net loss per share – basic and diluted	(0.12)	(0.15)

Weighted average number of shares outstanding – basic and diluted	26,405,085	22,348,622

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity

							Accumulated
							other	Total
					Additional		comprehensive	stock-holders’
	Common stock		Treasury stock		paid-in	Accumulated	income	equity
	Shares	Amount	Shares	Amount	capital	deficit
		$			$	$	$	$

Balance -
December 31, 2011	13,431,954	13,432	-	-	23,451,773	(20,228,381)	3,798,402	7,035,226

Debt discount due to shares issued with debt	1,764,706	1,765	-	-	127,475	-	-	129,240
Deferred financing costs due to shares issued with debt	1,208,425	1,208	-	-	109,568	-	-	110,776
Deferred financing costs due to warrants issued with debt	-	-	-	-	68,046	-	-	68,046
Debt discount due to warrants issued with debt	-	-	-	-	1,309,782	-	-	1,309,782
Shares issued for services	3,000,000	3,000	-	-	246,000	-	-	249,000
Stock option compensation expense	-		-	-	148,786	-	-	148,786
Shares issued for cash	7,000,000	7,000	-	-	413,000	-	-	420,000
Foreign exchange translation	-	-	-	-	-	-	284,235	284,235
Net loss	-	-	-	-	-	(3,318,462)	-	(3,318,462)

Balance -
December 31, 2012	26,405,085	26,405	-	-	25,874,430	(23,546,843)	4,082,637	6,436,629
Purchase treasury stock	-	-	(1,730,706)	(150,000)	-	-	-	(150,000)
Net loss	-	-	-	-	-	(3,146,517)	-	(3,146,517)
Balance -
December 31, 2013	26,405,085	26,405	(1,730,706)	(150,000)	25,874,430	(26,693,360)	4,082,637	3,140,112

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows

	December 31, 2013	December 31, 2012
	$	$
Cash flows from operating activities:
Net loss	(3,146,517)	(3,318,462)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	917,669	565,135
Accretion of asset retirement obligation	260,616	183,502
Foreign exchange (gain) loss	(32,626)	317,756
Noncash compensation expense	-	397,786
Amortization of deferred financing costs	220,661	345,661
Amortization of debt discount	695,682	320,299
Related party amortization of debt discount	605,546	153,839
(Gain)/Loss on settlement of debt	39,953	(85,105)
Changes in working capital items:
Accounts receivable	27,495	(149,254)
Oil inventory	4,676	975
Prepaid expenses	85,408	67,338
Accounts payable, revenues payable and accrued liabilities	257,927	(101,505)

Net cash used in operating activities	(63,510)	(1,302,035)

Cash flows from investing activities:
Purchase and development of oil and gas
Properties	(56,674)	(2,650,234)

Net cash used in investing activities	(56,674)	(2,650,234)

Cash flows from financing activities:
Payment of notes payable – related party	(74,444)	(55,556)
Payment of notes payable	(1,907,383)	(1,945,648)
Proceeds from issuance of notes payable	1,698,129	2,979,650
Proceeds from issuance of notes payable- related party	505,000	2,750,000
Shares issued for cash	-	420,000
Payment of deferred financing costs	(50,000)	(165,000)

Net cash provided by financing activities	171,302	3,983,446

Increase in cash and cash equivalents	51,118	31,177

Cash and cash equivalents beginning of period	31,177	-

Cash and cash equivalents end of period	82,295	31,177

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Consolidated Statements of Cash Flows (continued)

	December 31, 2013	December 31, 2012
	$	$
Supplemental disclosures:

Interest paid	421,254	414,592
Taxes Paid	7,500	5,000
Non cash financing and investing activities:
Purchase of oil and gas properties in accounts payable	353,798	1,431,091
Asset retirement obligation revision	370,566	-
Settlement of asset retirement obligation plugging costs
through oil and gas property	116,898	-
Deferred financing cost due to warrants issued	-	68,046
Purchase of treasury stock in accounts payable	150,000	-
Non-cash addition to prepaid insurance and debt	51,439	64,827
Debt discount due to liquidation rights transferred to a related party	-	39,619
Deferred financing costs due to common shares issued	-	110,776
Debt discount due to common shares issued	-	129,240
Debt discount due to unpaid fees related to TCA debt	492,561	200,000
Related party debt discount due to conversion option and warrants issued	-	1,309,782
Deferred financing costs due to cash withheld by lender	75,000	-
Debt discount due to cash withheld by lender	-	170,350

The accompanying notes are an integral part of these consolidated financial statements.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Cash and cash equivalents

Cash and cash equivalents consist of short-term, highly liquid investments with maturities of 90 days or less at the time of acquisition. Cash and cash equivalents are deposited with three institutions and the balance at either institution does not exceed the federally insured limits at December 31, 2013 and 2012. While balances may periodically exceed the federal depository insurance limit, the Company has not experienced any losses on deposits.

Allowance for Doubtful Accounts

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all or part of the outstanding balance. The Company regularly reviews collectability and establishes or adjusts the allowance as necessary using the specific identification method. There is no significant allowance for doubtful accounts as of December 31, 2013 or 2012.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly. Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects. Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period. Based on the results of the ceiling limitation test, no impairment was recorded in the years ended December 31, 2013 and 2012.

In certain instances, the Company may capitalize interest on the cost of unevaluated oil and natural gas properties excluded from amortization, based on the Company's weighted average cost of borrowings used to finance the expenditures. For the years ended December 31, 2013 and 2012, the Company did not capitalize any interest to its unevaluated properties.

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
December 31, 2013 and 2012

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

Revenue recognition

Revenues from the sale of oil produced are recognized upon the passage of title, net of royalties and net profits interests. Revenues from natural gas production are recorded using the sales method, net of royalties and net profits interests, which may result in more or less than the Company's share of pro-rata production from certain wells. When natural gas sales volumes exceed the Company's entitled share and the overproduced balance exceeds the Company's share of the remaining estimated proved natural gas reserves for a given property, the Company will record a liability. Imbalances at December 31, 2013 and 2012 were insignificant. The Company's policy is to expense the pro-rata share of lease operating costs from all wells as incurred.

The Company’s oil production is sold under market sensitive or spot price contracts. Oil sales to Sunoco, Inc (formerly Texon L.P.) of $3,260,958 and $2,034,070 in 2013 and 2012, respectively, accounted for 99% total oil and gas sales for both years. The Company’s accounts receivable are primarily due from exploration and production companies which own an interest in the properties the Company operates and from purchasers of oil and natural gas. The industry concentration has the potential to impact the Company’s exposure to credit risk because such companies may be similarly affected by changes in economic and industry conditions.

Operations income represents charges billed to non-operator working interest owners who own a working interest in the wells in which the Company serves as operator. The income is recognized in the month in which oil and gas is produced.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Comprehensive income (loss)

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to report net income (loss) as a component of comprehensive income (loss) in the consolidated financial statements. Comprehensive income (loss) is defined as the change in equity of a business enterprise arising from non-owner sources. The Company had other comprehensive income of $0 and $284,235 for 2013 and 2012 respectively as a result of foreign exchange translation gains and losses. As of December 31, 2013 and 2012, accumulated other comprehensive income (loss) was composed solely of foreign currency translation gains and losses.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Stock-based compensation

During 2012, the Company recognized compensation costs of $148,786 related to stock options issued November 30, 2010 and September 8, 2009. On February 17, 2012, the Company issued 1.5 million Restricted Shares each to Mike Paulk and Steven Ensz as compensation for personal guarantees provided in connection with various outstanding financings. The fair value of these shares of $249,000 was recorded as stock based compensation expense in the first quarter of 2012.  No compensation costs were recognized by the Company during 2013.

At December 31, 2013, there were 2,380,000 options outstanding and exercisable with a weighted average exercise price of $0.41. The weighted average remaining contractual term for these options at December 31, 2013 was 1.75 years. These options had no intrinsic value at December 31, 2013.

New pronouncements

No new accounting pronouncements had a material impact on the financial statements.

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statements balances have been made to conform to current reporting practices.

2	Going Concern

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has limited current borrowing capacity with lenders. The Company recorded a net loss of $3,146,517 in 2013. The Company has a working capital deficiency and an accumulated deficit at December 31, 2013 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

3	Equipment and other fixed assets

The carrying value of equipment and other fixed assets as of December 31, 2013 and 2012 included the following components:

	2013	2012
	$	$

Computer, office furniture and equipment	163,060	163,060
Leasehold improvements	5,520	5,520
Barges and field equipment	802,014	802,014
Gas gathering and production facility expansion	207,637	207,637

	1,178,231	1,178,231

Less: Accumulated depreciation	(1,172,907)	(1,154,600)

	5,324	23,631

4	Asset retirement obligations

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations during 2013 and 2012 are shown below.

	For the years ended December 31,
	2013	2012
	$	$
Asset retirement obligations, January 1	2,392,369	2,208,867
Additions and revisions	(370,566)	-
Settlements and disposals	(116,898)	-
Accretion expense	260,616	183,502

Asset retirement obligations, December 31	2,165,521	2,392,369

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

5	Notes payable and long-term debt

Notes payable and long-term debt as of December 31, 2013 and 2012 consisted of the following:

	December 31, 2013	December 31, 2012

	$	$
Note payable – Citizens Bank of Oklahoma	65,921	195,921
Note payable – Eaton Oil Tools	40,075	-
Note payable – TCA Global Credit Master Fund	2,096,610	1,608,974
Discount on TCA Global Credit Master Fund note	(256,023)	(186,791)
Note payable – Leede Financial	373,940	406,567
Total third-party notes payable and long-term debt	2,320,523	2,024,671

Debenture payable – Palo Verde (Note 6)	3,000,000	2,500,000
Discount on Palo Verde debt	(590,015)	(1,185,568)
Note payable – TPC Energy	414,183	414,183
Discount on TPC Energy Note	-	(9,994)
Note payable – Mike Paulk	375,000	444,444
Note payable - Other	21,728	21,728
Total related party notes payable and long-term debt	3,220,896	2,184,793

Total notes payable and long-term debt	5,541,419	4,209,464
Less: Current portion	(5,541,419)	(2,655,025)
Total notes payable and long-term debt, net of current portion	-	1,554,439

On September 10, 2009, the Company entered into a $500,000 unsecured short-term note with Citizens Bank of Oklahoma. The balance of the note was $422,464 and accrued interest at 10% per annum on December 31, 2011. On January 31, 2012, the loan was modified with a new interest rate of 12% and a maturity date of July 31, 2012. On July 31, 2012, the loan was further modified to extend the maturity date to September 30, 2013. On September 30, 2013, the loan was modified to extend the maturity date to February 28, 2014. All accrued interest is payable monthly. Proceeds of $475,500 from the note were paid to the Company and the remaining proceeds of $24,500 were used to pay off a prior note with Citizens Bank of Oklahoma. Net payments of $130,000and $226,543 were made during the twelve months ended December 31, 2013 and 2012. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

As of December 31, 2013 and December 31, 2012, the Company had an outstanding note to TPC Energy with a principal balance of $164,183. On March 31, 2013, the due date of the note was extended to March 31, 2014. Other terms of the note remain unchanged. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

During the first quarter of 2012, TPC Energy advanced $250,000 to the Company with repayment of the loan due one year from the date of advancement and with interest payable monthly. In addition to the $250,000, the Company assigned 50% of its interest in its share of the Liquidation Agents account distributions to TPC Energy for the life of the note. The rights were valued at $39,619 and were recorded as a discount on the note, which is being amortized over the life of the note using the effective interest method. During the year ended December 31, 2012, $29,626 of the discount was amortized to interest expense. On March 11, 2013, the due date of the note was extended to March 11, 2014 and TPC Energy will continue to receive the 50% of the company’s interests in its share of the Liquidation Agents account distributions for an extra year until March 11, 2014. The Company evaluated the extension under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The additional rights were valued at $39,953 and were recorded as a loss on debt extinguishment. The remaining $9,994debt discount was also amortized during the three months ended March 31, 2013. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of December 31, 2013.

On February 17, 2011, the Company entered into a $500,000 note payable with Mike Paulk and Steven Ensz, directors of the Company, with an annual interest rate of 10%. The note, initially due February 15, 2012 has been renewed and extended until February 17, 2014. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment or a troubled debt restructuring. The Company received an additional $5,000 during the year ended December 31, 2013. Payments totaling $74,444 and $55,556 were made during the years ended December 31, 2013 and 2012.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

In connection with the issuance of first tranche TCA debt, the Company paid cash fees and issued shares and warrants to other third parties valued at $273,833. These cash fees, common shares and warrants were recorded as deferred financing costs, which were fully amortized as of December 31, 2012.

In August 2012, the second tranche TCA debt of $1 million was issued. The debt is due on August 31, 2013 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Out of $1 million debt proceed, $333,333 was used to pay off the remaining principal balance of the first tranche TCA debt, $497,000 was kept in escrow account to pay off two legal settlements, and net proceeds of $111,167 was received by the Company. As of December 31, 2012, the two legal cases were settled by paying the plaintiffs $374,767, and the remaining debt proceed of $122,233 in the escrow account was released and received by the Company. Fees paid and to be paid in cash totaling $157,500 to TCA Global Credit Master Fund, LP were recorded as a debt discount. As of December 31, 2012, $81,849 of debt discount had been amortized.

In connection with the issuance of second tranche TCA debenture, the Company paid cash fees and issued shares and warrants to other third parties valued at $117,489. These cash fees, common shares and warrants were recorded as deferred financing costs, of which $61,570 have been amortized as of December 31, 2012.

In October 2012, the third tranche TCA debt of $1 million was issued. The debt is due on October 31, 2013 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Out of $1 million debt proceeds, $187,882 was used as advanced payments for the first two payments due on the third tranche and net proceeds of $757,968 was received by the Company. Fees paid and to be paid in cash totaling $154,150 to TCA Global Credit Master Fund, LP were recorded as a debt discount. As of December 31,2012, $43,010 of debt discount has been amortized.

In connection with the issuance of third tranche TCA debenture, the Company paid cash fees to other third parties valued at $50,000.These cash fees were recorded as deferred financing costs, of which $14,363 have been amortized as of December 31, 2012.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

In July 2013, the fifth tranche TCA debt of $750,000 was issued. The debt is due on August 1, 2014 and is payable monthly with a mandatory redemption fee equal to 10% and interest of 5%. Fees totaling $44,175 were paid with net proceeds of $705,825 received by the Company. Along with the issuance of the fifth tranche TCA debt, the Company combined all the outstanding TCA debts into one debt by entering into an amended debt agreement with TCA. The amended debt has a principal of $2,290,548.24, accrues interest at 5% per annum, and is due on August 1, 2014. Starting August 1, 2013 the Company is paying the amended TCA debt in monthly installments of $230,451.49 which includes the payment of fees and redemption premiums of $49,073 per month. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring. Immediately after the amendment, the unamortized debt discount on the TCA debt was $606,320. At December 31, 2013 all redemption premiums and other remaining fees were included in the TCA note payable. The total note principal balance of TCA debts and related unamortized debt discounts on December 31, 2013 are $2,096,610 and $256,023, respectively.

During the twelve months ended December 31, 2013, payments totaling $1,709,990 were made to TCA debts and $695,681 of debt discounts were amortized.

In December 2009, the Company entered into a $373,045 unsecured short-term note with Leede Financial with an interest rate of 12% per annum. The note is payable in Canadian dollars. On June 30, 2013, the Company extended the maturity date of note payable to Leede Financial to December 31, 2013. To date, the due date of this note has not been extended. The other terms of the note payable remain unchanged. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the revised term constituted a debt modification. As the note is denominated in Canadian dollars, the Company adjusted the face value of the note based on fluctuations in exchange rates and recognized as foreign exchange gain (loss) in the statement of operations of $32,626and ($33,521) during the twelve months ended December 31, 2013 and 2012, respectively.

On August 1 2013, the Company converted its $48,000 accounts payable balance to Eaton Oil Tools to a note payable. Monthly payments of $4,119 which include interest at the rate of 6% per annum were to be made through August 2014. At May 9, 2014, six payments were past due.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The total value of the beneficial conversion feature and the relative fair value of the warrants is $958,131, which was recorded as a debt discount. During the years ended December 31, 2013 and 2012, $451,564and $124,214 of the debt discount has been amortized.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

In addition, the relative fair value of the warrants was measured using the Black-Scholes Option Pricing Model (see Note 9). The relative fair value was determined to be $351,651. The relative fair value of the warrants was recorded as a debt discount. During the years ended December 31, 2013 and 2012, $143,989and $0 of the discount has been amortized.

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
December 31, 2013 and 2012

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

Treasury Stock

During 2013 the Company completed a repurchase of 1,730,706 shares previously issued to TCA Global Credit Master Fund LP as bonus shares in conjunction with the 2012 financing. The shares were repurchased at an agreed price of $150,000 and are being held in treasury.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The number of shares of Common Stock which may be issuable under the New Plan and all of the Company's other previously established or proposed share compensation arrangements, within a one-year period:

(a)

to any one optionee, shall not exceed 5% of the total number of issued and outstanding shares of Common Stock on the grant date on a non-diluted basis (unless the Company receives disinterested shareholder approval in accordance with the policies of TSXV);

(b)	to “Insiders” (As defined in TSXV rules and policies) as a group shall not exceed 10% of the total number of issued and outstanding shares of Common Stock on the grant date on a non-diluted basis;

(c)	to any one consultant shall not exceed 2% of the total number of issued and outstanding shares of Common Stock on the grant date on a non-diluted basis; and

(d)

to all eligible persons who undertake investor relations activities shall not exceed 2% in the aggregate of the total number of issued and outstanding shares of Common Stock on the grant date on a non-diluted basis.

Stock option activity for the years ended December 31, 2013 and 2012 is as follows:

		Weighted
	Number of	Average
	Options	Exercise price
		$

Outstanding – December 31, 2011	2,515,000	0.41

Issued	-	-
Exercised	-	-
Expired	(10,000)	.90

Outstanding and Exercisable – December 31, 2012	2,505,000	0.41

Issued	-	-
Exercised	-	-
Expired	(125,000)	.37
Outstanding and Exercisable – December 31, 2013	2,380,000.41

At December 31, 2013 and 2012, 2,380,000 and 2,505,000 options have vested and are exercisable at a weighted average exercise price of $0.41 and $0.41, respectively. The weighted average remaining contractual life of options granted at December 31, 2013 and 2012 is 21 months and 33 months, respectively. There is no intrinsic value for the exercisable stock options at December 31, 2013.

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
December 31, 2013 and 2012

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

No options have been issued pursuant to the 2012 stock option plan.

9	Warrants

Warrant activity for the years ended December 31, 2013 and 2012 is as follows:

		Weighted
	Number of	Average
	warrants	Exercise price
		$
Outstanding - December 31, 2011	-	-

Issued	30,813,391	0.23
Exercised	-	-
Expired	-	-

Outstanding – December 31, 2012	30,813,391	0.23

Outstanding - December 31, 2013	30,813,391	0.23

At December 31, 2013 and 2012, 30,813,391warrants have vested and are exercisable at a weighted average exercise price of $0.23. The weighted average remaining contractual life of warrants granted at December 31, 2013 and 2012 is 10 months and 22 months, respectively. There is no intrinsic value for the exercisable warrants at December 31, 2013.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The Company rents office space under a long-term operating lease that expires December 2014. At December 31, 2013, the future minimum lease payments required under the operating lease amounted to $114,000 which is to be paid in 2014.

Rent expense on all operating leases amounted to approximately $109,000 and $105,000 in 2013 and 2012, respectively.

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

On January 31, 2005, the Company made application with applicable Canadian authorities to dissolve and terminate Gothic Resources Inc. (“Gothic”). In conjunction with the application for dissolution, the prior tax returns and tax status of Gothic have been reviewed by the Canada Customs and Revenue Agency (“CRA”). The CRA has assessed Gothic $190,000 (Cdn$187,000) in additional taxes and interest based on the review of such returns. Approximately $33,000 remains unpaid at December 31, 2013.

A company has filed suit and made a claim of unpaid royalties which are recorded as liabilities at the balance sheet date in the amount of $3.04 million. To date and through initial discovery in the case the company asserting the claim has not provided proof of ownership.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

During 2011 the Company entered into a $500,000 unsecured short-term note with interest at the rate of 10% per annum with Mike Paulk, an officer of the Company. All accrued interest is payable monthly and the maturity date of the loan is February 17, 2014. Proceeds from the note were used to pay the outstanding obligation to Bank of Oklahoma and the balance for working capital. The Company paid Mike Paulk $74,444 in principal payments and $38,000 for interest on the loan during 2013. The Company paid Mike Paulk $55,556 in principal payments and $56,000 for interest on the loan during 2012. The Company also received $5,000 during the year ended December 31, 2013. On February 17, 2014 the note was extended to February 17, 2015.

On March 31, 2011, with an effective date of January 1, 2011, the Company purchased the working interests from TPC Energy for $300,000 through the issuance of a note payable in the same amount. Principal payments of $12,500 and interest at the rate of 10% per annum are due monthly. During the effective date through the closing date of March 31, 2011, revenues of $95,662 were recorded as a net purchase price adjustment that lowered the note payable balance to $204,338 and during 2011 cash payments totaling $40,155 were also applied to the note which left a remaining balance due of $164,183. No principal payments were made on this note in 2013 and 2012. On March 31, 2014 the note was extended to March 31, 2015.

During the first quarter of 2012 TPC Energy advanced an additional $250,000 to the Company with repayment of the loan due one year from the date of advancement and with interest payable monthly. The note carries an interest rate of 5.5% per annum. The due date of the note was extended to March 11, 2014 in March 2013. The Company evaluated the extension under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. In addition to the additional $250,000, the Company assigned 50% of its interest in its share of the Liquidation Agents account distributions to TPC Energy for the life of the note. The rights were valued at $39,619 and were recorded as a discount on the note, which is being amortized over the life of the note using the effective interest method. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of December 31, 2012. The Company paid TPC Energy $24,000 and $31,000 for interest on all the outstanding TPC Energy loans during 2013 and 2012 respectively. On March 11, 2013, the Company extended the due date of the note to March 11, 2014. On March 11, 2014, the Company extended the note to March 11, 2015. On August 13, 2012, the Company entered into a Securities Purchase Agreement with Palo Verde Acquisitions, LLC, pursuant to which the Company sold to Palo Verde (1) a $2,000,000 12% unsecured, convertible Debenture due August 13, 2014 (the "Palo Verde Debenture") and (2) warrants to purchase up to 20,000,000 shares of common stock of the Company at an exercise price of US$0.23 per share and expiring on August 13, 2014 (the "Warrants"). The aggregate consideration paid to the Company by Palo Verde for the Palo Verde Debenture and the Warrants was $2,000,000.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The tax effects of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts and the tax credits and other items that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	2013	2012
	$	$
Deferred tax assets
Asset retirement costs	822,032	908,143
Foreign exchange loss	981,065	981,065
Acquisition, exploration and development costs and related depreciation, depletion and amortization	1,416,946	846,965
Contribution carryovers	6,768	6,655
Change in accounting principle	123,894	123,894
Net operating loss carryforwards	6,253,937	5,233,369
Deferred tax asset	9,604,642	8,100,092

Less: Valuation allowance	(9,604,642)	(8,100,092)

Total deferred tax asset (liability)	-	-

The provision for income taxes is different than the amounts computed using the applicable statutory federal income tax rate. The differences for the years ended December 31, 2013 and 2012 are summarized as follows:

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

	2013	2012
	$	$

Federal tax benefit at statutory rate	1,069,816	1,128,277
State taxes, net of federal taxes	157,179	(3,655)
Other	(170,262)	(107,457)
Less: valuation allowance	(1,056,733)	(1,017,165)

Total provision for income taxes	-	-

As of December 31, 2013, the Company has a net operating loss carry-forward benefit of approximately $18.1 million which is available to reduce future taxable income, if any, through 2032. Management has determined that it is more likely than not that the benefit of the deferred tax asset will not be realized and thus has provided a 100% valuation allowance against the deferred tax asset. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the carry-forward which can be utilized.

13	Subsequent Events

On January 29, 2014, the Company entered into the Sixth Amendment to the Securities Purchase Agreement with TCA Global Credit Master Fund LP. The amendment provides for interest only payments pursuant to existing amended and restated debenture for the month of December 2013, that all previous outstanding principal and accrued and unpaid interest, an accommodation fee $200,000 for entering into this sixth Amendment and all outstanding Redemption Premium fees will comprise the agree upon outstanding amount of $2,196,609. Principal and interest in the amount of $371,459 is due monthly, inclusive of all fees and redemption amounts. Principal payments of $100,000 each for the months of March, April and May 2014 along with accrued interest have been made.

On February 17, 2014, the Company extended the note payable with Mike Paulk and Steven Ensz, directors of the Company until February 17, 2015. There were no other changes to terms of the note.

On February 28, 2014, the Company extended the maturity date of the note with the Citizens Bank of Oklahoma to December 31, 2014. The extension includes interest at 12% with monthly payments of $7,798.

On March 11, 2014, the Company extended the maturity date of the note with TPC Energy in the amount of $250,000 until March 11, 2015. There were no other changes to the terms of the note.

On March 31, 2014, the Company extended the maturity of the note with TPC Energy in the amount of $164,183 until March 31, 2015. There were no other changes to the terms of the note.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On April 14, 2014 the Company entered into a loan agreement with a private party providing for an advance of $250,000 to be used for working capital purposes. The loan is payable upon the earlier of a re-financing of the Company’s secured debt or August 14, 2014 in the amount of $268,000 plus interest at a rate of 12% per annum. The private investor is also to receive 250,000 shares of Company common stock

14	Disclosures About Oil and Gas Producing Activities (Unaudited)

Net Capitalized Costs

The following summarizes net capitalized costs as of December 31, 2013 and 2012.

	2013	2012
	$	$
Oil and gas properties
Proved	41,253,526	41,433,095
Unproved	724,266	661,641
Total	41,977,792	42,094,736

Less accumulated depreciation, depletion and amortization and impairment	(22,989,672)	(22,090,310)

Net capitalized costs	18,988,120	20,004,426

Unproved Property Costs

The following summarizes the capitalized unproved property costs excluded from amortization as of December 31, 2013 and 2012. All costs represent investment in unproved property in Louisiana and will be evaluated over several years as the properties are explored.

	2013	2012	Prior Years	Total
	$	$	$	$

Property acquisition costs	62,625	89,845	(857,414)	(704,944)
Capitalized interest	-	-	1,429,210	1,429,210

	62,625	89,845	571,796	724,266

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Costs Incurred in Oil and Gas Acquisition, Exploration and Development

	2013	2012
	$	$

Development costs	174,276	4,081,325
Exploration costs	-	-
Acquisition costs
Proved	-	-
Unproved	-	-

	174,276	4,081,325

Results of Operations from Oil and Gas Producing Activities

The Company’s results of operations from oil and gas producing activities are presented below for the years 2013 and 2012. The following table includes revenues and expenses associated directly with the Company’s oil and gas producing activities. It does not include any general and administrative costs or any interest costs.

	2013	2012
	$	$
Oil and gas sales	3,269,758	2,043,489
Operations income	51,912	50,044
Lease operating expenses	(894,546)	(1,003,802)
Production taxes	(323,326)	(112,214)
Depreciation, depletion, accretion and
amortization	(1,159,978)	(748,637)

Results of operations from oil and gas activities, excluding corporate overhead and interest costs	943,820	228,880

Oil and Gas Reserve Quantities (unaudited)

The reserve information presented below is based on reports prepared by independent petroleum engineers Collarini Associates.

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

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

December 31, 2013

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	724.20	2,775.90	1,186.85
Extensions, discoveries and other additions	21.00	40.80	27.80
Revisions of previous estimates	(232.95)	(444.57)	(307.05)
Production	(30.25)	(2.13)	(30.61)
Sale of reserves in place	-	-	-
Purchase of reserves in place	-	-	-

Proved reserves, end of period	482.00	2,370.00	877.00

Proved developed reserves:
Beginning of period	178.00	20.40	181.40

End of period	113.0	2.0	113.3

December 31, 2012

	Oil	Gas	Total
	(Mbbl)	(Mmcf)	(Mbble)
Proved reserves, beginning of period	2,013.90	315.90	2,066.55
Extensions, discoveries and other additions	28.20	14.10	30.55
Revisions of previous estimates	(1,298.92)	2,449.68	(890.64)
Production	(18.98)	(3.78)	(19.61)
Sale of reserves in place	-	-	-
Purchase of reserves in place	-	-	-

Proved reserves, end of period	724.20	2,775.90	1,186.85

Proved developed reserves:
Beginning of period	82.47	-	82.47

End of period	178.00	20.40	181.40

The Company recognized revisions in the years ended December 31, 2013 and December 31, 2012. The revisions of (307.05) Mbble in 2013 and (890.64)Mbble in 2012 were due to both quantity and price revisions.

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Standardized Measure of Discounted Future Net Cash Flows (unaudited)

FASB ASC 932, Disclosures About Oil and Gas Producing Activities, (“ASC 932”) prescribes guidelines for computing the standardized measure of future net cash flows and changes therein relating to estimated proved reserves. The Company has followed these guidelines which are briefly discussed below.

Future cash inflows from oil and gas reserves use the unweighted arithmetic average of the price on the first day of each month within the 12-month period prior to the end of the reporting period adjusted by differentials to account for product quality, transportation and marketing. Future production and development costs are determined by applying year-end prices and costs to the estimated quantities of oil and gas to be produced. The prices used at December 31, 2013 and December 31, 2012 were $107.96 and $105.76 per barrel for oil, respectively and $3.67 and $2.76 per mcf for gas at December 31, 2013 and 2012 respectively. Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions. Estimated future income taxes are computed using current statutory income tax rates including consideration for current tax basis of properties and related carryforwards, giving effect to permanent differences and tax credits. The resulting future net cash flows are reduced to present value amounts by applying a 10% annual discount factor.

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

The following sets forth our future net cash flows relating to proved oil and gas reserves based on the standardized measure prescribed in ASC 932:

	December 31,
	2013	2012
	$	$
Future cash inflows	60,432,000	84,254,900
Future development costs	(7,799,000)	(14,101,100)
Future production costs	(11,500,000)	(17,152,700)

Net future cash flows	41,133,000	53,001,100
Less effect of a 10% discount factor	(9,514,000)	(12,878,000)

Standardized measure of discounted future net cash flows	31,619,000	40,123,100

American Natural Energy Corporation
Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The principal sources of change in the standardized measure of discounted future net cash flows are as follows:

	December 31,
	2013	2012
	$	$
Standardized measure, beginning of period	40,123,100	74,221,682
Sales of oil and gas produced, net of production costs	(2,051,886)	(914,276)
Development costs incurred	174,276	4,081,325
Changes in future development costs	7,067,392	(1,075,402)
Revisions of previous quantity estimates	(12,941,834)	(30,621,872)
Net change due to extensions and discoveries	984,400	721,800
Net change in prices and production costs	(417,065)	(13,387,649)
Changes in production rate	(2,329,326)	4,496,298
Purchases of properties	-	-
Accretion of discount	2,884,668	5,716,386
Other	(1,874,725)	(3,115,192)

Standardized measure, end of period	31,619,000	40,123,100

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

Signature	Title	Date

/s/ Michael K. Paulk	President and Principal	May 14, 2014
Michael K. Paulk	Executive Officer and Director

/s/ Steven P. Ensz	Principal Financial	May 14 2014
Steven P. Ensz	and Accounting Officer and Director

/s/ Douglas B. MacGregor	Director	May 14, 2014
Douglas B. MacGregor

/s/ James L. Ferraro	Director	May 14, 2014
James L. Ferraro

/s/ William Yuan	Director	May 14, 2014
William Yuan