Form 10-Q
period 2014-03-31
American Natural Energy Corp
filed 2014-05-20
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014; or

[    ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________to ______________.

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

Yes [   ]             No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 20, 2014, 26,405,085 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets – March 31, 2014 and December 31, 2013	3
	Condensed Consolidated Statements of Operations Three Months Ended March 31, 2014 and March 31, 2013	4
	Condensed Consolidated Statements of Cash Flows Three Months Ended March 31, 2014 and March 31, 2013 Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 6.	Exhibits	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013
	$	$

ASSETS
Current assets:
Cash and cash equivalents	1,554	82,295
Accounts receivable – joint interest billing	1,401	12,505
Accounts receivable – oil and gas sales	203,458	163,321
Prepaid expenses and other	29,674	47,661
Oil inventory	20,833	20,833
Total current assets	256,920	326,615
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $23,145,488 and $22,989,672	18,121,558	18,263,854
Unproved oil and natural gas properties	740,266	724,266
Equipment and other fixed assets, net of accumulated depreciation of $1,174,917 and $1,172,907	3,314	5,324
Total assets	19,122,058	19,320,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	4,552,758	4,254,749
Revenue payable	3,522,306	3,522,279
Accounts payable – related parties	126,619	99,733
Accrued interest	623,321	532,392
Insurance note payable	15,601	31,102
Notes payable – related parties net of discounts of $394,530 and $590,015 respectively	3,391,381	3,220,896
Note payable, net of discounts of $0 and $256,023 respectively (Note 3)	2,464,164	2,320,523
Taxes due on dissolution of subsidiary	32,752	32,752
Total current liabilities	14,728,902	14,014,426

Asset retirement obligation	2,225,177	2,165,521
Total liabilities	16,954,079	16,179,947

Commitments and contingencies

Stockholders' equity :
Common stock Authorized – 250,000,000 shares with par value of $0.001 – 26,405,085 and 26,405,085 shares issued and outstanding respectively	26,405	26,405
Treasury stock	(150,000)	(150,000)
Additional paid-in capital	25,874,430	25,874,430
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(27,665,493)	(26,693,360)
Accumulated other comprehensive income	4,082,637	4,082,637
Total stockholders' equity	2,167,979	3,140,112
Total liabilities and stockholders' equity	19,122,058	19,320,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
For the three-month periods ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013
	$	$
Revenues:
Oil and gas sales	575,109	998,312
Operations income	-	11,923
	575,109	1,010,235

Expenses:
Lease operating expense	138,518	289,697
Production taxes	57,250	74,657
General and administrative	345,400	487,610
Foreign exchange gain	(12,380)	(260,296)
Depletion, depreciation and amortization – oil and gas properties	155,816	316,568
Accretion of asset retirement obligation	59,656	47,524
Depreciation and amortization – other assets	2,010	4,881

Total expenses	746,270	960,641

Other Expense
Interest and financing costs	92,346	261,756
Related party interest	300,136	244,160
Loss on debt extinguishment	408,490	39,953
Total other expense	800,972	545,869

Net loss	(972,133)	(496,275)

Other comprehensive loss– net of tax:
Foreign exchange translation	-	(260,296)

Other comprehensive loss	-	(260,296)

Comprehensive loss	(972,133)	(756,571)

Basic and diluted loss per share	(0.04)	(0.03)
Weighted average number of shares outstanding
Basic	26,405,085	26,405,085
Diluted	26,405,085	26,405,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the three-month periods ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013
	$	$

Cash flows from operating activities:
Net loss	(972,133)	(496,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	157,826	321,449
Accretion of asset retirement obligation	59,656	47,524
Foreign exchange gain	(12,380)	(260,296)
Amortization of deferred financing costs	-	57,104
Amortization of debt discount	47,531	105,475
Related party amortization of debt discount	195,485	138,515
Loss on debt extinguishment	408,490	39,953
Changes in components of working capital:
Accounts receivable	(29,033)	(152,102)
Oil inventory	-	3,397
Prepaid expenses and other current assets	17,987	44,476
Accounts payable, revenues payable, accrued liabilities and interest	399,850	58,965

Net cash provided by (used in) operating activities	273,279	(91,815)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(13,520)	(56,166)

Net cash used in investing activities	(13,520)	(56,166)

Cash flows from financing activities:
Payment of notes payable	(315,500)	(654,594)
Payment of notes payable-related party	(25,000)	(41,667)
Proceeds from issuance of notes payable	-	465,950
Proceeds from issuance of notes payable- related party		500,000
Payment of deferred financing costs	-	(25,000)

Net cash provided by (used in) financing activities	(340,500)	244,689

Increase in cash and cash equivalents	(80,741)	96,708

Cash beginning of period	82,295	31,177

Cash end of period	1,554	127,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the three-month periods ended March 31, 2014 and 2013

	Three months ended March 31,
	2014	2013
	$	$

Supplemental disclosures:
Interest paid	178,328	125,274

Non cash investing and financing activities:
Purchase of oil and gas properties in accounts payable	16,000	155,887
Debt issued for restricted cash	-	500,000
Debt discount due to cash withheld by lender	-	34,050
Debt discount due to fees related to TCA debt	-	100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014 and 2013

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three-month period ended March 31, 2014 are not indicative of the results that may be expected for the full year ending December 31, 2014.

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statement balances have been made to conform to current reporting practices.

2	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $972,133 for the three months ended March 31, 2014. The Company has a working capital deficit of $14,471,982 and an accumulated deficit of $27,665,493 at March 31, 2014 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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
March 31, 2014 and 2013

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

3	Notes Payable

Notes payable and long-term debt as of March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
	$	$
Note payable – Citizens Bank of Oklahoma	65,921	65,921
Note payable – Eaton Oil Tools	40,075	40,075
Note payable – TCA Global Credit Master Fund	1,996,610	2,096,610
Discount on TCA Global Credit Master Fund note	-	(256,023)
Note payable – Leede Financial	361,558	373,940
Total third-party notes payable and long-term debt	2,464,164	2,320,523

Debenture payable – Palo Verde (Note 4)	3,000,000	3,000,000
Discount on Palo Verde debt	(394,530)	(590,015)
Note payable – TPC Energy	414,183	414,183
Note payable – Mike Paulk	350,000	375,000
Note payable – Other	21,728	21,728
Total related party notes payable and long-term debt	3,391,381	3,220,896

Total notes payable and long-term debt	5,855,545	5,541,419
Less: Current portion	(5,855,545)	(5,541,419)

Total notes payable and long-term debt, net of current portion	-	-

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014 and 2013

As of March 31, 2014 and December 31, 2013, the Company had an outstanding note to TPC Energy with a principal balance of $164,183. On March 31, 2014, the Company extended the maturity of the note until March 31, 2015. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring. There were no other changes to the terms of the note.

As of March 31, 2014, the Company had another outstanding note to TPC Energy with a principal balance of $250,000. On March 11, 2014, the Company extended the maturity date of the note until March 11, 2015. There were no other changes to the terms of the note and TPC Energy will continue to receive the 50% of the company’s interests in its share of the Liquidation Agents account distributions for an extra year until March 11, 2015. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of March 31, 2014. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

On February 17, 2011, the Company entered into a $500,000 note payable with Mike Paulk and Steven Ensz, directors of the Company, with an annual interest rate of 10%. On February 17, 2014, the Company extended the note payable until February 17, 2015. There were no other changes to terms of the note. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment or a troubled debt restructuring. Principal payments totaling $25,000 were made during the quarter ended March 31, 2014.

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

On January 29, 2014, the Company entered into the Sixth Amendment to the Securities Purchase Agreement with TCA Global Credit Master Fund LP. The amendment provides for interest only payments pursuant to existing amended and restated debenture for the month of December 2013, that all previous outstanding principal and accrued and unpaid interest, an accommodation fee $200,000 for entering into this sixth Amendment and all outstanding Redemption Premium fees will comprise the agree upon outstanding amount of $2,196,609. Principal and interest in the amount of $371,459 is due monthly, inclusive of all fees and redemption amounts. The Company evaluated the amendment under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The additional $200,000 accommodation fee and the remaining unamortized debt discount of $208,490 and were recorded as a loss on debt extinguishment. Principal payments of $100,000 each for the months of March, April and May 2014 along with accrued interest have been made.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014 and 2013

During the three months ended March 31, 2014, payments totaling $300,000were made to TCA debts. Prior to the sixth amendment, $47,533 of debt discount were amortized. The total note principal balance of TCA debts on March 31, 2014 was $1,996,610.

On June 30, 2013, the Company extended the maturity date of note payable to Leede Financial to December 31, 2013. The other terms of the note payable remain unchanged. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the revised term constituted a debt modification. As the note is denominated in Canadian dollars, the Company adjusted the face value of the note based on fluctuations in exchange rates and recorded a foreign exchange gain of $12,380 during the three months ended March 31, 2014.

On August 1 2013, the Company converted its $48,000 accounts payable balance to Eaton Oil Tools to a note payable. Monthly payments of $4,119 which include interest at the rate of 6% per annum were to be made through August 2014. At May 20, 2014, six payments were past due.

4	Convertible Debentures

On December 31, 2012, the Company sold a $1 million 12% unsecured convertible debt due December 31, 2014 to Palo Verde Acquisitions LLC. As of December 31, 2012, the Company had received consideration of $500,000 related to this debt. In January 2013, the Company collected the remaining debt proceeds of $500,000 related to the $1million convertible Palo Verde debt issued on December 31, 2012. The Company amortized $195,485 of debt discount during the three months ended March 31, 2014.

5	Subsequent Event

On April 14, 2014 the Company entered into a loan agreement with a private party providing for an advance of $250,000 to be used for working capital purposes. The loan is payable upon the earlier of a re-financing of the Company’s secured debt or August 14, 2014 in the amount of $268,000 plus interest at a rate of 12% per annum. The private investor is also to receive 250,000 shares of Company common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $972,000 for the three months ended March 31, 2014 and a net loss of $3,147,000 and $3,318,000 for the years ended December 31, 2013 and 2012. We have a working capital deficiency and an accumulated deficit at March 31, 2014 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

A Comparison of Operating Results For The Three Months Ended March 31, 2014 and March 31, 2013

We recorded a net loss of $972,000 during the three months ended March 31, 2014 compared to a net loss of $496,000 for the three months ended March 31, 2013. During the three months ended March 31, 2014, our revenues were comprised of oil and gas sales totaling $575,000 compared with oil and gas sales of $998,000 during the same period of 2013. Oil and gas prices decreased as well as production for the first quarter of 2014 as compared to the first quarter of 2013. Our net average daily production for the three month period ended March 31, 2014 decreased by 38% over the same period of the prior year, from 101 net barrels of oil equivalent per day to 62 net barrels of oil equivalent per day. The weighted average price was $103.86 per barrel of oil equivalent for the three months ended March 31, 2014 compared to $112.06 per barrel of oil equivalent for the same period in 2013. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

We had operating expenses of $746,000 for the three months ended March 31, 2014 compared to operating expenses of $961,000 for the three months ended March 31, 2013. Our general and administrative expenses were $345,000 for the three months ended March 31, 2014 compared to $488,000 for the three months ended March 31, 2013. General and administrative expenses were higher for the quarter ended March 31, 2013 primarily due to higher professional fees and higher payroll expense.

Interest and financing costs decreased for the three months ended March 31, 2014 compared to the same period in 2013 at $392,000 and $506,000 respectively. Interest and financing costs were lower in the first quarter of 2014 due to lower amortization of note discounts.

Lease operating expenses of $139,000, production taxes of $57,000 and depletion, depreciation and amortization of $217,000 during the three months ended March 31, 2014 changed from $290,000, $75,000, and $369,000, respectively, during the three months ended March 31, 2014. Lease operating expenses were lower for the first quarter of 2014 compared to the same period in 2013 due to decreased production. Production taxes decreased for the first quarter of 2014 as a result of decreased production. The decrease in depletion, depreciation and amortization for the first quarter of 2014 is a result of decreased production.

During the three months ended March 31, 2014, we had a foreign exchange gain of $12,000 compared to a $260,000 foreign exchange gain for the three months ended March 31, 2013. Our foreign exchange gains arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars, in addition to a note owed to a third party denominated in Canadian dollars. The foreign exchange gain for the three months ended March 31, 2014 was caused by the strengthening of the US dollar against the Canadian dollar. The gain related to the note denominated in Canadian dollars was $12,000 for the three months ended March 31, 2014

During the three months ended March 31, 2014 we also amended the loan with TCA. The amendment qualified as debt extinguishment and $408,490 were recorded as a loss on debt extinguishment.

Liquidity and Capital Resources

General

To date, our production has not been sufficient to fund our operations and drilling program. At March 31, 2014, we do not have any available borrowing capacity and have negative working capital of approximately $14.5 million.

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

A Comparison of Cash Flow For The Three Months Ended March 31, 2014 and March 31, 2013

Our net cash provided by operating activities was $273,000 for the three months ended March 31, 2014 as compared to net cash used in operating activities of $92,000 for the three months ended March 31, 2013, an increase of $365,000. The increase in net cash provided by operating activities for the three months ended March 31, 2014 was due to an increase in noncash items of $407,000 and an increase in working capital of $434,000 offset by an increase in net loss of 476,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $389,000 during the three months ended March 31, 2014 mainly due to an increase in accounts payable and accrued liabilities of $400,000 and offset by an increase in accounts receivable and other current assets of $11,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $45,000 during the three months ended March 31, 2013 mainly due to an increase in accounts receivable and other current assets of $104,000 and offset by an increase and accounts payable and accrued liabilities of $59,000 and offset by an increase in accounts receivable of $92,000.

We used $14,000 of net cash in investing activities during the three months ended March 31, 2014 compared to net cash used of $56,000 in 2013. The cash used in investing in 2014 and 2013 was for the purchase and development of oil and gas properties.

Our net cash used in financing activities was $341,000 for the three months ended March 31, 2014 compared to net cash provided of $245,000 for the same period in 2013. For the three months ended March 31, 2014, net cash outflows from financing activities were a result of payments against outstanding notes of $341,000, of which $25,000 was to related parties. For the three months ended March 31, 2013, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $966,000, of which $500,000 was to related parties, offset by payments against outstanding notes of $696,000, of which $42,000 was to related parties, and payments of deferred financing costs of $25,000.

We have no other commitments to expend additional funds for drilling activities for the rest of 2014.

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

On January 29, 2014, the Company entered into the Sixth Amendment to the Securities Purchase Agreement with TCA Global Credit Master Fund LP. The amendment provides for interest only payments pursuant to existing amended and restated debenture for the month of December 2013, that all previous outstanding principal and accrued and unpaid interest, an accommodation fee $200,000 for entering into this sixth Amendment and all outstanding Redemption Premium fees will comprise the agree upon outstanding amount of $2,196,609. Principal and interest in the amount of $371,459 is due monthly, inclusive of all fees and redemption amounts. The Company evaluated the amendment under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The additional $200,000 accommodation fee and the remaining unamortized debt discount of $208,490 and were recorded as a loss on debt extinguishment. Principal payments of $100,000 each for the months of March, April and May 2014 along with accrued interest have been made.

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

Future Capital Requirements and Resources

At March 31, 2014, we do not have any available borrowing capacity under existing credit facilities and our current assets are $257,000 compared with current liabilities of $14.8 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2014. In addition, we have substantial need for capital to develop our oil and gas prospects. At March 31, 2014, we have no commitments for additional capital to fund drilling activities in 2014.

Since 2001, we have funded our capital expenditures and operating activities through a series of debt and equity capital-raising transactions, drilling participations and, during the last two quarters of 2004 and all of 2005 and 2006, through an increase in vendor payables and notes payable. It is our intention to raise additional capital through the sale of interests in our drilling activities or other strategic transaction; however, we currently have no firm commitment from any potential investors and such additional capital may not be available to us in the future. We expect that any capital expenditures for drilling purposes during 2014 will be funded from the sale of drilling participations and equity capital.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters we discussed below and elsewhere in this Report are “forward-looking statements” as defined under the Securities Exchange Act of 1934, as amended that involve risks and uncertainties. The forward-looking statements appear in various places including under the headings Item 1. Financial Statements and Item 2. Management’s Discussion and Analysis or Plan of Operation. These risks and uncertainties relate to• our ability to raise capital and fund our oil and gas well drilling and development plans,• our ability to fund the repayment of our current liabilities, and • our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets.

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

Readers are cautioned that the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013 and other reports filed with the Commission, as well as those described elsewhere in this Report, in some cases have affected, and in the future could affect, our business plans and actual results of operations and could cause our actual consolidated results during 2014 and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

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

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of the end of the period covered by this report on Form 10-Q that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In our evaluation of disclosure controls and procedures as of December 31, 2013, we concluded there were material weaknesses in our internal controls over financial reporting which we viewed as an integral part of our disclosure controls and procedures. See our discussion at “Item 9A (T) - Controls and Procedures” on Form 10-K for the year ended December 31, 2013.

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

AMERICAN NATURAL ENERGY CORPORATION

(Registrant)

Date: May 20, 2014	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer