Form 10-Q
period 2014-06-30
American Natural Energy Corp
filed 2014-08-13
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2014;

or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _______________________ to _______________________.

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
Yes [   ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 13, 2014, 29,280,085 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013
	$	$

ASSETS
Current assets:
Cash and cash equivalents	263	82,295
Accounts receivable – joint interest billing	2,571	12,505
Accounts receivable – oil and gas sales	143,779	163,321
Prepaid expenses and other	11,687	47,661
Oil inventory	20,833	20,833
Deferred costs	60,000	-
Total current assets	239,133	326,615
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $23,273,037 and $22,989,672	17,998,004	18,263,854
Unproved oil and natural gas properties	751,466	724,266
Equipment and other fixed assets, net of accumulated depreciation of $1,176,103 and $1,172,907	2,128	5,324
Total assets	18,990,731	19,320,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	4,753,647	4,254,749
Revenue payable	480,104	3,522,279
Accounts payable – related parties	122,438	99,733
Accrued interest	727,169	532,392
Insurance note payable	5,194	31,102
Notes payable – related parties net of discounts of $0 and $590,015 respectively	765,911	3,220,896
Note payable, net of discounts of $0 and $256,023 respectively (Note 3)	3,375,205	2,320,523
Taxes due on dissolution of subsidiary	32,752	32,752
Total current liabilities	10,262,420	14,014,426

Debenture payable, net of discounts of $174,915 and $0 respectively	2,825,085	-
Asset retirement obligation	2,284,833	2,165,521
Total liabilities	15,372,338	16,179,947

Commitments and contingencies

Stockholders' equity :
Common stock
Authorized – 250,000,000 shares with par value of $0.001 – 26,405,085 and 26,405,085 shares issued and outstanding respectively	26,405	26,405
Treasury stock	(150,000)	(150,000)
Additional paid-in capital	25,874,430	25,874,430
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(26,215,079)	(26,693,360)
Accumulated other comprehensive income	4,082,637	4,082,637
Total stockholders' equity	3,618,393	3,140,112
Total liabilities and stockholders' equity	18,990,731	19,320,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
For the three-month and six-month periods ended June 30, 2014 and 2013

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	$	$	$	$
Revenues:
Oil and gas sales	470,388	874,177	1,045,497	1,872,489
Operations income	-	16,143	-	28,066
	470,388	890,320	1,045,497	1,900,555

Expenses:
Lease operating expense	142,340	226,040	280,858	515,740
Production taxes	23,604	102,732	80,854	177,389
General and administrative	302,678	369,464	648,078	857,073
Foreign exchange (gain) loss	13,296	(431,988)	916	(692,286)
Depletion, depreciation and amortization – oil and gas properties	127,549	172,982	283,365	489,550
Accretion of asset retirement obligation	59,656	49,061	119,312	96,585
Depreciation and amortization – other assets	1,186	4,881	3,196	9,762

Total expenses	670,309	493,172	1,416,579	1,453,813

Other (Income) Expense
Interest and financing costs	26,125	261,116	118,471	522,872
Related party interest	375,991	244,899	676,127	489,059
Gain on settlement of disputed revenue payables	(2,052,451)	-	(2,052,451)	-
Loss on debt extinguishment	-	-	408,490	39,953
Total other (income) expense	(1,650,335)	506,015	(849,363)	1,051,884

Net income (loss)	1,450,414	(108,867)	478,281	(605,142)

Other comprehensive income (loss)– net of tax:
Foreign exchange translation	-	(405,423)	-	(665,721)

Other comprehensive income (loss)	-	(405,423)	-	(665,721)

Comprehensive income (loss)	1,450,414	(514,290)	478,281	(1,270,863)

Basic and diluted loss per share	0.05	(0.00)	0.02	(0.02)

Weighted average number of shares outstanding
Basic	26,405,085	26,405,085	26,405,085	26,405,085
Diluted	26,405,085	26,405,085	26,405,085	26,405,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the six-month periods ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013
	$	$

Cash flows from operating activities:
Net income (loss)	478,281	(605,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	286,561	499,312
Accretion of asset retirement obligation	119,312	96,585
Foreign exchange loss (gain)	916	(692,286)
Amortization of deferred financing costs	-	107,637
Amortization of debt discount	65,533	221,858
Related party amortization of debt discount	415,100	276,537
Loss on debt extinguishment	408,490	39,953
Gain on settlement of disputed revenue	(2,052,451)	-
Changes in components of working capital:
Accounts receivable	29,476	(582)
Oil inventory	-	3,578
Prepaid expenses and other current assets	35,974	65,390
Accounts payable, revenues payable,
accrued liabilities and interest	689,207	63,701

Net cash provided by operating activities	476,399	76,541

Cash flows from investing activities:
Purchase and development of oil and gas properties	(17,516)	(103,504)

Net cash used in investing activities	(17,516)	(103,504)

Cash flows from financing activities:
Payment of notes payable	(685,915)	(1,225,202)
Payment of notes payable-related party	(45,000)	(69,444)
Proceeds from issuance of notes payable	250,000	944,450
Proceeds from issuance of notes payable- related party	-	505,000
Payment of deferred financing costs	(60,000)	(50,000)

Net cash provided by (used in) financing activities	(540,915)	104,804

Increase in cash and cash equivalents	(82,032)	77,841

Cash beginning of period	82,295	31,177

Cash end of period	263	109,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the six-month periods ended June 30, 2014 and 2013

	Six months ended June 30,
	2014	2013
	$	$

Supplemental disclosures:
Interest paid	110,830	212,956
Taxes paid	-	2,500

Non cash investing and financing activities:
Purchase of oil and gas properties in accounts payable	27,200	137,091
Debt issued in settlement of revenue payables	989,751	-
Debt discount due to fees related to TCA debt	-	100,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014 and 2013

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the six-month periods ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the six-month period ended June 30, 2014 are not indicative of the results that may be expected for the full year ending December 31, 2014.

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statement balances have been made to conform to current reporting practices.

2	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net gain of $478,281 for the six months ended June 30, 2014 due to a gain on the settlement of disputed revenue payables. The Company has a working capital deficit of $10,023,287 and an accumulated deficit of $26,215,079 at June 30, 2014 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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
June 30, 2014 and 2013

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

3	Notes Payable

Notes payable and long-term debt as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013

	$	$
Note payable – Citizens Bank of Oklahoma	51,125	65,921
Note payable – Eaton Oil Tools	40,075	40,075
Note payable – TCA Global Credit Master Fund	1,651,399	2,096,610
Discount on TCA Global Credit Master Fund note	-	(256,023)
Note payable – Leede Financial	374,855	373,940
Note payable – Pinon Energy	268,000	-
Note payable – Louisiana Oil Properties	989,751	-
Total third-party notes payable and long-term debt	3,375,205	2,320,523

Debenture payable – Palo Verde (Note 4)	3,000,000	3,000,000
Discount on Palo Verde debt	(174,915)	(590,015)
Note payable – TPC Energy	414,183	414,183
Note payable – Mike Paulk	330,000	375,000
Note payable – Other	21,728	21,728
Total related party notes payable and long-term debt	3,590,996	3,220,896

Total notes payable and long-term debt	6,966,201	5,541,419
Less: Current portion	(4,141,116)	(5,541,419)

Total notes payable and long-term debt, net of current portion	2,825,085	-
S

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014 and 2013

As of June 30, 2014 and December 31, 2013, the Company had an outstanding note to TPC Energy with a principal balance of $164,183. On March 31, 2014, the Company extended the maturity of the note until March 31, 2015. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring. There were no other changes to the terms of the note.

As of June 30, 2014, the Company had another outstanding note to TPC Energy with a principal balance of $250,000. On March 11, 2014, the Company extended the maturity date of the note until March 11, 2015. There were no other changes to the terms of the note and TPC Energy will continue to receive the 50% of the company’s interests in its share of the Liquidation Agents account distributions for an extra year until March 11, 2015. The TPC note is included in Notes Payable – Related Parties on the balance sheet as of June 30, 2014. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

On February 17, 2011, the Company entered into a $500,000 note payable with Mike Paulk and Steven Ensz, directors of the Company, with an annual interest rate of 10%. On February 17, 2014, the Company extended the note payable until February 17, 2015. There were no other changes to terms of the note. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment or a troubled debt restructuring. Principal payments totaling $45,000 were made during the six months ended June 30, 2014.

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

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014 and 2013

During the six months ended June 30, 2014, payments totaling $645,211 were made to TCA debts. Prior to the sixth amendment, $47,533 of debt discount were amortized. The total note principal balance of TCA debts on June 30, 2014 was $1,651,399.

On June 30, 2013, the Company extended the maturity date of note payable to Leede Financial to December 31, 2013. The other terms of the note payable remain unchanged. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the revised term constituted a debt modification. As the note is denominated in Canadian dollars, the Company adjusted the face value of the note based on fluctuations in exchange rates and recorded a foreign exchange loss of $916 during the six months ended June 30, 2014.

On August 1 2013, the Company converted its $48,000 accounts payable balance to Eaton Oil Tools to a note payable. Monthly payments of $4,119 which include interest at the rate of 6% per annum were to be made through August 2014. At August 13, 2014, seven payments were past due.

On April 14, 2014 the Company entered into a loan agreement with Pinon Energy providing for an advance of $250,000 to be used for working capital purposes. The loan is payable upon the earlier of a re-financing of the Company’s secured debt or August 14, 2014 in the amount of $268,000 plus interest at a rate of 12% per annum. Pinon Energy is also to receive 250,000 shares of Company common stock. The note and all interest totaling $274,799 were paid on July 7, 2014.

On June 24, 2014, the Company entered into a $989,751 note payable with Louisiana Oil Properties, Inc. together with simple interest at 4% per annum due on or before October 31, 2014. This promissory note was the result of a settlement of disputed revenue payables resulting in a gain recognized by the Company of $2,052.451.

4	Convertible Debentures

On December 31, 2012, the Company sold a $1 million 12% unsecured convertible debt due December 31, 2014 to Palo Verde Acquisitions LLC. As of December 31, 2012, the Company had received consideration of $500,000 related to this debt. In January 2013, the Company collected the remaining debt proceeds of $500,000 related to the $1million convertible Palo Verde debt issued on December 31, 2012. On July 1, 2014, the due date of the convertible debt was extended to January 2, 2016. The Company amortized $415,100 of debt discount during the six months ended June 30, 2014.

5	Subsequent Event

On July 3, 2014 the Company entered into a Securities Purchase Agreement (the "Hillair Purchase Agreement") with Hillair Capital Investments, LP ("Hillair"), pursuant to which the Company (i) issued to Hillair an 8% Original Issue Discount Senior Secured Convertible Debenture (the “OID Debenture”) in the principal amount of $835,899 convertible into shares of the Company’s common stock at $0.10 per share (subject to adjustment therein); and (ii) issued to Hillair 28,000,000 Series A Common Stock purchase Warrants exercisable for 5 years at $0.12 per share (subject to adjustment therein) and 19,641,002 Series B Common Stock purchase Warrants exercisable for 2 years at $0.10 per share (subject to adjustment therein).

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014 and 2013

Prior to July 3, 2014, TCA Global Credit Master Fund LP (“TCA”) assigned to Hillair the Second Replacement, Amended and Restated Senior Secured Redeemable Debenture, with a current principal amount of $1,753,600 issued to TCA by the Company as of June 28, 2013 (the “Amended Debenture”), along with certain mortgages, dated as of December 29, 2011 and September 4, 2012, and as filed in St. Charles Parish, Louisiana (the “Mortgages”). On July 3, 2014, the Company and Hillair also entered into an Amendment Agreement (the “Amendment”), amending the Amended Debenture by (i) increasing the interest rate to 16% per annum, (ii) extending the maturity date to January 1, 2016 and (iii) revising the monthly principal payments to be quarterly principal payments.

The Company’s obligations under the OID Debenture are secured by substantially all of the assets of the Company and its wholly-owned subsidiary, Gothic Resources, Inc. (“Gothic”) pursuant to the terms of a Security Agreement, dated as of July 3, 2014 (the “Security Agreement”), and Gothic has guaranteed the performance of the Company’s obligations under the terms of a Subsidiary Guarantee Agreement executed by Gothic on the same date (the “Subsidiary Guarantee”). In addition, the Company’s obligations to the OID Debenture and the Amended Debenture are secured by the Mortgage Documents.

Interest on the Amended Debenture and on the OID Debenture is payable by the Company on a quarterly basis commencing January 1, 2015. Principal on the Amended Debenture and on the OID Debenture is payable quarterly commencing on March 1, 2015 with both debentures maturing on January 1, 2016. The Company may prepay the Amended Debenture with a 3 day notice. Subject to the Equity Conditions set forth in the OID Debenture, the OID Debenture is redeemable at any time after the 6 month anniversary of the OID Debenture at 120% of the outstanding principal balance.

At any time prior to the payment of the OID Debenture in full, Hillair may elect, in its sole discretion, to convert all or part of the principal amount of the OID Debenture into shares of common stock of the Company at a conversion rate of US$0.10 per share (subject to adjustment therein). The OID Debenture contains customary adjustment provisions for certain corporate events, such as the payment of stock dividends and stock splits. The OID Debenture also contains customary events of default.

Pursuant to the Hillair Purchase Agreement and until the 12 month anniversary of the closing on the OID Debenture, Hillair may purchase from the Company additional Debentures with an aggregate subscription amount of up to $2,500,000 (for a principal amount of $2,800,000) and up to 28,000,000 Series A Warrants and 19,641,002 Series B Warrants consistent with the terms set forth above.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014 and 2013

The Company also reached agreement with Palo Verde Acquisitions LLC to extend the maturity of its 12% convertible debenture in the amount of $2 million and its 12% convertible debenture in the amount of $1 million until January 2, 2016 with all accrued and unpaid interest to date being added to the outstanding principal amount. The conversion price of $0.10 remains unchanged. Additionally, the expiration date of warrants held by Palo Verde was extended to January 2, 2018 and the exercise price reduced to $0.12 per share.

On July 18, 2014 the Company issued a total 2,875,000 shares of its common stock. 2,625,000 shares were in payment of financing fees and 250,000 shares were additional consideration for the issuance of a short term loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

            We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net gain of $478,000 for the six months ended June 30, 2014 due to a gain on the settlement of disputed revenue payables and a net loss of $3,147,000 and $3,318,000 for the years ended December 31, 2013 and 2012. We have a working capital deficiency and an accumulated deficit at June 30, 2014 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

A Comparison of Operating Results For The Three Months Ended June 30, 2014 and June 30, 2013

            We recorded net income of $1,450,000 during the three months ended June 30, 2014 compared to a net loss of $109,000 for the three months ended June 30, 2013. During the three months ended June 30, 2014, our revenues were comprised of oil and gas sales totaling $470,000 compared with oil and gas sales of $874,000 during the same period of 2013. Oil and gas prices decreased as well as production for the second quarter of 2014 as compared to the second quarter of 2013. Our net average daily production for the three month period ended June 30, 2014 decreased by 45% over the same period of the prior year, from 91 net barrels of oil equivalent per day to 50 net barrels of oil equivalent per day. The weighted average price was $104.23 per barrel of oil equivalent for the three months ended June 30, 2014 compared to $105.78 per barrel of oil equivalent for the same period in 2013. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

            We had operating expenses of $670,000 for the three months ended June 30, 2014 compared to operating expenses of $493,000 for the three months ended June 30, 2013. Our general and administrative expenses were $303,000 for the three months ended June 30, 2014 compared to $369,000 for the three months ended June 30, 2013, a decrease of $66,000.

            Interest and financing costs decreased for the three months ended June 30, 2014 compared to the same period in 2013 at $402,000 and $506,000 respectively. Interest and financing costs were lower in the second quarter of 2014 due to lower amortization of note discounts.

            Lease operating expenses of $142,000, production taxes of $24,000 and depletion, depreciation and amortization of $188,000 during the three months ended June 30, 2014 changed from $226,000, $103,000, and $227,000, respectively, during the three months ended June 30, 2014. Lease operating expenses were lower for the second quarter of 2014 compared to the same period in 2013 due to decreased production. Production taxes decreased for the second quarter of 2014 as a result of decreased production. The decrease in depletion, depreciation and amortization for the second quarter of 2014 is a result of decreased production.

            During the three months ended June 30, 2014, we had a foreign exchange loss of $13,000 compared to a $432,000 foreign exchange gain for the three months ended June 30, 2013. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars, in addition to a note owed to a third party denominated in Canadian dollars. The foreign exchange loss for the three months ended June 30, 2014 was caused by the weakening of the US dollar against the Canadian dollar. The loss related to the note denominated in Canadian dollars was $13,000 for the three months ended June 30, 2014

            We recorded a gain of $2,052,000 for the three months ended June 30, 2014 as the result of the settlement of disputed revenue payables to a royalty owner.

A Comparison of Operating Results For The Six Months Ended June 30, 2014 and June 30, 2013

            We recorded net income of $478,000 during the six months ended June 30, 2014 compared to a net loss of $605,000 for the six months ended June 30, 2013. During the six months ended June 30, 2014, our revenues were comprised of oil and gas sales totaling $1,045,000 compared with oil and gas sales of $1,872,000 during the same period of 2013. Oil and gas prices and production decreased for the first six months of 2014 as compared to the same period of 2013. Our net average daily production for the six month period ended June 30, 2014 decreased by 42% over the same period of the prior year, from 96 net barrels of oil equivalent per day to 56 net barrels of oil equivalent per day. Oil and gas prices decreased for the six month period ended June 30, 2014 over the same period of the prior year. The weighted average price was $103.47 and $107.41 per barrel of oil equivalent for the six months ended 2014 and 2013 respectively. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

            We had operating expenses of $1,417,000 for the six months ended June 30, 2014 compared to operating expenses of $1,454,000 for the six months ended June 30, 2013. Our general and administrative expenses were $648,000 for the six months ended June 30, 2014 compared to $857,000 for the six months ended June 30, 2013. General and administrative expenses were higher for the period ended June 30, 2013 primarily due to higher professional fees and higher payroll expense.

            Interest and financing costs decreased for the six months ended June 30, 2014 compared to the same period in 2013 at $795,000 and $1,012,000 respectively. Interest and financing costs were lower in the first two quarters of 2014 primarily as a result of lower amortization of note discounts.

            Lease operating expenses of $281,000, production taxes of $81,000 and depletion, depreciation and amortization of $406,000 during the six months ended June 30, 2014 changed from $516,000, $177,000, and $596,000, respectively, during the six months ended June 30, 2014. Lease operating expenses were lower for the first two quarters of 2014 compared to the same period in 2013 due to decreased production. Production taxes decreased for the first two quarters of 2014 as a result of decreased production. The decrease in depletion, depreciation and amortization for the first two quarters of 2014 is a result of decreased production.

            During the six months ended June 30, 2014, we had a foreign exchange loss of $916 compared to a $692,000 foreign exchange gain for the six months ended June 30, 2013. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars, in addition to a note owed to a third party denominated in Canadian dollars. The foreign exchange loss for the six months ended June 30, 2014 was caused by the weakening of the US dollar against the Canadian dollar. The loss related to the note denominated in Canadian dollars was $916 for the six months ended June 30, 2014

            During the six months ended June 30, 2014 we also amended the loan with TCA. The amendment qualified as debt extinguishment and $408,000 was recorded as a loss on debt extinguishment. We recorded a gain of $2,052,000 for the six months ended June 30, 2014 as the result of the settlement of disputed revenue payables to a royalty owner. During the six months ended June 30, 2013 we also extended the repayment terms and rights on a related party note which qualified as debt extinguishment. The additional rights were valued at $39,953 and were recorded as a loss on debt extinguishment.

Liquidity and Capital Resources

General

            To date, our production has not been sufficient to fund our operations and drilling program. At June 30, 2014, we do not have any available borrowing capacity and have negative working capital of approximately $10.0 million.

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

A Comparison of Cash Flow For The Six Months Ended June 30, 2014 and June 30, 2013

            Our net cash provided by operating activities was $476,000 for the six months ended June 30, 2014 as compared to net cash provided by operating activities of $77,000 for the six months ended June 30, 2013, an increase of $399,000. The increase in net cash provided by operating activities for the six months ended June 30, 2014 was due to an increase in working capital of $623,000 and an increase in net income of $1,083,000 and offset by a decrease in noncash items of $1,306,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $754,000 during the six months ended June 30, 2014 mainly due to an increase in accounts payable and accrued liabilities of $689,000 and along with a decrease in accounts receivable and other current assets of $65,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $132,000 during the six months ended June 30, 2013 due to a decrease in accounts receivable and other current assets of $68,000 along with an increase in accounts payable and accrued liabilities of $64,000.

            We used $18,000 of net cash in investing activities during the six months ended June 30, 2014 compared to net cash used of $104,000 in 2013. The cash used in investing in 2014 and 2013 was for the purchase and development of oil and gas properties.

             Our net cash used in financing activities was $541,000 for the six months ended June 30, 2014 compared to net cash provided of $105,000 for the same period in 2013. For the six months ended June 30, 2014, net cash outflows from financing activities were a result of the issuance of notes of $250,000 offset by payments against outstanding notes of $731,000, of which $45,000 was to related parties, and payments of deferred financing costs of $60,000. For the six months ended June 30, 2013, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $1,449,000, of which $505,000 was to related parties, offset by payments against outstanding notes of $1,294,000, of which $69,000 was to related parties, and payments of deferred financing costs of $50,000.

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

            On January 29, 2014, the Company entered into the Sixth Amendment to the Securities Purchase Agreement with TCA Global Credit Master Fund LP. The amendment provides for interest only payments pursuant to existing amended and restated debenture for the month of December 2013, that all previous outstanding principal and accrued and unpaid interest, an accommodation fee $200,000 for entering into this sixth Amendment and all outstanding Redemption Premium fees will comprise the agree upon outstanding amount of $2,196,609. Principal and interest in the amount of $371,459 is due monthly, inclusive of all fees and redemption amounts. The Company evaluated the amendment under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The additional $200,000 accommodation fee and the remaining unamortized debt discount of $208,490 and were recorded as a loss on debt extinguishment. Principal payments of $645,211 for the six months ended June 30, 2014 along with accrued interest have been made.

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

On December 31, 2012, we sold to Palo Verde (1) a $1,000,000 12% unsecured Convertible Debenture due December 31, 2014 (the “Second Palo Verde Debenture”) and (2) warrants to purchase up to 10,000,000 shares of our common stock at a purchase price of $0.23 per share and expiring on December 31, 2014. The aggregate consideration received by us from Palo Verde for the Second Palo Verde Debenture and the 10 million warrants was $1,000,000. On July 1, 2014, the due date of the convertible debt was extended to January 2, 2016.

Future Capital Requirements and Resources

            At June 30, 2014, we do not have any available borrowing capacity under existing credit facilities and our current assets are $239,000 compared with current liabilities of $10.3 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2014. In addition, we have substantial need for capital to develop our oil and gas prospects. At June 30, 2014, we have no commitments for additional capital to fund drilling activities in 2014.

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
__________________________________
(1)	Filed or furnished herewith.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: August 13, 2014	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer