Form 10-Q
period 2014-09-30
American Natural Energy Corp
filed 2014-11-17
CIK 870732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

(Mark One)

 [X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2014; or

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from _________ to ___________.

Commission File Number 0-18956

American Natural Energy Corporation
(Exact name of small business issuer as specified in its charter)

Oklahoma	73-1605215
(State or other jurisdiction of	(I.R.S employer
incorporation of organization)	identification no.)

One Warren Place, 6100 South Yale, Suite2010, Tulsa, Oklahoma74136
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2014, 29,280,085 shares of the Registrant's Common Stock, $0.001 par value, were outstanding.

.

AMERICAN NATURAL ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2014	December 31, 2013
	$	$

ASSETS
Current assets:
Cash and cash equivalents	267	82,295
Accounts receivable – joint interest billing	3,595	12,505
Accounts receivable – oil and gas sales	124,477	163,321
Prepaid expenses and other	52,988	47,661
Oil inventory	20,833	20,833
Deferred costs	239,241	-
Total current assets	441,401	326,615
Proved oil and natural gas properties, full cost method of accounting, net of accumulated depletion, depreciation, amortization and impairment of $23,376,865 and $22,989,672	17,877,014	18,263,854
Unproved oil and natural gas properties	775,774	724,266
Equipment and other fixed assets, net of accumulated depreciation of $1,177,193 and $1,172,907	1,038	5,324
Total assets	19,095,227	19,320,059

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	4,751,213	4,254,749
Revenue payable	480,104	3,522,279
Accounts payable – related parties	114,226	99,733
Accrued interest	203,153	532,392
Insurance note payable	36,384	31,102
Notes payable – related parties net of discounts of $0 and $590,015 respectively	765,911	3,220,896
Note payable, net of discounts of $0 and $256,023 respectively(Note 3)	2,708,766	2,320,523
Taxes due on dissolution of subsidiary	32,752	32,752
Total current liabilities	9,092,509	14,014,426

Debenture payable – related parties, net of discounts of $59,246 and $0 respectively	3,579,877	-
Note payable, net of discounts of $140,195 and $0 respectively	1,149,366	-
Derivative liability (Note 6)	7,914,338	-
Asset retirement obligation (Note 7)	2,344,489	2,165,521
Total liabilities	24,080,579	16,179,947

Commitments and contingencies

Stockholders' equity :
Common stock Authorized – 250,000,000 shares with par value of $0.001 – 29,280,085 and 26,405,085 shares issued and outstanding respectively	29,280	26,405
Treasury stock	(150,000)	(150,000)
Additional paid-in capital	25,299,077	25,874,430
Accumulated deficit, since January 1, 2002 (in conjunction with the quasi- Reorganization stated capital was reduced by an accumulated deficit of $2,015,495)	(34,246,346)	(26,693,360)
Accumulated other comprehensive income	4,082,637	4,082,637
Total stockholders' equity	(4,985,352)	3,140,112
Total liabilities and stockholders' equity	19,095,227	19,320,059

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Operations and Other Comprehensive Loss (Unaudited)
For the three-month and nine-month periods ended September 30, 2014 and 2013

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	$	$	$	$
Revenues:
Oil and gas sales	379,780	841,458	1,425,277	2,713,947
Operations income	-	11,923	-	39,989
	379,780	853,381	1,425,277	2,753,936

Expenses:
Lease operating expense	179,336	227,256	460,194	742,996
Production taxes	18,057	92,747	98,911	270,136
General and administrative	330,869	336,416	978,947	1,193,489
Foreign exchange (gain) loss	(16,384)	229,110	(15,468)	(463,176)
Depletion, depreciation and amortization – oil and gas properties	103,828	206,937	387,193	696,487
Accretion of asset retirement obligation	59,656	32,903	178,968	129,488
Depreciation and amortization – other assets	1,090	4,881	4,286	14,643

Total expenses	676,452	1,130,250	2,093,031	2,584,063

Other (Income) Expense
Interest and financing costs	143,210	319,302	261,681	842,174
Related party interest	346,843	263,254	1,022,970	752,313
Loss on derivative	6,427,146	-	6,427,146	-
Gain on settlement of disputed revenue payables	-	-	(2,052,451)	-
Loss on debt extinguishment	817,396	-	1,225,886	39,953
Total other (income) expense	7,734,595	582,556	6,885,232	1,634,440

Net loss	(8,031,267)	(859,425)	(7,552,986)	(1,464,567)

Other comprehensive income (loss)– net of tax:
Foreign exchange translation	-	202,545	-	(463,176)

Other comprehensive income (loss)	-	202,545	-	(463,176)

Comprehensive loss	(8,031,267)	(656,880)	(7,552,986)	(1,927,743)

Basic and diluted loss per share	(0.28)	(0.03)	(0.28)	(0.06)

Weighted average number of shares outstanding
Basic	28,748,835	26,405,085	27,194,920	26,405,085
Diluted	28,748,835	26,405,085	27,194,920	26,405,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the nine-month periods ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013
	$	$

Cash flows from operating activities:
Net income (loss)	(7,552,986)	(1,464,567)
Adjustments to reconcile net income(loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	391,479	711,130
Accretion of asset retirement obligation	178,968	129,488
Foreign exchange loss (gain)	(15,468)	(463,176)
Amortization of deferred financing costs	59,175	145,661
Amortization of debt discount	147,327	953,837
Related party amortization of debt discount	530,769	9,994
Stock issued in payment of interest	2,500	-
Loss on debt extinguishment	1,225,886	39,953
Gain/loss on derivative liability	6,427,146	-
Gain on settlement of disputed revenue	(2,052,451)	-
Changes in components of working capital:
Accounts receivable	47,754	(40,155)
Oil inventory	-	4,676
Prepaid expenses and other current assets	35,523	18,446
Accounts payable, revenues payable, accrued liabilities and interest	918,213	(185,486)

Net cash provided by (used in) operating activities	343,835	(140,199)

Cash flows from investing activities:
Purchase and development of oil and gas properties	(46,944)	(130,847)

Net cash used in investing activities	(46,944)	(130,847)

Cash flows from financing activities:
Payment of notes payable	(994,232)	(1,811,700)
Payment of notes payable-related party	(45,000)	(74,444)
Proceeds from issuance of notes payable	861,232	1,749,568
Proceeds from issuance of notes payable- related party	-	505,000
Payment of deferred financing costs	(200,919)	(125,000)

Net cash provided by (used in) financing activities	(378,919)	243,424

Increase in cash and cash equivalents	(82,028)	(27,622)

Cash beginning of period	82,295	31,177

Cash end of period	267	3,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN NATURAL ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)
For the nine-month periods ended September 30, 2014 and 2013

	Nine months ended September 30,
	2014	2013
	$	$

Supplemental disclosures:
Interest paid	235,804	330,663
Taxes paid	-	7,500

Non cash investing and financing activities:
Purchase of oil and gas properties in accounts payable	4,917	139,143
Debt issued in settlement of revenue payables	989,751	-
Financing Fees for shares	52,500	606,320
Debt discount due to fees related to Hillair debt	132,428	-
Derivative liability Palo Verde debt	627,478	-
Interest Transferred to debt principle	741,385	-
Prepaid insurance financed with debt	40,850	-
Asset retirement obligation revision	-	39,573

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014 and 2013

1	Significant accounting policies

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by American Natural Energy Corporation (the “Company”) as described in Note 1 of the notes to consolidated financial statements included in the Annual Report on Form 10-K. The unaudited condensed consolidated financial statements for the nine-month periods ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the nine-month period ended September 30, 2014 are not indicative of the results that may be expected for the full year ending December 31, 2014.

Reclassification of Prior Period Statements

Certain reclassifications of prior period consolidated financial statement balances have been made to conform to current reporting practices.

2	Going Concern, Liquidity and Capital Resources

The Company currently has a severe shortage of working capital and funds to pay its liabilities. The Company has no current borrowing capacity with any lender. The Company incurred a net loss of $7,552,986 for the nine months ended September 30, 2014. The Company has a working capital deficit of $8,651,108 and an accumulated deficit of $34,246,346 at September 30, 2014 which leads to substantial doubt concerning the ability of the Company to meet its obligations as they come due. The Company also has a need for substantial funds to develop its oil and gas properties and repay borrowings as well as to meet its other current liabilities.

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
September 30, 2014 and 2013

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

3	Notes Payable

Notes payable and long-term debt as of September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013

	$	$
Note payable – Citizens Bank of Oklahoma	64,688	65,921
Note payable – Eaton Oil Tools	32,239	40,075
Note payable – TCA Global Credit Master Fund	-	2,096,610
Discount on TCA Global Credit Master Fund note	-	(256,023)
Note payable – Leede Financial	358,472	373,940
Note payable – Hillair Capital Investments	2,589,561	-
Discount on Hillair Capital Investment debt	(140,195)
Note payable – Louisiana Oil Properties	989,751	-
Total third-party notes payable and long-term debt	3,894,516	2,320,523

Debenture payable – Palo Verde (Note 4)	3,639,123	3,000,000
Discount on Palo Verde debt	(59,247)	(590,015)
Note payable – TPC Energy	414,183	414,183
Note payable – Mike Paulk	330,000	375,000
Note payable – Other	21,728	21,728
Total related party notes payable and long-term debt	4,345,787	3,220,896

Total notes payable and long-term debt	8,240,304	5,541,419

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014 and 2013

Less: Current portion	(3,511,061)	(5,541,419)
Total notes payable and long-term debt, net of current portion	4,729,243	-

As of September 30, 2014 and December 31, 2013, the Company had an outstanding note to TPC Energy with a principal balance of $164,183. On March 31, 2014, the Company extended the maturity of the note until March 31, 2015. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring. There were no other changes to the terms of the note.

As of September 30, 2014, the Company had another outstanding note to TPC Energy with a principal balance of $250,000. On March 11, 2014, the Company extended the maturity date of the note until March 11, 2015. There were no other changes to the terms of the note and TPC Energy will continue to receive the 50% of the company’s interests in its share of the Liquidation Agents account distributions for an extra year until March 11, 2015.The TPC note is included in Notes Payable – Related Parties on the balance sheet as of September 30, 2014. The company evaluated the extension under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised term constituted a debt modification, rather than a debt extinguishment or a troubled debt restructuring.

On February 17, 2011, the Company entered into a $500,000 note payable with Mike Paulk and Steven Ensz, directors of the Company, with an annual interest rate of 10%. On February 17, 2014, the Company extended the note payable until February 17, 2015. There were no other changes to terms of the note. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment or a troubled debt restructuring. Principal payments totaling $45,000 were made during the nine months ended September 30, 2014.

On June 30, 2013, the Company extended the maturity date of note payable to Leede Financial to December 31, 2013. The other terms of the note payable remain unchanged. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded the revised term constituted a debt modification. As the note is denominated in Canadian dollars, the Company adjusted the face value of the note based on fluctuations in exchange rates and recorded a foreign exchange gain of $15,468 during the nine months ended September 30, 2014.

On August 1 2013, the Company converted its $48,000 accounts payable balance to Eaton Oil Tools to a note payable. Monthly payments of $4,119 which include interest at the rate of 6% per annum were to be made through August 2014. During the nine months ended September 30, 2014, the Company paid $7,836 of principal payments on the loan. At November 14, 2014, eight payments were past due.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014 and 2013

On April 14, 2014 the Company entered into a loan agreement with Pinon Energy providing for an advance of $250,000 to be used for working capital purposes. The loan was payable upon the earlier of a re-financing of the Company’s secured debt or August 14, 2014 in the amount of $268,000 plus interest at a rate of 12% per annum. The note and all interest totaling $274,799 were paid on July 7, 2014. Pinon Energy also received 250,000 shares of Company common stock as additional interest.

On June 24, 2014, the Company entered into a $989,751 note payable with Louisiana Oil Properties, Inc. together with simple interest at 4% per annum due on or before October 31, 2014. This promissory note was the result of a settlement of disputed revenue payables resulting in a gain recognized by the Company of $2,052,451.

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

On January 29, 2014, the Company entered into the Sixth Amendment to the Securities Purchase Agreement with TCA Global Credit Master Fund LP. The amendment provides for interest only payments pursuant to existing amended and restated debenture for the month of December 2013, that all previous outstanding principal and accrued and unpaid interest, an accommodation fee $200,000 for entering into this sixth Amendment and all outstanding Redemption Premium fees comprised the agreed upon outstanding amount of $2,196,609. Principal and interest in the amount of $371,459 was due monthly, inclusive of all fees and redemption amounts. The Company evaluated the amendment under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The additional $200,000 accommodation fee and the remaining unamortized debt discount of $208,490 and were recorded as a loss on debt extinguishment.

During the nine months ended September 30, 2014, payments totaling $645,211 were made to TCA debts. Prior to the sixth amendment, $47,533 of debt discount were amortized.

Prior to July 3, 2014, TCA Global Credit Master Fund LP (“TCA”) assigned to Hillair Capital Investments, LP (“Hillair”), the Second Replacement, Amended and Restated Senior Secured Redeemable Debenture, with a current principal amount of $1,753,600 ($1,651,399 principle and $102,262 in interest) issued to TCA by the Company as of June 28, 2013 (the “Amended Debenture”), along with certain mortgages, dated as of December 29, 2011 and September 4, 2012, and as filed in St. Charles Parish, Louisiana (the “Mortgages”). On July 3, 2014, the Company and Hillair also entered into an Amendment Agreement (the “Amendment”), amending the Amended Debenture by (i) increasing the interest rate to 16% per annum, (ii) extending the maturity date to January 1, 2016 and (iii) revising the monthly principal payments to be quarterly principal payments.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014 and 2013

On July 3, 2014 the Company entered into a Securities Purchase Agreement (the "Hillair Purchase Agreement") with Hillair Capital Investments, LP ("Hillair"), pursuant to which the Company (i) issued to Hillair an 8% Original Issue Discount Senior Secured Convertible Debenture (the “OID Debenture”) in the principal amount of $835,899 convertible into shares of the Company’s common stock at $0.10 per share (subject to adjustment therein); and (ii) issued to Hillair 28,000,000 Series A Common Stock purchase Warrants exercisable for 5 years at $0.12 per share (subject to adjustment therein) and 19,641,002 Series B Common Stock purchase Warrants exercisable for 2 years at $0.10 per share (subject to adjustment therein). Of the $835,899 only $611,232 was received in cash by the company after the OID and other financing fees. The lender paid $44,997 in deferred financing costs directly to other parties.

The Company evaluated the conversion feature and warrants and determined that it should be accounted for as derivative liabilities based on a reset provision clause that allows the conversion or exercise price of the instruments to be adjusted for any sale of common stock at a lower price than the existing price.

The Company evaluated the transaction under FASB ASC 470-50 and FASB ASC 470-60 and concluded the revised terms constituted a debt extinguishment, rather than a debt modification or a troubled debt restructuring. The fair value of the warrants issued along with the fees paid directly to Hillair were recorded as a loss on extinguishment of debt of $817,396, of which $727,286 was the fair value of the warrants issued to Hillair. The fair value of the conversion feature of $132,428 was recorded as a debt discount to the loan.

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
September 30, 2014 and 2013

Pursuant to the Hillair Purchase Agreement and until the 12 month anniversary of the closing on the OID Debenture, Hillair may purchase from the Company additional Debentures with an aggregate subscription amount of up to $2,500,000 (for a principal amount of $2,800,000) and up to 28,000,000 Series A Warrants and 19,641,002 Series B Warrants consistent with the terms set forth above.

During the nine months ended September 30, 2014 the company recorded a total debt discount of $221,989 ($89,561 OID and $132,428 from the embedded conversion feature) and recorded amortization of $81,794.

Deferred Financing Costs

During the nine months ended September 30, 2014, the Company paid in cash $200,919, issued stock at a fair value of $52,500 and the lender paid $44,997 directly to the other parties for deferred financing costs. For the nine months ended September 30, 2014 and 2013, amortization of the deferred financing costs totaled $59,175 and 145,661, respectively.

4	Convertible Debentures

On December 31, 2012, the Company sold a $1 million 12% unsecured convertible debt due December 31, 2014 to Palo Verde Acquisitions LLC. As of December 31, 2012, the Company had received consideration of $500,000 related to this debt. In January 2013, the Company collected the remaining debt proceeds of $500,000 related to the $1,000,000 convertible Palo Verde debt issued on December 31, 2012. On July 1, 2014, the due date of the convertible debt was extended to January 2, 2016 with all accrued and unpaid interest totaling $639,123 being added to the outstanding principal amount. The Company evaluated the application of ASC 470-50 and ASC 470-60 and concluded that the revised terms constituted a debt modification rather than a debt extinguishment or a troubled debt restructuring. The Company amortized $530,769 of debt discount during the nine months ended September 30, 2014.

On August 14, 2013, the exchange that the Company was listed on allowed for stock transactions to be entered into at a price lower than $0.10 per share. At this date, this triggered derivative accounting based on a reset provision clause that allowed the conversion price of the instruments to be adjusted for any sale of common stock at a lower price than the existing conversion price. The initial derivative liability on the conversion feature was $627,478 and was recorded as a day 1 reduction of additional paid-in-capital.

5	Common Stock

On July 18, 2014 the Company issued a total 2,875,000 shares of its common stock. 2,625,000 shares, valued at $52,500, were in payment of financing fees and 250,000 shares, valued at $2,500, were in consideration of interest.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014 and 2013

6	Fair Value of Financial Instruments and Derivatives

As defined in ASC 820, fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based upon observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement), pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable and are valued using models or other valuation methodologies (level 2 measurement), and the lowest priority to unobservable inputs (level 3 measurement). There were no changes in valuation techniques or reclassifications of fair value measurements between levels 1, 2 or 3 during the nine months ended September 30, 2014.

The carrying values of the Company’s accounts receivable, accounts payable and accrued liabilities represent the estimated fair value due to the short-term nature of the accounts.

The estimated fair value of the Company’s non-current derivative liabilities, which are related to common shares issuable pursuant to convertible debentures and to warrants issued in connection with those debentures, were estimated using a various option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock, interest rates, among other items (ASC 820, Fair Value Measurements (“ASC 820”) fair value hierarchy Level 3). A comparison of the assumptions used in calculating estimated fair value of derivative liabilities at the issue date and as of September 30, 2014 is as follows:

	Upon	September 30,
	Issuance	2014
Warrants
Volatility – range	281.39%	294.99%
Contractual term	2 - 5 years	2 - 5 years
Exercise price	$0.10 - $0.12	$0.10 - $0.12
Number of warrants in aggregate	47,641,002	47,641,002

Shares Upon Conversion of Convertible Debt
	261.51% -
Volatility – range	305.08%	328.76%
Contractual term	1 - 2 years	1 - 2 years
Exercise price	$0.10	$0.10
Number of shares in aggregate	38,358,998	38,358,998

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014 and 2013

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2013	$-
Fair value of derivative liabilities at issuance	1,487,192
Derivative losses included in other expense	6,427,146
Balance at September 30, 2014	$7,914,338

Fair Value Measurements

As required by ASC 820, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The following table summarizes the valuation of our investments and financial instruments by ASC 820 pricing levels as of September 30, 2014:

	Fair value measurement

	Level 1	Level 2	Level 3	Total
Derivative liabilities	-	-	7,914,338	7,914,338
Total	-	-	7,914,338	7,914,338

7	Asset retirement obligations

The Company’s asset retirement obligations relate to plugging and abandonment of oil and gas properties. The components of the change in the Company’s asset retirement obligations as of September 30, 2014 and December 31, 2013 are shown below.

American Natural Energy Corporation
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2014 and 2013

	September 30, 2014	December 31, 2013
	$	$
Asset retirement obligations, January 1	2,165,521	2,392,369
Additions and revisions	-	(370,566)
Settlements and disposals	-	(116,898)
Accretion expense	178,968	260,616

Asset retirement obligations, December 31	2,344,489	2,165,521

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     We currently are experiencing a severe shortage of working capital and funds to pay our liabilities. We have no current borrowing capacity with any lender. We incurred a net loss of $7,553,000 for the nine months ended September 30, 2014 and a net loss of $3,147,000 and $3,318,000 for the years ended December 31, 2013 and 2012. We have a working capital deficiency and an accumulated deficit at September 30, 2014 which leads to substantial doubt concerning our ability to meet our obligations as they come due. We also have a need for substantial funds to develop our oil and gas properties and repay borrowings as well as to meet our other current liabilities.

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

A Comparison of Operating Results For The Three Months Ended September 30, 2014 and September 30, 2013

     We recorded a net loss of $8,031,000 during the three months ended September 30, 2014 compared to a net loss of $859,000 for the three months ended September 30, 2013. During the three months ended September 30, 2014, our revenues were comprised of oil and gas sales totaling $380,000 compared with oil and gas sales of $841,000 during the same period of 2013. Oil and gas prices decreased as well as production for the third quarter of 2014 as compared to the third quarter of 2013. Our net average daily production for the three month period ended September 30, 2014 decreased by 50% over the same period of the prior year, from 82 net barrels of oil equivalent per day to 41 net barrels of oil equivalent per day. The weighted average price was $99.99 per barrel of oil equivalent for the three months ended September 30, 2014 compared to $111.03 per barrel of oil equivalent for the same period in 2013. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

     We had operating expenses of $676,000 for the three months ended September 30, 2014 compared to operating expenses of $1,130,000 for the three months ended September 30, 2013. Our general and administrative expenses were $331,000 for the three months ended September 30, 2014 compared to $336,000 for the three months ended September 30, 2013, a decrease of $5,000.

     Interest and financing costs decreased for the three months ended September 30, 2014 compared to the same period in 2013 at $490,000 and $583,000 respectively. Interest and financing costs were lower in the third quarter of 2014 due to lower amortization of note discounts and deferred financing costs and increased debt. Loss on embedded derivatives for the three months ended September 30, 2014 was $6,427,146 with no comparable loss in the same period in 2013.

     Lease operating expenses of $179,000, production taxes of $18,000 and depletion, depreciation and amortization of $165,000 during the three months ended September 30, 2014 changed from $227,000, $93,000, and $245,000, respectively, during the three months ended September 30, 2014. Lease operating expenses were lower for the third quarter of 2014 compared to the same period in 2013 due to decreased production. Production taxes decreased for the third quarter of 2014 as a result of decreased production. The decrease in depletion, depreciation and amortization for the third quarter of 2014 is a result of decreased production.

     During the three months ended September 30, 2014, we had a foreign exchange gain of $16,000 compared to a $229,000 foreign exchange loss for the three months ended September 30, 2013. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars, in addition to a note owed to a third party denominated in Canadian dollars. The foreign exchange gain for the three months ended September 30, 2014 was caused by the strengthening of the US dollar against the Canadian dollar. The gain related to the note denominated in Canadian dollars was $16,000 for the three months ended September 30, 2014

A Comparison of Operating Results For The Nine Months Ended September 30, 2014 and September 30, 2013

     We recorded net loss of $7,553,000 during the nine months ended September 30, 2014 compared to a net loss of $1,465,000 for the nine months ended September 30, 2013. During the nine months ended September 30, 2014, our revenues were comprised of oil and gas sales totaling $1,425,000 compared with oil and gas sales of $2,714,000 during the same period of 2013. Oil and gas prices and production decreased for the first nine months of 2014 as compared to the same period of 2013. Our net average daily production for the nine month period ended September 30, 2014 decreased by 44% over the same period of the prior year, from 91 net barrels of oil equivalent per day to 51 net barrels of oil equivalent per day. Oil and gas prices decreased for the nine month period ended September 30, 2014 over the same period of the prior year. The weighted average price was $102.52 and $108.51 per barrel of oil equivalent for the nine months ended 2014 and 2013 respectively. Production from our existing wells is subject to fluctuation based upon which zones of wells are in production.

     We had operating expenses of $2,093,000 for the nine months ended September 30, 2014 compared to operating expenses of $2,584,000 for the nine months ended September 30, 2013. Our general and administrative expenses were $979,000 for the nine months ended September 30, 2014 compared to $1,193,000 for the nine months ended September 30, 2013. General and administrative expenses were higher for the period ended September 30, 2013 primarily due to higher professional fees and higher payroll expense.

     Interest and financing costs decreased for the nine months ended September 30, 2014 compared to the same period in 2013 at $1,284,000 and $1,594,000 respectively. Interest and financing costs were lower in the first three quarters of 2014 primarily as a result of lower amortization of note discounts. Loss on embedded derivatives for the nine months ended September 30, 2014 was $6,427,146 with no comparable loss in the same period in 2013.

     Lease operating expenses of $460,000, production taxes of $99,000 and depletion, depreciation and amortization of $570,000 during the nine months ended September 30, 2014 changed from $743,000, $270,000, and $841,000, respectively, during the nine months ended September 30, 2014. Lease operating expenses were lower for the first three quarters of 2014 compared to the same period in 2013 due to decreased production. Production taxes decreased for the first three quarters of 2014 as a result of decreased production. The decrease in depletion, depreciation and amortization for the first three quarters of 2014 is a result of decreased production.

     During the nine months ended September 30, 2014, we had a foreign exchange gain of $15,000 compared to a $463,000 foreign exchange gain for the nine months ended September 30, 2013. Our foreign exchange gains and losses arise out of an inter-company indebtedness we owe to our wholly-owned subsidiary, Gothic, which is payable in Canadian dollars, in addition to a note owed to a third party denominated in Canadian dollars. The foreign exchange gain for the nine months ended September 30, 2014 was caused by the strengthening of the US dollar against the Canadian dollar. The gain related to the note denominated in Canadian dollars was $15,000 for the nine months ended September 30, 2014.

     During the nine months ended September 30, 2014 we also amended the loan with TCA which qualified as debt extinguishment and $408,000 was recorded as a loss on debt extinguishment. Additionally, the TCA debt was acquired by Hillair Capital resulting in an additional loss on extinguishment of $817,396. We recorded a gain of $2,052,000 for the nine months ended September 30, 2014 as the result of the settlement of disputed revenue payables to a royalty owner. During the nine months ended September 30, 2013 we also extended the repayment terms and rights on a related party note which qualified as debt extinguishment. The additional rights were valued at $39,953 and were recorded as a loss on debt extinguishment.

Liquidity and Capital Resources

General

     To date, our production has not been sufficient to fund our operations and drilling program. At September 30, 2014, we do not have any available borrowing capacity and have negative working capital of approximately $8.7 million.

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

A Comparison of Cash Flow For The Nine Months Ended September 30, 2014 and September 30, 2013

     Our net cash provided by operating activities was $343,000 for the nine months ended September 30, 2014 as compared to net cash used in operating activities of $140,000 for the nine months ended September 30, 2013, an increase of $483,000. The increase in net cash provided by operating activities for the nine months ended September 30, 2014 was due to an increase in working capital of $1,204,000 and a decrease in net loss of $6,088,000 and offset by an increase in noncash items of $5,368,000. Changes in working capital items had the effect of increasing cash flows from operating activities by $1,001,000 during the nine months ended September 30, 2014 mainly due to an increase in accounts payable and accrued liabilities of $918,000 and along with an increase in accounts receivable and other current assets of $83,000. Changes in working capital items had the effect of decreasing cash flows from operating activities by $203,000 during the nine months ended September 30, 2013 due to an increase in accounts receivable and other current assets of $17,000 along with a decrease in accounts payable and accrued liabilities of $186,000.

     We used $47,000 of net cash in investing activities during the nine months ended September 30, 2014 compared to net cash used of $131,000 in 2013. The cash used in investing in 2014 and 2013 was for the purchase and development of oil and gas properties.

      Our net cash used in financing activities was $379,000 for the nine months ended September 30, 2014 compared to net cash provided of $243,000 for the same period in 2013. For the nine months ended September 30, 2014, net cash outflows from financing activities were a result of the issuance of notes of $861,000 offset by payments against outstanding notes of $1,039,000, of which $45,000 was to related parties, and payments of deferred financing costs of $201,000. For the nine months ended September 30, 2013, net cash inflows from financing activities were a result of the issuance of notes, net of fees, of $2,254,000, of which $505,000 was to related parties, offset by payments against outstanding notes of $1,886,000, of which $74,000 was to related parties, and payments of deferred financing costs of $125,000.

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

     The Company also agreed to pay TCA $100,000 in cash in lieu of a stock bonus related to the issuance of the note. Fees paid and to be paid in cash totaling $155,550 to TCA Global Credit Master Fund, LP were recorded as a debt discount.

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

     On January 29, 2014, the Company entered into the Sixth Amendment to the Securities Purchase Agreement with TCA Global Credit Master Fund LP. The amendment provides for interest only payments pursuant to existing amended and restated debenture for the month of December 2013, that all previous outstanding principal and accrued and unpaid interest, an accommodation fee $200,000 for entering into this sixth Amendment and all outstanding Redemption Premium fees comprised the agreed upon outstanding amount of $2,196,609. Principal and interest in the amount of $371,459 was due monthly, inclusive of all fees and redemption amounts. The Company evaluated the amendment under FASB ASC 470-50 and determined that the modification was substantial and qualified as a debt extinguishment. The additional $200,000 accommodation fee and the remaining unamortized debt discount of $208,490 and were recorded as a loss on debt extinguishment. Principal payments of $645,211for the six months ended June 30, 2014 along with accrued interest have been made.

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

     On July 3, 2014 we entered into a Securities Purchase Agreement (the "Hillair Purchase Agreement") with Hillair Capital Investments, LP ("Hillair"), pursuant to which we (i) issued to Hillair an 8% Original Issue Discount Senior Secured Convertible Debenture (the “OID Debenture”) in the principal amount of $835,899 convertible into shares of the Company’s common stock at $0.10 per share (subject to adjustment therein); and (ii) issued to Hillair 28,000,000 Series A Common Stock purchase Warrants exercisable for 5 years at $0.12 per share (subject to adjustment therein) and 19,641,002 Series B Common Stock purchase Warrants exercisable for 2 years at $0.10 per share (subject to adjustment therein) .

     Prior to July 3, 2014, TCA Global Credit Master Fund LP (“TCA”) assigned to Hillair the Second Replacement, Amended and Restated Senior Secured Redeemable Debenture, with a current principal amount of $1,753,600 issued to TCA by us as of June 28, 2013 (the “Amended Debenture”), along with certain mortgages, dated as of December 29, 2011 and September 4, 2012, and as filed in St. Charles Parish, Louisiana (the “Mortgages”). On July 3, 2014, we and Hillair also entered into an Amendment Agreement (the “Amendment”), amending the Amended Debenture by (i) increasing the interest rate to 16% per annum, (ii) extending the maturity date to January 1, 2016 and (iii) revising the monthly principal payments to be quarterly principal payments.

     Our obligations under the OID Debenture are secured by substantially all of the assets of the Company and its wholly-owned subsidiary, Gothic Resources, Inc. (“Gothic”) pursuant to the terms of a Security Agreement, dated as of July 3, 2014 (the “Security Agreement”), and Gothic has guaranteed the performance of the Company’s obligations under the terms of a Subsidiary Guarantee Agreement executed by Gothic on the same date (the “Subsidiary Guarantee”). In addition, our obligations to the OID Debenture and the Amended Debenture are secured by the Mortgage Documents.

     Interest on the Amended Debenture and on the OID Debenture is payable by us on a quarterly basis commencing January 1, 2015. Principal on the Amended Debenture and on the OID

     Debenture is payable quarterly commencing on March 1, 2015 with both debentures maturing on January 1, 2016. We may prepay the Amended Debenture with a 3 day notice. Subject to the Equity Conditions set forth in the OID Debenture, the OID Debenture is redeemable at any time after the 6 month anniversary of the OID Debenture at 120% of the outstanding principal balance.

     At any time prior to the payment of the OID Debenture in full, Hillair may elect, in its sole discretion, to convert all or part of the principal amount of the OID Debenture into shares of our common stock at a conversion rate of US$0.10 per share (subject to adjustment therein). The OID Debenture contains customary adjustment provisions for certain corporate events, such as the payment of stock dividends and stock splits. The OID Debenture also contains customary events of default.

     Pursuant to the Hillair Purchase Agreement and until the 12 month anniversary of the closing on the OID Debenture, Hillair may purchase from us additional Debentures with an aggregate subscription amount of up to $2,500,000 (for a principal amount of $2,800,000) and up to 28,000,000 Series A Warrants and 19,641,002 Series B Warrants consistent with the terms set forth above.

     We also reached agreement with Palo Verde Acquisitions LLC to extend the maturity of its 12% convertible debenture in the amount of $2 million and its 12% convertible debenture in the amount of $1 million until January 2, 2016 with all accrued and unpaid interest to date being added to the outstanding principal amount. The conversion price of $0.10 remains unchanged.

     Additionally, the expiration date of warrants held by Palo Verde was extended to January 2, 2018 and the exercise price reduced to $0.12 per share.

Future Capital Requirements and Resources

     At September 30, 2014, we do not have any available borrowing capacity under existing credit facilities and our current assets are $441,000 compared with current liabilities of $7.8 million. Our current liabilities include accounts payable, revenues payable, notes payable (a portion of which is past due), and other current obligations. We have substantial needs for funds to pay our outstanding payables and debt due during 2014. In addition, we have substantial need for capital to develop our oil and gas prospects. At September 30, 2014, we have no commitments for additional capital to fund drilling activities in 2014.

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

-	our ability to raise capital and fund our oil and gas well drilling and development plans,
-	our ability to fund the repayment of our current liabilities, and
-	our ability to negotiate and enter into any agreement relating to a merger or sale of all or substantially all our assets.

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

     Any future trading prices of our common shares will depend on many factors, including, among others, our operating results and the market for similar securities.

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

___________________
(1)	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the

Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN NATURAL ENERGY CORPORATION
(Registrant)

Date: November 14, 2014	/S/ Michael K. Paulk
Michael K. Paulk
President and Chief Executive Officer

/S/ Steven P. Ensz
Steven P. Ensz
Principal Financial and Accounting Officer